Form 10-Q
period 2019-03-31
Richmond Mutual Bancorporation, Inc.
filed 2019-06-18
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 333-230184

RICHMOND MUTUAL BANCORPORATION, INC.
(Exact name of registrant as specified in its charter)
Maryland	36-4926041
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

31 North 9th Street, Richmond, Indiana 47374
(Address of principal executive offices; Zip Code)

(765) 962-2581
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:   None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]
There were no shares of Registrant’s common stock, par value of $.01 per share, issued and outstanding as of June 18, 2019.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

EXPLANATORY NOTE
Richmond Mutual Bancorporation, Inc., a Maryland corporation, which is referred to in this document as “Richmond Mutual Bancorporation-Maryland,” was formed in February 2019 to serve as a new stock holding company for First Bank Richmond upon completion of the reorganization of First Bank Richmond from the mutual holding company form of organization.  As of March 31, 2019, the reorganization had not been completed. In addition, as of that date, Richmond Mutual Bancorporation-Maryland had no assets or liabilities and had not conducted any business activities other than organizational activities.  Richmond Mutual Bancorporation, Inc., a Delaware corporation, which is referred to in this document as “Richmond Mutual Bancorporation-Delaware,” currently owns 100% of the outstanding shares of common stock of First Bank Richmond.  Upon the completion of the reorganization Richmond Mutual Bancorporation-Delaware will cease to exist and First Bank Richmond will be a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland.  Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relates solely to Richmond Mutual Bancorporation-Delaware and its consolidated subsidiary, First Bank Richmond.
The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements, and related notes, of Richmond Mutual Bancorporation-Delaware at and for the year ended December 31, 2018 contained in Richmond Mutual Bancorporation-Maryland’s definitive prospectus dated May 6, 2019 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 16, 2019.
In certain circumstances, where appropriate, the terms “we, “us” and “our” refer collectively to (i) Richmond Mutual Bancorporation-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the reorganization and (ii) Richmond Mutual Bancorporation-Maryland and First Bank Richmond with respect to discussions in this document involving matters to occur post-reorganization, in each case unless the context indicates another meaning.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$8,900,280	$10,112,422
Interest-bearing demand deposits	22,042,707	4,858,748
Cash and cash equivalents	30,942,987	14,971,170
Investment securities - available for sale	124,222,960	122,482,487
Investment securities - held to maturity	19,747,869	21,079,974
Loans and leases, net of allowance for losses of $5,836,000 and $5,600,000, respectively	672,058,277	654,755,066
Premises and equipment, net	13,983,153	14,025,476
Federal Reserve and Federal Home Loan Bank stock	6,965,500	6,560,600
Interest receivable	2,705,206	2,686,010
Mortgage-servicing rights	1,218,934	1,227,356
Cash surrender value of life insurance	3,747,767	3,718,219
Other assets	7,207,424	8,112,005

Total assets	$882,800,077	$849,618,363

Liabilities
Non-interest bearing deposits	$63,144,179	$58,044,369
Interest bearing deposits	578,938,921	562,592,451
Total deposits	642,083,100	620,636,820
Federal Home Loan Bank advances	145,100,000	136,100,000
Advances by borrowers for taxes and insurance	632,911	543,527
Interest payable	656,647	550,749
Other liabilities	5,204,514	5,934,235
Total liabilities	793,677,172	763,765,331

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $.01 par value; Authorized - 500 shares; Issued and outstanding - 100 shares	1	1
Additional paid-in capital	12,750,999	12,750,999
Retained earnings	78,852,567	77,480,318
Accumulated other comprehensive loss	(2,480,662)	(4,378,286)
Total stockholders' equity	89,122,905	85,853,032

Total liabilities and stockholders' equity	$882,800,077	$849,618,363

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Interest Income
Loans and leases	$8,766,129	$7,261,910
Investment securities	941,661	866,315
Other	49,107	34,537
Total interest income	9,756,897	8,162,762

Interest Expense
Deposits	1,886,700	1,157,906
Borrowings	750,262	454,022
Total interest expense	2,636,962	1,611,928

Net Interest Income	7,119,935	6,550,834
Provision for losses on loans and leases	525,000	450,000

Net Interest Income After Provision for Losses on Loans and Leases	6,594,935	6,100,834

Other Income
Service charges on deposit accounts	231,649	252,334
Card fee income	166,586	159,516
Loan and lease servicing fees	113,272	38,826
Net gains on sale of securities (includes $24,806 and $0 for the three months ended March 31, 2019 and 2018, respectively, related to accumulated other comprehensive loss reclassifications)	24,806	-
Net gains on loan and lease sales	87,225	98,739
Other loan fees	154,640	149,957
Other income	126,277	139,607
Total other income	904,455	838,979

Other Expenses
Salaries and employee benefits	3,475,733	3,410,564
Net occupancy expenses	293,381	292,448
Equipment expenses	242,145	233,201
Data processing fees	414,192	371,055
Deposit insurance expense	135,000	106,000
Printing and office supplies	41,758	35,721
Legal and professional fees	296,779	141,751
Advertising expense	123,417	118,642
Bank service charges	31,676	23,544
Real estate owned expense	14,820	8,454
Loan tax and insurance expense (refund)	(23,052)	52,435
Other expenses	759,192	645,713
Total other expenses	5,805,041	5,439,528

Income Before Income Tax Expense	1,694,349	1,500,285
Provision for income taxes (includes $6,483 and $0 for the three months ended March 31, 2019 and 2018, respectively, related to income tax expense from reclassification of items)	322,100	287,900

Net Income	$1,372,249	$1,212,385

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net Income	$1,372,249	$1,212,385

Other Comprehensive Income (Loss)
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense (benefit) of $677,903 and ($750,647) for the three months ended March 31, 2019 and 2018, respectively	1,915,947	(2,121,544)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $6,483 and $0 for the three months ended March 31, 2019 and 2018, respectively	18,323	-
	1,897,624	(2,121,544)

Comprehensive Income (Loss)	$3,269,873	$(909,159)

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, December 31, 2018	-	$-	100	$1	$12,750,999	$77,480,318	$(4,378,286)	$85,853,032
Net income						1,372,249		1,372,249
Other comprehensive income							1,897,624	1,897,624

Balances, March 31, 2019	-	$-	100	$1	12,750,999	$78,852,567	$(2,480,662)	$89,122,905

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, December 31, 2017	80	$1	100	$1	$12,757,998	$71,765,677	$(2,725,854)	$81,797,823
Net income						1,212,385		1,212,385
Dividend						(500,000)		(500,000)
Other comprehensive loss							(2,328,127)	(2,328,127)

Balances, March 31, 2018	80	$1	100	$1	$12,757,998	$72,478,062	$(4,847,398)	$80,388,664

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating Activities
Net income	$1,372,249	$1,212,385
Items not requiring (providing) cash
Provision for loan losses	525,000	450,000
Depreciation and amortization	233,529	228,109
Deferred income tax	(361,000)	(260,000)
Investment securities (accretion) amortization, net	123,814	185,949
Investment securities gains	(24,806)	-
Gain on sale of loans and leases held for sale	(87,225)	(98,739)
Accretion of loan origination fees	(40,049)	(53,287)
Amortization of mortgage-servicing rights	32,833	83,576
Increase in cash surrender value of life insurance	(29,548)	(29,659)
Loans originated for sale	(3,468,463)	(4,944,192)
Proceeds on loans sold	3,342,763	5,191,292
Net change in
Interest receivable	(19,196)	(105,260)
Other assets	1,265,581	1,313,334
Other liabilities	(1,309,293)	1,381,826
Interest payable	105,898	192,306
Net cash provided by operating activities	1,662,087	4,747,640

Investing Activities
Net change in interest-bearing time deposits	-	200,000
Purchases of securities available for sale	(12,886,237)	(945,000)
Proceeds from maturities and paydowns of securities available for sale	2,068,535	2,827,437
Proceeds from sales of securities available for sale	11,467,522	-
Proceeds from maturities and paydowns of securities held to maturity	1,320,000	1,580,000
Net change in loans	(17,599,648)	(37,542,535)
Purchases of premises and equipment	(191,206)	(284,153)
Purchase of FHLB stock	(404,900)	-
Net cash used in investing activities	(16,225,934)	(34,164,251)

Financing Activities
Net change in
Demand and savings deposits	13,720,129	4,222,107
Certificates of deposit	7,726,151	23,863,059
Advances by borrowers for taxes and insurance	89,384	93,106
Proceeds from FHLB advances	37,000,000	79,000,000
Repayment of FHLB advances	(28,000,000)	(80,000,000)
Dividends paid	-	(500,000)
Net cash provided by financing activities	30,535,664	26,678,272

Net Change in Cash and Cash Equivalents	15,971,817	(2,738,339)

Cash and Cash Equivalents, Beginning of Period	14,971,170	16,169,754

Cash and Cash Equivalents, End of Period	$30,942,987	$13,431,415

Additional Cash Flows and Supplementary Information
Interest paid	$2,531,064	$1,419,622
Transfers from loans to other real estate owned	-	84,958

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Richmond Mutual Bancorporation, Inc. (the “Company”), which is a wholly owned subsidiary of First Mutual of Richmond, Inc., and its wholly owned subsidiary, First Bank Richmond (“First Bank”), and conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.  The more significant of the policies are described below.

On February 6, 2019, the Board of Directors of First Mutual of Richmond, Inc. (the “MHC”), the parent mutual holding company of the Company, adopted a Plan of Reorganization and Stock Offering (the “Plan”).  The Plan has been approved by the Board of Governors of the Federal Reserve System (the “FRB”) and by the Indiana Department of Financial Institutions (the “IDFI”).  The Plan must also be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting of members to be held on June 19, 2019.   Pursuant to the Plan, the MHC will convert from a mutual holding company to the stock holding company corporate structure.  Upon completion of the transaction, the MHC and the Company will cease to exist, and First Bank will be a wholly owned subsidiary of a newly formed Maryland corporation also known as Richmond Mutual Bancorporation, Inc. (“Richmond Mutual Bancorporation-Maryland”).

Pursuant to the Plan, Richmond Mutual Bancorporation-Maryland is in the process of offering stock for sale to the public, with the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock has been priced at $10.00 per share and is being offered in a subscription offering pursuant to non-transferable subscription rights granted on a priority basis to the eligible members of the MHC, First Bank’s employee stock ownership plan (the “ESOP”) and certain other persons.  To the extent that the ESOP’s subscription is not filled in the stock offering due to an oversubscription, the ESOP may purchase some or all of the shares subscribed for in the open market following the completion of the offering, subject to any required approvals of the FRB and the IDFI.  In addition, subject to approval by the MHC members, First Bank will establish the First Bank Richmond, Inc. Community Foundation and contribute $6.25 million to the foundation, consisting of $1.25 million in cash and $5.0 million (500,000 shares) of Richmond Mutual Bancorporation-Maryland common stock.

The costs of the reorganization and the issuance of the common stock will be deferred and deducted from the sales proceeds of the offering.  If the reorganization is unsuccessful, all deferred costs will be charged to operations.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the Company’s year ended December 31, 2018 included in the prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 16, 2019 (SEC File No. 333-230184).  However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included.  Those adjustments consist only of normal recurring adjustments.

The interim consolidated financial statements at and for the three months ended March 31, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods.  The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Balance Sheet of the Company as of December 31, 2018 has been derived from the audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Accounting Pronouncements

Richmond Mutual Bancorporation - Maryland is an emerging growth company and as such will be subject to the effective dates noted for the pivate companies if they differ from the effective dates noted for public companies.

Revenue Recognition — Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The Company elected to early adopt ASC 606 in 2018.  The adoption of ASC 606 did not result in a change to the accounting of any of the Company’s revenue streams that are within the scope of the amendments. Revenue-gathering activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:

- Service charges on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer and overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

- Card fee income – this includes debit card fees charged based on the volume and number of debit card transactions.  Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. The ASU is effective for SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. All entities may adopt the amendments in this ASU earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While the Company expects that the implementation of this ASU will increase the balance of the allowance for loan losses, it is continuing to evaluate the potential impact on the Company’s results of operations and financial position. The Company has established a workgroup to review and produce different methodologies to best estimate future loan losses.

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Based on leases outstanding as of December 31, 2018, the new standard will not have a material impact on the Company’s balance sheet or income statement.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$40,792	$-	$1,604	$39,188
State and municipal obligations	28,850	86	339	28,597
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	57,909	30	1,514	56,425
Equity securities	13	-	-	13
	127,564	116	3,457	124,223

Held to maturity
State and municipal obligations	17,248	143	42	17,349
Corporate obligations	2,500	2,632	-	5,132
	19,748	2,775	42	22,481

Total investment securities	$147,312	$2,891	$3,499	$146,704

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$40,812	$-	$2,802	$38,010
State and municipal obligations	30,531	34	776	29,789
Mortgage-backed securities -
government-sponsored enterprises
GSE residential	56,945	11	2,286	54,670
Equity securities	13	-	-	13
	128,301	45	5,864	122,482

Held to maturity
State and municipal obligations	18,580	70	107	18,543
Corporate obligations	2,500	2,610	-	5,110
	21,080	2,680	107	23,653

Total investment securities	$149,381	$2,725	$5,971	$146,135

The amortized cost and fair value of securities at March 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$80	$80	$2,693	$2,687
One to five years	9,744	9,615	7,971	7,989
Five to ten years	51,298	49,620	5,086	5,140
After ten years	8,520	8,470	3,998	6,665
	69,642	67,785	19,748	22,481
Mortgage-backed securities -
GSE residential	57,909	56,425	-	-
Equity securities	13	13	-	-

Totals	$127,564	$124,223	$19,748	$22,481

Securities with a carrying value of $88,282,000 and $86,267,000 were pledged at March 31, 2019 and December 31, 2018, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during the three months ended March 31, 2019 and 2018 were $11,467,522 and $0, respectively.  Gross gains of $25,000 and $0 resulting from sales of available-for-sale securities were realized for the three months ended March 31, 2019 and 2018, respectively.  There were no gross losses realized from sales of available-for-sale securities for both the three months ended March 31, 2019 and 2018, respectively.

Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2019 and December 31, 2018 was $115,561,000 and $126,736,000, which is approximately 79% and 88%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent changes in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any other securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	-	-	39,188	1,604	39,188	1,604
State and municipal obligations	883	2	20,173	337	21,056	339
Mortgage-backed securities -
GSE residential	4,103	25	44,851	1,489	48,954	1,514
Total available-for-sale	4,986	27	104,212	3,430	109,198	3,457

Held-to-maturity
State and municipal obligations	30	-	6,333	42	6,363	42

Total temporarily
impaired securities	$5,016	$27	$110,545	$3,472	$115,561	$3,499

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	$-	$-	$38,010	$2,802	$38,010	$2,802
State and municipal obligations	4,516	26	21,529	750	26,045	776
Mortgage-backed securities -
GSE residential	5,872	30	45,676	2,256	51,548	2,286
Total available-for-sale	10,388	56	105,215	5,808	115,603	5,864

Held-to-maturity
State and municipal obligations	3,271	11	7,862	96	11,133	107

Total temporarily
impaired securities	$13,659	$67	$113,077	$5,904	$126,736	$5,971

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Note 4:  Loans, Leases and Allowance

Categories of loans at March 31, 2019 and December 31, 2018 include:

	March 31,	December 31,
	2019	2018

Commercial mortgage	$214,467	$211,237
Commercial and industrial	64,090	71,854
Construction and development	93,399	72,955
Multi-family	43,193	43,816
Residential mortgage	134,988	132,492
Home equity	6,904	7,214
Direct financing leases	107,665	107,735
Consumer	13,657	13,520
	678,363	660,823
Less
Allowance for loan and lease losses	5,836	5,600
Deferred loan fees	469	468

	$672,058	$654,755

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Balance, January 1	$3,147	$1,817	$139	$389	$108	$5,600
Provision charged to expense	269	221	(37)	38	34	525
Charge-offs	-	(250)	(2)	(82)	(34)	(368)
Recoveries	4	2	17	47	9	79

Balance, March 31	$3,420	$1,790	$117	$392	$117	$5,836

	Three months ended March 31, 2018
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Balance, January 1	$2,424	$1,663	$257	$337	$119	$4,800
Provision charged to expense	550	(34)	(23)	(18)	(25)	450
Charge-offs	(7)	-	(39)	(36)	(10)	(92)
Recoveries	8	5	29	36	15	93

Balance, March 31	$2,975	$1,634	$224	$319	$99	$5,251

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated for impairment	$300	$143	$-	$-	$-	$443
Collectively evaluated for impairment	3,120	1,647	117	392	117	5,393

Balance, March 31	$3,420	$1,790	$117	$392	$117	$5,836

Loans:
Individually evaluated for impairment	$713	$908	$383	$-	$-	$2,004
Collectively evaluated for impairment	368,959	64,488	118,337	107,665	16,910	676,359
Ending balance, March 31	$369,672	$65,396	$118,720	$107,665	$16,910	$678,363

	December 31, 2018
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated for impairment	$300	$394	$-	$-	$-	$694
Collectively evaluated for impairment	2,847	1,423	139	389	108	4,906

Balance, December 31	$3,147	$1,817	$139	$389	$108	$5,600

Loans:
Individually evaluated for impairment	$743	$1,177	$389	$-	$-	$2,309
Collectively evaluated for impairment	358,593	58,203	117,258	107,735	16,725	658,514
Ending balance, December 31	$359,336	$59,380	$117,647	$107,735	$16,725	$660,823

First Bank rates all loans by credit quality using the following designations:

Grade 1 - Exceptional

Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 - Quality Loans

These loans have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and Indiana Department of Financial Institutions and Federal Deposit Insurance Corporation (“FDIC”) regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.

Grade 3 - Acceptable Loans

This category is for “average” quality loans.  These loans have adequate sources of repayment with little identifiable risk of collection and they conform to Company policy and DFI/FDIC regulations.

Grade 4 - Acceptable but Monitored

Loans in this category may have a greater than average risk due to financial weakness or uncertainty but do not appear to require classification as special mention or substandard loans.  Loans rated “4” need to be monitored on a regular basis to ascertain that the reasons for placing them in this category do not advance or worsen.

Grade 5 - Special Mention

Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  This special mention rating is designed to identify a specific level of risk and concern about an asset’s quality.  Although a special mention loan has a higher probability of default than a pass rated loan, its default is not imminent.

Grade 6 - Substandard

Loans in this category are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard loans have a high probability of payment default, or they have other well-defined weaknesses.  Such loans have a distinct potential for loss; however, an individual loan’s potential for loss does not have to be distinct for the loan to be rated substandard.

The following are examples of situations that might cause a loan to be graded a “6”:

•	Cash flow deficiencies (losses) jeopardize future loan payments.

•	Sale of noncollateral assets has become a primary source of loan repayment.

•	The relationship has deteriorated to the point that sale of collateral is now the Company’s primary source of repayment, unless this was the original source of loan repayment.

•	The borrower is bankrupt or for any other reason future repayment is dependent on court action.

Grade 7 - Doubtful

A loan classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan has a high probability of total or substantial loss.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  Because of high probability of loss, nonaccrual accounting treatment will be required for doubtful loans.

Grade 8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial

Commercial and industrial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may include a personal guarantee.  Short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial Mortgage including Construction

Loans in this segment include commercial loans, commercial construction loans, and multi-family loans. This segment also includes loans secured by 1-4 family residences which were made for investment purposes.  Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.

Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential, Brokered and Consumer

Residential, brokered and consumer loans consist of three segments - residential mortgage loans, brokered mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Brokered mortgages are purchased residential mortgage loans meeting the Company's criteria established for originating residential mortgage loans. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Leases

Lease financing consists of direct financing leases and are used by commercial customers to finance capital purchases of equipment.  The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant.  A determination is made as to the applicant’s financial condition and ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2019 and December 31, 2018:

		March 31, 2019
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$212,400	$59,709	$93,399	$43,193	$132,262	$6,779	$107,408	$13,053	$668,203
5	Special Mention	1,499	1,457	-	-	208	60	-	-	3,224
6	Substandard	568	2,924	-	-	2,518	65	100	604	6,779
7	Doubtful	-	-	-	-	-	-	157	-	157
8	Loss	-	-	-	-	-	-	-	-	-

		$214,467	$64,090	$93,399	$43,193	$134,988	$6,904	$107,665	$13,657	$678,363

		December 31, 2018
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$210,158	$68,568	$72,955	$40,890	$128,665	$7,059	$107,382	$13,467	$649,144
5	Special Mention	492	35	-	2,926	264	65	-	-	3,782
6	Substandard	587	3,251	-	-	3,563	90	151	53	7,695
7	Doubtful	-	-	-	-	-	-	202	-	202
8	Loss	-	-	-	-	-	-	-	-	-

		$211,237	$71,854	$72,955	$43,816	$132,492	$7,214	$107,735	$13,520	$660,823

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$437	$-	$76	$513	$213,954	$214,467	$-
Commercial and industrial	74	8	846	928	63,162	64,090	-
Construction and development	-	-	-	-	93,399	93,399	-
Multi-family	-	-	-	-	43,193	43,193	-
Residential mortgage	1,216	382	2,215	3,813	131,175	134,988	1,938
Home equity	91	-	15	106	6,798	6,904	15
Leases	18	38	1	57	107,608	107,665	1
Consumer	50	-	4	54	13,603	13,657	4

Totals	$1,886	$428	$3,157	$5,471	$672,892	$678,363	$1,958

	December 31, 2018
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$-	$412	$78	$490	$210,747	$211,237	$-
Commercial and industrial	321	328	1,243	1,892	69,962	71,854	130
Construction and development	-	-	-	-	72,955	72,955	-
Multi-family	1,684	-	-	1,684	42,132	43,816	-
Residential mortgage	1,147	807	2,193	4,147	128,345	132,492	1,913
Home equity	99	-	15	114	7,100	7,214	15
Leases	110	89	-	199	107,536	107,735	-
Consumer	67	24	38	129	13,391	13,520	38

Totals	$3,428	$1,660	$3,567	$8,655	$652,168	$660,823	$2,096

The following tables present the Company’s impaired loans and specific valuation allowance at March 31, 2019 and December 31, 2018:

	March 31, 2019

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$378	$442	$-
Commercial and industrial	707	2,455	-
Residential mortgage	383	645	-

	$1,468	$3,542	$-

Loans with a specific
valuation allowance
Commercial mortgage	$335	$383	$300
Commercial and industrial	201	860	143

	$536	$1,243	$443

Total impaired loans
Commercial mortgage	$713	$825	$300
Commercial and industrial	908	3,315	143
Residential mortgage	383	645	-

Total impaired loans	$2,004	$4,785	$443

	December 31, 2018

		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$397	$453	$-
Commercial and industrial	485	829	-
Residential mortgage	389	688	-

	$1,271	$1,970	$-

Loans with a specific
valuation allowance
Commercial mortgage	$346	$387	$300
Commercial and industrial	692	2,495	394

	$1,038	$2,882	$694

Total impaired loans
Commercial mortgage	$743	$840	$300
Commercial and industrial	1,177	3,324	394
Residential mortgage	389	688	-

Total impaired loans	$2,309	$4,852	$694

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three months ended March 31, 2019 and 2018.

	Average
	Investment in	Interest
	Impaired	Income
	\ Loans	Recognized

Three Months Ended March 31, 2019:
Total impaired loans
Commercial mortgage	$728	$15
Commercial and industrial	1,043	10
Residential mortgage	386	4

Total impaired loans	$2,157	$29

	Average
	Investment in	Interest
	Impaired	Income
	\ Loans	Recognized

Three Months Ended March 31, 2018:
Total impaired loans
Commercial mortgage	$177	$2
Commercial and industrial	2,598	14
Residential mortgage	335	3

Total impaired loans	$3,110	$19

The following table presents the Company’s nonaccrual loans at March 31, 2019 and 2018:

	March 31,	December 31,
	2019	2018

Commercial mortgage	$713	$743
Commercial and industrial	908	1,177
Residential mortgage	351	357
Leases	158	202

	$2,130	$2,479

During the three months ended March 31, 2019 and 2018, there were no newly classified troubled debt restructured loans.

At March 31, 2019 and December 31, 2018, the balance of real estate owned includes $173,000 and $176,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $369,000 and $342,000, respectively.

The following lists the components of the net investment in direct financing leases:

	March 31,	December 31,
	2019	2018

Total minimum lease payments to be received	$118,810	$118,752
Initial direct costs	5,291	5,459
	124,101	124,211
Less: Unearned income	(16,436)	(16,476)

Net investment in direct financing leases	$107,665	$107,735

The amount of leases serviced by First Bank for the benefit of others was approximately $2.1 million and $2.8 million at March 31, 2019 and December 31, 2018, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank estimates and records its obligation based upon historical loss percentages.  At March 31, 2019 and December 31, 2018, First Bank has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $851,000 and $875,000, respectively, for these leases.

The following summarizes the future minimum lease payments receivable in subsequent years:

2019	$35,578
2020	88,180
2021	25,772
2022	13,759
2023	4,731
Thereafter	790

$118,810

Note 5:  Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Available-for-sale securities
Federal agencies	$39,188	$-	$39,188	$-
State and municipal obligations	28,597	-	28,597	-

GSE residential	56,425	-	56,425	-
Equity securities	13	13	-	-

	$124,223	$13	$124,210	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Available-for-sale securities
Federal agencies	$38,010	$-	$38,010	$-
State and municipal obligations	29,789	-	29,789	-
Mortgage-backed securities -
GSE residential	54,670	-	54,670	-
Equity securities	13	13	-	-

	$122,482	$13	$122,469	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the first three months ended March 31, 2019.

Available-for-Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy, which includes equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include agency securities, obligations of state and political subdivisions, and mortgage-backed securities.  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Impaired loans, collateral dependent	$292	$-	$-	$292

December 31, 2018
Impaired loans, collateral dependent	$344	$-	$-	$344
Mortgage-servicing rights	1,227	-	-	1,042

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Collateral-Dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value.  Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management.  Appraisals are reviewed for accuracy and consistency by management.  Appraisers are selected from the list of approved appraisers maintained by management.  The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral.  These discounts and estimates are developed by management by comparison to historical results.

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

Mortgage-Servicing Rights

Mortgage-servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair value is estimated using discounted cash flow models having significant inputs of discount rate, prepayment speed and default rate.  Due to the nature of the valuation inputs, mortgage-servicing rights are classified within Level 3 of the hierarchy.

Mortgage-servicing rights are tested for impairment on a quarterly basis based on an independent valuation.  The valuation is reviewed by management for accuracy and for potential impairment.

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

	Fair Value at
	March 31,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$292	Appraisal	Marketability discount	0% - 36%
impaired loans

	Fair Value at
	December 31,	Valuation	Unobservable
	2018	Technique	Inputs	Range

Collateral-dependent	$344	Appraisal	Marketability discount	0% - 70%
impaired loans

Mortgage-servicing rights	$1,227	Discounted cash flow	Discount rate	10%
			Prepayment speed	1% - 56%

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Financial assets
Cash and cash equivalents	$30,943	$30,943	$-	$-
Available-for-sale securities	124,223	13	124,210	-
Held-to-maturity securities	19,748	-	22,481	-
Loans and leases receivable, net	672,058	-	-	661,119
Federal Reserve and FHLB stock	6,966	-	6,966	-
Interest receivable	2,705	-	2,705	-

Financial liabilities
Deposits	642,083	-	642,393	-
FHLB advances	145,100	-	143,513	-
Interest payable	657	-	657	-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Financial assets
Cash and cash equivalents	$14,971	$14,971	$-	$-
Available-for-sale securities	122,482	13	122,469	-
Held-to-maturity securities	21,080	-	23,653	-
Loans and leases receivable, net	654,755	-	-	643,572
Federal Reserve and FHLB stock	6,561	-	6,561	-
Interest receivable	2,686	-	2,686	-

Financial liabilities
Deposits	620,637	-	620,380	-
FHLB advances	136,100	-	133,141	-
Interest payable	551	-	551	-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and for the three months ended March 31, 2019 is intended to assist in understanding our financial condition and results of operations of. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.
Cautionary Note Regarding Forward-Looking Statements
Certain matters in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:
•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These forward-looking statements are based on our current beliefs and expectations and, by their nature, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions and equipment financing companies;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans and leases we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd–Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Overview
Richmond Mutual Bancorporation-Maryland was formed in February 2019 to serve as a new stock holding company for First Bank Richmond upon completion of the reorganization of First Bank Richmond from the mutual holding company form of organization.  As of March 31, 2019, the reorganization had not been completed.  In addition, as of that date, Richmond Mutual Bancorporation-Maryland had no assets or liabilities and had not conducted any business activities other than organizational activities.  Richmond Mutual Bancorporation -Delaware currently owns 100% of the outstanding shares of common stock of First Bank Richmond.  Upon the completion of the reorganization Richmond Mutual Bancorporation-Delaware will cease to exist and First Bank Richmond will be a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland.   Richmond Mutual Bancorporation-Delaware is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Indiana Department of Financial Institutions.   Upon completion of the reorganization and offering, Richmond Mutual Bancorporation-Maryland will become the bank holding company for First Bank Richmond by owning all of the outstanding shares of capital stock of First Bank Richmond, and also will be regulated by the Federal Reserve Board and the Indiana Department of Financial Institutions.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.

First Bank Richmond is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana. The bank was originally established in 1887 as an Indiana state-chartered mutual savings and loan association and in 1935 converted to a federal mutual savings and loan association, operating under the name First Federal Savings and Loan Association of Richmond. In 1993, the bank converted to a state-chartered mutual savings bank and changed its name to First Bank Richmond, S.B. In 1998, the bank, in connection with its non-stock mutual holding company reorganization, converted to a national bank charter operating as First Bank Richmond, National Association. In July 2007, Richmond Mutual Bancorporation-Delaware, the bank’s current holding company, acquired Mutual Federal Savings Bank headquartered in Sidney, Ohio.  Mutual Federal Savings Bank was operated independently as a separately chartered, wholly owned subsidiary of Richmond Mutual Bancorporation-Delaware until 2016 when it was combined with the bank through an internal merger transaction that consolidated both banks into a single, more efficient commercial bank charter. In 2017, the bank converted to an Indiana state-chartered commercial bank and changed its name to First Bank Richmond. Mutual Federal Savings Bank continues to operate in Ohio under the name Mutual Federal, a division of First Bank Richmond.

First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by commercial and multi-family real estate, first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, direct financing leases and commercial and industrial loans. We also obtain funds by utilizing Federal Home Loan Bank (“FHLB”) advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds.

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $132.0 million at March 31, 2019.

Our results of operations are primarily dependent on net interest income. Net interest income is the difference between interest income, which is the income that is earned on loans and investments, and interest expense, which is the interest that is paid on deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), and fees from sale of residential mortgage loans originated for sale in the secondary market. We also recognize income from the sale of investment securities.

At March 31, 2019, on a consolidated basis, we had $882.8 million in assets, $672.1 million in loans and leases, net of allowance, $642.1 million in deposits and $89.1 million in stockholders’ equity.  Our total risk-based capital ratio at March 31, 2019 was 12.4%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2019, net income was $1.4 million, compared with net income of $1.2 million for the three months ended March 31, 2018.

Critical Accounting Policies

Certain accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan and lease losses, the valuation of foreclosed assets, mortgage servicing rights, valuation of intangible assets and securities, deferred tax asset and income tax accounting.

Allowance for Loan and Lease Losses. We maintain an allowance for loan and lease losses to cover probable incurred credit losses at the balance sheet date. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. A provision for loan and lease losses is charged to operations based on our periodic evaluation of the necessary allowance balance.

We have an established process to determine the adequacy of the allowance for loan and lease losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on other classified loans and pools of homogeneous loans, and consideration of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors, all of which may be susceptible to significant change.

Foreclosed Assets. Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Mortgage Servicing Rights (“MSRs”). MSRs associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.

Securities. Under Financial Accounting Standards Board (“FASB”) Codification Topic 320 (ASC 320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

The fair values of our securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of our fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

We evaluate all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if any other-than-temporary-impairments (“OTTI”) exist pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as accumulated other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

From time to time we may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Deferred Tax Asset. We have evaluated our deferred tax asset to determine if it is more likely than not that the asset will be utilized in the future. Our most recent evaluation has determined that we will more likely than not be able to utilize our remaining deferred tax asset.

Income Tax Accounting. We file a consolidated federal income tax return. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Financial Condition at March 31, 2019 Compared to December 31, 2018

General. Total assets increased $33.2 million, or 3.9%, to $882.8 million at March 31, 2019 from $849.6 million at December 31, 2018. This increase primarily was driven by a $17.3 million increase in the loan and lease portfolio, net of allowance for loan and lease losses, and a $16.4 million increase in cash and investments. The increase in cash and investments was driven by a $16.0 million, or 106.7%, increase in cash and cash equivalents resulting from the inflow of deposits during the first quarter of 2019.

Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $17.3 million, or 2.6%, to $672.1 million at March 31, 2019 from $654.8 million at December 31, 2018. The majority of the  growth occurred in our Columbus, Ohio market area in the commercial real estate and the construction and development portfolios. The Columbus, Ohio area is experiencing some of the strongest economic activity in the Midwest. We also experienced some modest growth in our one- to four-family loan portfolio during the first quarter of 2019. We continue to sell longer term fixed-rate mortgage loans, whenever possible, to reduce related interest rate risk.

Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $236,000, or 4.2%, to $5.8 million at March 31, 2019 from $5.6 million at December 31, 2018, primarily as a result of the increased commercial real estate and construction loans in our loan and lease portfolio. At March 31, 2019, the allowance for loan and lease losses totaled 0.86% of total loans and leases outstanding compared to 0.85% at December 31, 2018. Net charge-offs during the first quarter of 2019 were $289,000.

Deposits. Total deposits increased $21.5 million, or 3.5%, to $642.1 million at March 31, 2019 from $620.6 million at December 31, 2018. This increase occurred primarily due to growth in money market accounts and retail certificates of deposit. Brokered deposits decreased $7.8 million during the first quarter of 2019. At March 31, 2019, our brokered deposits totaled $116.7 million, or 18.2% of total deposits. Our reliance on brokered deposits may increase our overall cost of funds.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $9.0 million, or 6.6%, to $145.1 million at March 31, 2019 from $136.1 million at December 31, 2018. The increase in borrowings, along with deposit growth, were used to fund loan growth during the period.

Stockholders’ Equity. Stockholders’ equity totaled $89.1 million as of March 31, 2019, an increase of $3.3 million, or 3.8%, from December 31, 2018. The increase in stockholders’ equity was due to net income of $1.4 million and a $1.8 million reduction in the accumulated other comprehensive income (loss). First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of March 31, 2019.

Average Balances, Interest and Average Yields/Cost

The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using quarterly balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material.

	Three Months Ended March 31,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$668,249	$8,766	5.25%	$583,094	$7,262	4.98%
Securities	142,649	849	2.38%	140,698	751	2.14%
Federal Reserve and FHLB stock	6,687	93	5.56%	6,717	115	6.85%
Other	9,677	49	2.03%	9,902	35	1.41%
Total interest-earning assets	827,262	9,757	4.72%	740,411	8,163	4.41%

Interest-bearing liabilities:
Savings and money market accounts	162,209	282	0.70%	157,176	194	0.49%
Interest-bearing checking accounts	99,372	65	0.26%	100,178	50	0.20%
Certificate accounts	311,937	1,540	1.97%	258,087	914	1.42%
Borrowings	135,989	750	2.21%	108,172	454	1.68%
Total interest-bearing liabilities	709,507	2,637	1.49%	623,613	1,612	1.03%

Net interest income		$7,120			$6,551
Net earning assets	$117,755			$116,798

Net interest rate spread(1)			3.23%			3.38%

Net interest margin(2)			3.44%			3.54%

Average interest-earning assets to average interest-bearing liabilities	116.60%			118.73%

___________________
(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018.

General. Net income increased $160,000, or 13.2%, to $1.4 million for the three months ended March 31, 2019, compared to $1.2 million for the three months ended March 31, 2018. The primary reasons for the increase in net income were a $569,000 increase in net interest income and a $65,000 increase in non-interest income, partially offset by increases of $366,000 in non-interest expense and $75,000 in the provision for loan and lease losses.

Interest Income. Total interest income increased $1.6 million, or 19.5%, to $9.8 million for the three months ended March 31, 2019 compared to $8.2 million for the same the three month period in 2018. The increase was primarily attributable to a $85.2 million increase in the average balance of loans and leases outstanding and a 28 basis point increase in the yield on loans and leases for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Interest Expense. Total interest expense increased $1.0 million, or 63.6%, to $2.6 million for the three months ended March 31, 2019 compared to $1.6 million during the same period in 2018. The increase primarily was attributable to the higher average balances of certificates of deposit and FHLB advances in the first quarter of 2019 compared to the first quarter of 2018, as well as higher overall rates on certificates of deposits and FHLB advances. The average balances of certificates of deposit and FHLB advances in the first quarter of 2019 increased $53.8 million and $27.8 million, respectively, over the average balances during the three months ended March 31, 2018. The average rates paid on certificates of deposit and FHLB advances during the three months ended March 31, 2019 increased 55 basis points and 53 basis points, respectively, over the rates paid during the comparable period in 2018.

Net Interest Income. Net interest income before the provision for loan and lease losses increased $569,000, or 8.7%, in the first quarter of 2019 compared to the first quarter of 2018. This was due to an increase in interest-earning assets during the three months ended March 31, 2019 compared to the comparable period in 2018. Net interest margin in the first quarter of 2019 declined to 3.44% compared to 3.54% in the first three months of 2018.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended March 31, 2019 totaled $525,000 compared to $450,000 for the three months ended March 31, 2018, a $75,000, or 16.7%, increase. The higher provision was due to the increase in the size of the loan portfolio, primarily commercial real estate and construction and development loans, and higher net charge-offs during the period. Net charge-offs during the first quarter of 2019 were $289,000, compared to a net recovery of $1,000 in the first quarter of 2018.

Non-Interest Income. Total non-interest income increased $65,000, or 7.8%, to $904,000 for the three months ended March 31, 2019, compared to $839,000 for the same period in 2018. The increase was primarily due to a $74,000 increase in loan and lease servicing fees resulting from a higher volume of loan and lease originations during the period. In addition, we recorded a $25,000 net gain on securities during the three months ended March 31, 2019, with no similar gain recorded during the comparable period in 2018. These increases were partially offset by a $21,000 decrease in service charges on deposit accounts during the three months ended March 31, 2019 compared to the same period in 2018.

Non-Interest Expense. Total non-interest expense increased $366,000, or 6.7%, to $5.8 million during the three months ended March 31, 2019, compared to the same period in 2018. Salaries and employee benefits increased $65,000, or 1.9%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to merit increases and higher related benefits. Data processing fees increased $43,000, or 11.6%, and Federal Deposit Insurance Corporation (“FDIC”) assessments increased $29,000, or 27.4%, during the three months ended March 31, 2019 compared to March 31, 2018. The increase in data processing fees primarily was a result of higher transaction volume while the increase in FDIC assessments was attributable to the increase in our asset size and the higher amount of brokered deposits held in the first quarter of 2019 compared with the first quarter of 2018. Legal and professional fees also increased $155,000, or 109.4%, in the first quarter of 2019 compared to the same period in 2018, primarily as a result of the reorganization.  Loan tax and insurance expense decreased by $75,000, or 144.0%, in the first quarter of 2019 compared to the first quarter of 2018 due to a recovery of $84,000 in property taxes that were advanced in 2018.

Income Tax Expense. Income tax expense increased by $34,000, or 11.9%, to $322,000 during the three months ended March 31, 2019, compared to the same period in 2018. This increase primarily was due to pre-tax income increasing by $194,000 during the first quarter of 2019 over the first quarter of 2018.

Liquidity

We are required to have enough cash and investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure safe and sound operations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, liquid assets have been maintained above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds. Additionally, First Bank Richmond maintains a relationship with the FHLB of Indianapolis which could provide funds on short-term notice if needed.

Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.

Liquidity, represented by cash, cash equivalents, and investment securities, is a product of our operating, investing and financing activities. Primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, excess funds are invested in short-term interest-earning assets, which provide liquidity to meet lending requirements. Cash is also generated through borrowings. FHLB advances are utilized to leverage our capital base and provide funds for lending and investment activities, as well as to enhance interest rate risk management.

Funds are used primarily to meet ongoing commitments, pay maturing deposits, fund withdrawals, and to fund loan commitments. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with us.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities and Contractual Obligations

Off-Balance Sheet Activities.  In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitment s contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2019, we had $73.4 million in loan commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2019, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

First Bank Richmond’s actual and required capital amounts and ratios are as follows:

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2019
Total risk-based capital (to risk weighted assets)	$92,058	12.4%	$59,511	8.0%	$74,389	10.0%
Tier 1 risk-based capital (to risk weighted assets)	86,222	11.6	44,634	6.0	59,511	8.0
Common equity tier 1 capital (to risk weighted assets)	86,222	11.6	33,475	4.5	48,353	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	86,222	10.0	34,352	4.0	42,440	5.0

As of December 31, 2018

Total risk-based capital (to risk weighted assets)	89,850	12.3%	58,640	8.0%	73,300	10.0%
Tier 1 risk-based capital (to risk weighted assets)	84,250	11.5	43,980	6.0	58,640	8.0
Common equity tier 1 capital (to risk weighted assets)	84,250	11.5	32,985	4.5	47,645	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	84,250	10.1	33,511	4.0	41,888	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation-Delaware was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2019, it would have exceeded all regulatory capital requirements.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the economy coincides with changes in interest rates.  Since virtually all of our assets and liabilities are monetary in nature, interest rates generally have a more significant impact on our performance than does inflation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been any material change in the market risk disclosures contained in our Prospectus.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2019, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus.  Our evaluation of the risk factors applicable to us has not changed materially from those disclosed in the Prospectus.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Nothing to report.

ITEM 6.   EXHIBITS

2.0
Plan of Reorganization and Stock Offering of First Mutual of Richmond, Inc. (incorporated by reference to Exhibit 2.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

3.1	Charter of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

3.2	Bylaws of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

4	Form of Common Stock Certificate of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

10.1	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0
The following materials for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RICHMOND MUTUAL BANCORPORATION, INC.

Date: June 18, 2019	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: June 18, 2019	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)