Form 10-Q
period 2019-06-30
Richmond Mutual Bancorporation, Inc.
filed 2019-08-14
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2019

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RMBI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]
There were 13,526,625 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 14, 2019.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

EXPLANATORY NOTE
Richmond Mutual Bancorporation, Inc., a Maryland corporation, which is referred to in this document as “Richmond Mutual Bancorporation-Maryland,” was formed in February 2019 to serve as a new stock holding company for First Bank Richmond upon completion of the reorganization of First Bank Richmond from the mutual holding company form of organization.  On July 1, 2019, upon the completion of the reorganization, Richmond Mutual Bancorporation, Inc., a Delaware corporation, which is referred to in this document as “Richmond Mutual Bancorporation-Delaware” or the “Company”, ceased to exist and First Bank Richmond became a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland.
As of June 30, 2019, the reorganization had not been completed and Richmond Mutual Bancorporation-Delaware owned 100% of the outstanding shares of common stock of First Bank Richmond.  In addition, as of that date, Richmond Mutual Bancorporation-Maryland had no assets or liabilities and had not conducted any business activities other than organizational activities.  Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relates solely to Richmond Mutual Bancorporation-Delaware and its consolidated subsidiary, First Bank Richmond.
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

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
Assets	2019	2018
	(Unaudited)

Cash and due from banks	$8,038,498	$10,112,422
Interest-bearing demand deposits	194,381,806	4,858,748
Cash and cash equivalents	202,420,304	14,971,170
Investment securities - available for sale	134,428,198	122,482,487
Investment securities - held to maturity	19,611,087	21,079,974
Loans and leases, net of allowance for losses of $6,281,000 and
$5,600,000, respectively	691,124,194	654,755,066
Premises and equipment, net	13,940,120	14,025,476
Federal Home Loan Bank stock	7,510,400	6,560,600
Interest receivable	2,933,264	2,686,010
Mortgage-servicing rights	1,211,002	1,227,356
Cash surrender value of life insurance	3,778,430	3,718,219
Other assets	6,065,938	8,112,005

Total assets	$1,083,022,937	$849,618,363

Liabilities
Non-interest bearing deposits	$237,401,830	$58,044,369
Interest bearing deposits	590,227,032	562,592,451
Total deposits	827,628,862	620,636,820
Federal Home Loan Bank advances	157,100,000	136,100,000
Advances by borrowers for taxes and insurance	571,810	543,527
Interest payable	753,101	550,749
Other liabilities	5,955,570	5,934,235
Total liabilities	992,009,343	763,765,331

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $.01 par value
Authorized - 500 shares
Issued and outstanding - 100 shares	1	1
Additional paid-in capital	12,750,999	12,750,999
Retained earnings	79,187,692	77,480,318
Accumulated other comprehensive loss	(925,098)	(4,378,286)
Total stockholders' equity	91,013,594	85,853,032

Total liabilities and stockholders' equity	$1,083,022,937	$849,618,363

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Loans and leases	$9,163,223	$7,718,149	$17,929,352	$14,980,059
Investment securities	956,816	829,424	1,898,477	1,695,739
Other	278,462	47,755	327,569	82,292
Total interest income	10,398,501	8,595,328	20,155,398	16,758,090

Interest Expense
Deposits	2,107,460	1,351,493	3,994,160	2,509,399
Borrowings	808,565	433,228	1,558,827	887,250
Total interest expense	2,916,025	1,784,721	5,552,987	3,396,649

Net Interest Income	7,482,476	6,810,607	14,602,411	13,361,441
Provision for losses on loans and leases	485,000	450,000	1,010,000	900,000

Net Interest Income After Provision for Losses on
Loans and Leases	6,997,476	6,360,607	13,592,411	12,461,441

Other Income
Service charges on deposit accounts	251,795	273,640	483,444	525,974
Card fee income	185,903	176,526	352,489	336,042
Loan and lease servicing fees	98,931	105,340	212,203	144,166
Net gains on securities (includes $36,426 and $11,952, $61,232 and	36,426	11,952	61,232	11,952
$11,952, related to accumulated other comprehensive loss
reclassifications)
Net gains on loan and lease sales	123,573	101,677	210,798	200,416
Other loan fees	88,394	80,338	243,034	230,295
Other income	114,883	152,007	241,160	291,614
Total other income	899,905	901,480	1,804,360	1,740,459

Other Expenses
Salaries and employee benefits	5,316,221	3,441,461	8,791,954	6,852,025
Net occupancy expenses	256,564	263,196	549,945	555,644
Equipment expenses	233,500	223,421	475,645	456,622
Data processing fees	423,974	373,738	838,166	744,793
Deposit insurance expense	158,000	156,000	293,000	262,000
Printing and office supplies	27,262	42,758	69,020	78,479
Legal and professional fees	208,975	140,066	505,754	281,817
Advertising expense	173,259	116,926	296,676	235,568
Bank service charges	32,593	28,391	64,269	51,935
Real estate owned expense	22,573	10,264	37,393	18,718
Loss on sale of real estate owned	6,493	-	6,493	-
Loan tax and insurance expense	72,779	44,595	49,727	97,030
Other expenses	671,763	707,641	1,430,955	1,353,354
Total other expenses	7,603,956	5,548,457	13,408,997	10,987,985

Income Before Income Tax Expense (Benefit)	293,425	1,713,630	1,987,774	3,213,915
Provision (benefit) for income taxes (includes $9,520 and $3,124, $16,003 and $3,124, related to income tax expense from reclassification
of items)	(41,700)	338,700	280,400	626,600

Net Income	$335,125	$1,374,930	$1,707,374	$2,587,315

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Income	$335,125	$1,374,930	$1,707,374	$2,587,315

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale
securities, net of tax expense (benefit) of $559,911 and
($101,138), $1,237,814 and ($851,785).	1,582,470	(285,845)	3,498,417	(2,407,389)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $9,520 and $3,124, $16,003
and $3,124.	26,906	8,828	45,229	8,828
	1,555,564	(294,673)	3,453,188	(2,416,217)

Comprehensive Income	$1,890,689	$1,080,257	$5,160,562	$171,098

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, March 31, 2019	-	$-	100	$1	$12,750,999	$78,852,567	$(2,480,662)	$89,122,905
Net income						335,125		335,125
Other comprehensive income							1,555,564	1,555,564

Balances, June 30, 2019	-	$-	100	$1	$12,750,999	$79,187,692	$(925,098)	$91,013,594

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, December 31, 2018	-	$-	100	$1	$12,750,999	$77,480,318	$(4,378,286)	$85,853,032
Net income						1,707,374		1,707,374
Other comprehensive income							3,453,188	3,453,188

Balances, June 30, 2019	-	$-	100	$1	$12,750,999	$79,187,692	$(925,098)	$91,013,594

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, March 31, 2018	80	$1	100	$1	$12,757,998	$72,478,062	$(4,847,398)	$80,388,664
Net income						1,374,930		1,374,930
Other comprehensive loss							(294,673)	(294,673)

Balances, June 30, 2018	80	$1	100	$1	$12,757,998	$73,852,992	$(5,142,071)	$81,468,921

							Accumulated
	Preferred Stock		Common Stock		Additional		Other
	Shares		Shares		Paid-in	Retained	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Loss	Total

Balances, December 31, 2017	80	$1	100	$1	$12,757,998	$71,765,677	$(2,725,854)	$81,797,823
Net income						2,587,315		2,587,315
Dividend						(500,000)		(500,000)
Other comprehensive loss							(2,416,217)	(2,416,217)

Balances, June 30, 2018	80	$1	100	$1	$12,757,998	$73,852,992	$(5,142,071)	$81,468,921

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$1,707,374	$2,587,315
Items not requiring (providing) cash
Provision for loan losses	1,010,000	900,000
Depreciation and amortization	458,622	453,534
Deferred income tax	(779,000)	(584,000)
Investment securities (accretion) amortization, net	375,216	424,673
Investment securities gains	(61,232)	(11,952)
Gain on sale of loans and leases held for sale	(210,798)	(200,416)
Loss on sale of real estate owned	6,493	-
Accretion of loan origination fees	(88,088)	(100,637)
Amortization of mortgage-servicing rights	74,407	125,734
Increase in cash surrender value of life insurance	(60,211)	(59,830)
Loans originated for sale	(7,564,068)	(9,913,151)
Proceeds on loans sold	8,057,168	5,191,292
Net change in
Interest receivable	(247,254)	(263,853)
Other assets	1,616,150	815,527
Other liabilities	21,335	(390,503)
Interest payable	202,352	139,229
Net cash provided by (used in) operating activities	4,518,466	(887,038)

Investing Activities
Net change in interest-bearing time deposits	-	200,000
Purchases of securities available for sale	(35,162,200)	(8,515,450)
Proceeds from maturities and paydowns of securities available for sale	5,041,948	5,177,160
Proceeds from sales of securities available for sale	22,456,675	1,507,529
Proceeds from maturities and paydowns of securities held to maturity	1,445,000	2,310,000
Net change in loans	(37,636,795)	(47,077,985)
Purchases of premises and equipment	(373,266)	(768,093)
Purchase of FHLB stock	(949,800)	-
Net cash used in investing activities	(45,089,657)	(47,166,839)

Financing Activities
Net change in
Demand and savings deposits	202,452,437	13,564,849
Certificates of deposit	4,539,605	34,658,759
Advances by borrowers for taxes and insurance	28,283	45,515
Proceeds from FHLB advances	57,000,000	149,500,000
Repayment of FHLB advances	(36,000,000)	(149,000,000)
Dividends paid	-	(500,000)
Net cash provided by financing activities	228,020,325	48,269,123

Net Change in Cash and Cash Equivalents	187,449,134	215,246

Cash and Cash Equivalents, Beginning of Period	14,971,170	16,169,754

Cash and Cash Equivalents, End of Period	$202,420,304	$16,385,000

Additional Cash Flows and Supplementary Information
Interest paid	$5,350,635	$3,257,420
Transfers from loans to other real estate owned	5,400	71,458

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands)

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Richmond Mutual Bancorporation, Inc., a Delaware corporation (the “Company”), which is a wholly owned subsidiary of First Mutual of Richmond, Inc. (the “MHC”), and the Company’s wholly owned subsidiary, First Bank Richmond, and conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant of the policies are described below.

On February 6, 2019, the Board of Directors of the MHC, the parent mutual holding company of the Company, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “FRB”) and by the Indiana Department of Financial Institutions (the “IDFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019.  Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and the Company would cease to exist, and First Bank Richmond would become a wholly owned subsidiary of a newly formed Maryland corporation also known as Richmond Mutual Bancorporation, Inc. (“Richmond Mutual Bancorporation-Maryland”).  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, Richmond Mutual Bancorporation-Maryland sold 13,026,625 shares of common stock  at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation.

The costs of the reorganization and the issuance of the common stock will be deducted from the sales proceeds of the offering.

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

The interim consolidated financial statements for the three and six months ended June 30, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Balance Sheet of the Company as of December 31, 2018 has been derived from the audited Consolidated Balance Sheet of the Company as of that date.

Note 2:  Accounting Pronouncements

 Richmond Mutual Bancorporation - Maryland is an emerging growth company and as such will be subject to the effective dates noted for the private companies if they differ from the effective dates noted for public companies.

Revenue Recognition — Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The Company elected early adoption of ASC 606 in 2018. The adoption of ASC 606 did not result in a change to the accounting of any of the Company’s revenue streams that are within the scope of the amendments. Revenue-gathering activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:

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

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Based on leases outstanding as of December 31, 2018, the new standard will not have a material impact on the Company’s balance sheet or income statement.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$42,772	$1	$536	$42,237
State and municipal obligations	30,886	205	117	30,974
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	62,005	112	913	61,204
Equity securities	13	-	-	13
	135,676	318	1,566	134,428
Held to maturity
State and municipal obligations	17,111	222	13	17,320
Corporate obligations	2,500	2,632	-	5,132
	19,611	2,854	13	22,452

Total investment securities	$155,287	$3,172	$1,579	$156,880

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$40,812	$-	$2,802	$38,010
State and municipal obligations	30,531	34	776	29,789
Mortgage-backed securities -
government-sponsored enterprises
GSE residential	56,945	11	2,286	54,670
Equity securities	13	-	-	13
	128,301	45	5,864	122,482
Held to maturity
State and municipal obligations	18,580	70	107	18,543
Corporate obligations	2,500	2,610	-	5,110
	21,080	2,680	107	23,653

Total investment securities	$149,381	$2,725	$5,971	$146,135

The amortized cost and fair value of securities at June 30, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$167	$167	$2,717	$2,721
One to five years	13,937	13,912	8,071	8,132
Five to ten years	51,063	50,602	4,825	4,925
After ten years	8,491	8,530	3,998	6,674
	73,658	73,211	19,611	22,452
Mortgage-backed securities -
GSE residential	62,005	61,204	-	-
Equity securities	13	13	-	-

Totals	$135,676	$134,428	$19,611	$22,452

Securities with a carrying value of $98,370,000 and $86,267,000 were pledged at June 30, 2019 and December 31, 2018, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2019 were $10,989,153 and $22,456,675, respectively.  For the three and six months ended June 30, 2018, proceeds from sales of securities available for sale were $1,507,529.  Gross gains were recognized on the sale of securities available for sale for the three and six months ended June 30, 2019 of $37,000 and $62,000, respectively.  Gross gains of $12,000 were recognized on the sale of securities available for sale for the three and six months ended June 30, 2018.  There were no gross losses realized from sales of securities available for sale for the three and six months ended June 30, 2019 and 2018.

Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2019 and December 31, 2018 was $103,597,000 and $126,736,000, which is approximately 66% and 88%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from recent changes in market interest rates.

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

The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	$-	$-	$37,736	$536	$37,736	$536
State and municipal obligations	1,290	4	13,864	113	15,154	117
Mortgage-backed securities -
GSE residential	5,368	24	42,404	889	47,772	913
Total available-for-sale	6,658	28	94,004	1,538	100,662	1,566

Held-to-maturity
State and municipal obligations	-	-	2,935	13	2,935	13

Total temporarily
impaired securities	$6,658	$28	$96,939	$1,551	$103,597	$1,579

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	$-	$-	$38,010	$2,802	$38,010	$2,802
State and municipal obligations	4,516	26	21,529	750	26,045	776
Mortgage-backed securities -
GSE residential	5,872	30	45,676	2,256	51,548	2,286
Total available-for-sale	10,388	56	105,215	5,808	115,603	5,864

Held-to-maturity
State and municipal obligations	3,271	11	7,862	96	11,133	107

Total temporarily
impaired securities	$13,659	$67	$113,077	$5,904	$126,736	$5,971

Federal Agencies and U.S. Treasury Securities.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies and treasury securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Note 4:  Loans, Leases and Allowance

Categories of loans at June 30, 2019 and December 31, 2018 include:

	June 30,	December 31,
	2019	2018

Commercial mortgage	$222,789	$211,237
Commercial and industrial	74,913	71,854
Construction and development	80,122	72,955
Multi-family	57,435	43,816
Residential mortgage	134,083	132,492
Home equity	7,781	7,214
Direct financing leases	107,340	107,735
Consumer	13,405	13,520
	697,868	660,823
Less
Allowance for loan and lease losses	6,281	5,600
Deferred loan fees	463	468

	$691,124	$654,755

The following tables present the activity in the allowance for loan losses for three and six months ended June 30, 2019 and 2018.

		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Three Months Ended June 30, 2019:
Balance, beginning of period	$3,420	$1,790	$117	$392	$117	$5,836
Provision for losses	466	(26)	30	12	3	485
Charge-offs	-	-	(34)	(95)	(15)	(144)
Recoveries	6	4	9	76	9	104

Balance, end of period	$3,892	$1,768	$122	$385	$114	$6,281

Six Months Ended June 30, 2019:
Balance, beginning of period	$3,147	$1,817	$139	$389	$108	$5,600
Provision for losses	735	195	(7)	50	37	1,010
Charge-offs	-	(250)	(36)	(177)	(49)	(512)
Recoveries	10	6	26	123	18	183

Balance, end of period	$3,892	$1,768	$122	$385	$114	$6,281

		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Three Months Ended June 30, 2018:
Balance, beginning of period	$2,975	$1,634	$224	$319	$99	$5,251
Provision for losses	177	255	(96)	93	21	450
Charge-offs	-	(47)	(10)	(158)	(20)	(235)
Recoveries	5	12	55	90	5	167

Balance, end of period	$3,157	$1,854	$173	$344	$105	$5,633

Six Months Ended June 30, 2018:
Balance, beginning of period	$2,424	$1,663	$257	$337	$119	$4,800
Provision for losses	727	221	(119)	75	(4)	900
Charge-offs	(7)	(47)	(49)	(194)	(30)	(327)
Recoveries	13	17	84	126	20	260

Balance, end of period	$3,157	$1,854	$173	$344	$105	$5,633

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated
for impairment	$282	$140	$-	$-	$-	$422
Collectively evaluated
for impairment	3,610	1,628	122	385	114	5,859

Balance, June 30	$3,892	$1,768	$122	$385	$114	$6,281

Loans:
Individually evaluated
for impairment	$693	$869	$371	$-	$-	$1,933
Collectively evaluated
for impairment	383,175	69,206	118,687	107,340	17,527	695,935
Ending balance:
June 30	$383,868	$70,075	$119,058	$107,340	$17,527	$697,868

	December 31, 2018
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated
for impairment	$300	$394	$-	$-	$-	$694
Collectively evaluated
for impairment	2,847	1,423	139	389	108	4,906

Balance, December 31	$3,147	$1,817	$139	$389	$108	$5,600

Loans:
Individually evaluated
for impairment	$743	$1,177	$389	$-	$-	$2,309
Collectively evaluated
for impairment	358,593	58,203	117,258	107,735	16,725	658,514
Ending balance:
December 31	$359,336	$59,380	$117,647	$107,735	$16,725	$660,823

First Bank Richmond rates all loans by credit quality using the following designations:

Grade 1 - Exceptional

Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 - Quality Loans

These loans have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and IDFI and Federal Deposit Insurance Corporation (“FDIC”) regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.

Grade 3 - Acceptable Loans

This category is for “average” quality loans.  These loans have adequate sources of repayment with little identifiable risk of collection and they conform to Company policy and IDFI/FDIC regulations.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2019 and December 31, 2018:

		June 30, 2019
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$215,044	$71,720	$80,122	$57,435	$131,292	$7,655	$107,223	$12,783	$683,274
5	Special Mention	6,177	-	-	-	201	63	-	-	6,441
6	Substandard	1,568	3,193	-	-	2,590	63	46	622	8,082
7	Doubtful	-	-	-	-	-	-	71	-	71
8	Loss	-	-	-	-	-	-	-	-	-

		$222,789	$74,913	$80,122	$57,435	$134,083	$7,781	$107,340	$13,405	$697,868

		December 31, 2018
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$210,158	$68,568	$72,955	$40,890	$128,665	$7,059	$107,382	$13,467	$649,144
5	Special Mention	492	35	-	2,926	264	65	-	-	3,782
6	Substandard	587	3,251	-	-	3,563	90	151	53	7,695
7	Doubtful	-	-	-	-	-	-	202	-	202
8	Loss	-	-	-	-	-	-	-	-	-

		$211,237	$71,854	$72,955	$43,816	$132,492	$7,214	$107,735	$13,520	$660,823

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$714	$-	$76	$790	$221,999	$222,789	$-
Commercial and industrial	-	40	808	848	74,065	74,913	-
Construction and development	7,584	211	-	7,795	72,327	80,122	-
Multi-family	-	-	-	-	57,435	57,435	-
Residential mortgage	1,257	401	2,412	4,070	130,013	134,083	2,145
Home equity	35	-	15	50	7,731	7,781	15
Leases	128	40	-	168	107,172	107,340	-
Consumer	24	52	1	77	13,328	13,405	1

Totals	$9,742	$744	$3,312	$13,798	$684,070	$697,868	$2,161

	December 31, 2018
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$-	$412	$78	$490	$210,747	$211,237	$-
Commercial and industrial	321	328	1,243	1,892	69,962	71,854	130
Construction and development	-	-	-	-	72,955	72,955	-
Multi-family	1,684	-	-	1,684	42,132	43,816	-
Residential mortgage	1,147	807	2,193	4,147	128,345	132,492	1,913
Home equity	99	-	15	114	7,100	7,214	15
Leases	110	89	-	199	107,536	107,735	-
Consumer	67	24	38	129	13,391	13,520	38

Totals	$3,428	$1,660	$3,567	$8,655	$652,168	$660,823	$2,096

The following tables present the Company’s impaired loans and specific valuation allowance at June 30, 2019 and December 31, 2018:

	June 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific
valuation allowance
Commercial mortgage	$365	$434	$-
Commercial and industrial	672	2,446	-
Residential mortgage	371	619	-

	$1,408	$3,499	$-

Loans with a specific
valuation allowance
Commercial mortgage	$328	$378	$282
Commercial and industrial	197	860	140

	$525	$1,238	$422

Total impaired loans
Commercial mortgage	$693	$812	$282
Commercial and industrial	869	3,306	140
Residential mortgage	371	619	-

Total impaired loans	$1,933	$4,737	$422

	December 31, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific
valuation allowance
Commercial mortgage	$397	$453	$-
Commercial and industrial	485	829	-
Residential mortgage	389	688	-

	$1,271	$1,970	$-

Loans with a specific
valuation allowance
Commercial mortgage	$346	$387	$300
Commercial and industrial	692	2,495	394

	$1,038	$2,882	$694

Total impaired loans
Commercial mortgage	$743	$840	$300
Commercial and industrial	1,177	3,324	394
Residential mortgage	389	688	-

Total impaired loans	$2,309	$4,852	$694

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three and six months ended June 30, 2019 and 2018.

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized
Three Months Ended June 30, 2019:
Total impaired loans
Commercial mortgage	$703	$7
Commercial and industrial	889	30
Residential mortgage	377	4

Total impaired loans	$1,969	$41

Six Months Ended June 30, 2019:
Total impaired loans
Commercial mortgage	$716	$22
Commercial and industrial	985	40
Residential mortgage	381	8

Total impaired loans	$2,082	$70

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized
Three Months Ended June 30, 2018:
Total impaired loans
Commercial mortgage	$171	$10
Commercial and industrial	2,579	14
Residential mortgage	339	5

Total impaired loans	$3,089	$29

Six Months Ended June 30, 2018:
Total impaired loans
Commercial mortgage	$175	$12
Commercial and industrial	2,589	28
Residential mortgage	332	8

Total impaired loans	$3,096	$48

The following table presents the Company’s nonaccrual loans at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018

Commercial mortgage	$693	$743
Commercial and industrial	869	1,177
Residential mortgage	340	357
Leases	71	202

	$1,973	$2,479

During the six months ended June 30, 2019 and 2018, there were no newly classified troubled debt restructured loans.

At June 30, 2019 and December 31, 2018, the balance of real estate owned includes $84,000 and $176,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $291,000 and $342,000, respectively.

The following lists the components of the net investment in direct financing leases:

	June 30,	December 31,
	2019	2018

Total minimum lease payments to be received	$118,335	$118,752
Initial direct costs	5,436	5,459
	123,771	124,211
Less: Unearned income	(16,431)	(16,476)

Net investment in direct financing leases	$107,340	$107,735

The amount of leases serviced by First Bank Richmond for the benefit of others was approximately $1.5 million and $2.8 million at June 30, 2019 and December 31, 2018, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank Richmond estimates and records its obligation based upon historical loss percentages.  At June 30, 2019 and December 31, 2018, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $851,000 and $875,000, respectively, for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2019:

2019	$23,835
2020	40,150
2021	28,628
2022	16,655
2023	7,481
Thereafter	1,586

$118,335

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Available-for-sale securities
Federal agencies	$42,237	$-	$42,237	$-
State and municipal obligations	30,974	-	30,974	-
Mortgage-backed securities -
GSE residential	61,204	-	61,204	-
Equity securities	13	13	-	-

	$134,428	$13	$134,415	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Available-for-sale securities
Federal agencies	$38,010	$-	$38,010	$-
State and municipal obligations	29,789	-	29,789	-
Mortgage-backed securities -
GSE residential	54,670	-	54,670	-
Equity securities	13	13	-	-

	$122,482	$13	$122,469	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three and six months ended June 30, 2019.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Impaired loans, collateral dependent	$267	$-	$-	$267

December 31, 2018
Impaired loans, collateral dependent	$344	$-	$-	$344
Mortgage-servicing rights	1,227	-	-	1,042

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

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

Fair Value at
	June 30,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$267	Appraisal	Marketability	0%-36%
impaired loans			discount

	Fair Value at
	December 31,	Valuation	Unobservable
	2018	Technique	Inputs	Range

Collateral-dependent	$344	Appraisal	Marketability	0%-70%
impaired loans			discount

Mortgage-servicing rights	$1,227	Discounted	Discountrate	10%
		cashflow	PrepaymentSpeed	1%-56%

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Financial assets
Cash and cash equivalents	$202,420	$202,420	$-	$-
Available-for-sale securities	134,428	13	134,415	-
Held-to-maturity securities	19,611	-	22,452	-
Loans and leases receivable, net	691,124	-	-	682,161
Federal Reserve and FHLB stock	7,510	-	7,510	-
Interest receivable	2,933	-	2,933	-

Financial liabilities
Deposits	827,629	-	828,230	-
FHLB advances	157,100	-	155,937	-
Interest payable	753	-	753	-

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Financial assets
Cash and cash equivalents	$14,971	$14,971	$-	$-
Available-for-sale securities	122,482	13	122,469	-
Held-to-maturity securities	21,080	-	23,653	-
Loans and leases receivable, net	654,755	-	-	643,572
Federal Reserve and FHLB stock	6,561	-	6,561	-
Interest receivable	2,686	-	2,686	-

Financial liabilities
Deposits	620,637	-	620,380	-
FHLB advances	136,100	-	133,141	-
Interest payable	551	-	551	-

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding our financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.
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

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd–Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	changes in the quality or composition of our loan, lease or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

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

Overview

On February 6, 2019, the Board of Directors of First Mutual of Richmond, Inc. (the “MHC”), the parent mutual holding company of the Company, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “FRB”) and by the Indiana Department of Financial Institutions (the “IDFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019.  Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and the Company would cease to exist, and First Bank Richmond would become a wholly owned subsidiary of a newly formed Maryland corporation also known as Richmond Mutual Bancorporation, Inc.  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, Richmond Mutual Bancorporation-Maryland sold 13,026,625 shares of common stock at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation.
As of June 30, 2019, Richmond Mutual Bancorporation-Delaware owned 100% of the outstanding shares of common stock of First Bank Richmond.  Richmond Mutual Bancorporation-Delaware was regulated by the FRB and the IDFI.   On July 1, 2019, upon the completion of the reorganization, Richmond Mutual Bancorporation-Delaware ceased to exist and First Bank Richmond became a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland.  Richmond Mutual Bancorporation-Maryland is also regulated by the FRB and the IDFI.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.
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

First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the Federal Deposit Insurance Corporation (“FDIC”).

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

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $128.5 million at June 30, 2019.

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

At June 30, 2019, on a consolidated basis, we had $1.08 billion in assets, $691.1 million in loans and leases, net of allowance, $827.6 million in deposits and $91.3 million in stockholders’ equity.  At June 30, 2019, First Bank Richmond’s total risk-based capital ratio was 12.6%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2019, net income was $2.0 million, compared with net income of $2.6 million for the six months ended June 30, 2018.

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

Securities. Under Financial Accounting Standards Board (“FASB”) Codification Topic 320 (ASC 320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and which do not affect earnings until realized.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

General. Total assets increased $233.4 million, or 27.5%, to $1.08 billion at June 30, 2019 from $849.6 million at December 31, 2018. This increase was primarily driven by a $189.5 million increase in interest-bearing deposits at the Federal Reserve Bank.  The increase in non-interest bearing deposits included approximately $180.0 million of subscription funds deposited with First Bank Richmond to purchase shares of common stock of Richmond Mutual Bancorporation-Maryland in its initial public offering that was completed July 1, 2019.  The loan and lease portfolio, net of allowance for loan and lease losses, increased $36.4 million or 5.6% from year end, while investments increased $10.5 million, or 7.3%.

Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $36.4 million, or 5.6%, to $691.1 million at June 30, 2019 from $654.8 million at December 31, 2018.  The majority of the growth occurred in the commercial real estate, construction and development, and the multi-family portfolios, which in the aggregate increased $33.2 million, or 9.9%.  We also experienced a $3.1 million, or 4.3%, increase in our commercial and industrial loan portfolio.

Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $681,000, or 12.2%, to $6.3 million at June 30, 2019 from $5.6 million at December 31, 2018, primarily as a result of the increased commercial real estate and construction and development loans in our loan and lease portfolio. At June 30, 2019, the allowance for loan and lease losses totaled 0.90% of total loans and leases outstanding compared to 0.85% at December 31, 2018. Net charge-offs during the first six months of 2019 were $329,000.

Deposits. Total deposits increased $207.0 million, or 33.4%, to $827.6 million at June 30, 2019 from $620.6 million at December 31, 2018.  The increase in deposits was primarily related to approximately $180.0 million of subscription funds deposited with First Bank Richmond to purchase shares of common stock of Richmond Mutual Bancorporation-Maryland in its initial public offering that was completed July 1, 2019.   Brokered deposits decreased $22.3 million, or 18.0%, during the first six months of 2019.   At June 30, 2019, our brokered deposits totaled $102.1 million, or 12.3% of total deposits, compared to $124.5 million, or 15.0% of total deposits at December 31, 2018.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $21.0 million, or 15.4%, to $157.1 million at June 30, 2019 from $136.1 million at December 31, 2018. The increase in borrowings, along with deposit growth, was used primarily to fund loan growth during the period.

Stockholders’ Equity. Stockholders’ equity totaled $91.0 million as of June 30, 2019, an increase of $5.2 million, or 6.0%, from December 31, 2018. The increase in stockholders’ equity was due to net income of $2.0 million and a $3.5 million reduction in the accumulated other comprehensive loss.  First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018.

General. Net income for the three months ended June 30, 2019 was $335,000, a $1.0 million decrease from net income of $1.4 million for the three months ended June 30, 2018.  The decrease was driven by a $1.3 million after-tax expense incurred as a result of the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.

Interest Income. Total interest income increased $1.8 million, or 20.9%, to $10.4 million for the three months ended June 30, 2019 compared to $8.6 million for the same the three month period in 2018. The increase was primarily attributable to a $77.4 million increase in the average balance of loans and leases outstanding and a 27 basis point increase in the yield on loans and leases for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, which resulted in a $1.4 million increase in interest income.  The average balance of securities increased $13.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, and the average yield increased 9 basis points, which resulted in a $110,000 increase in interest income.  The average balance of “Other”, primarily funds with the Federal Reserve Bank, increased $57.6 million for the three months ended June 20, 2019 compared to the three months ended June 30, 2018 due to subscription funds deposited with First Bank Richmond to purchase shares of common stock of Richmond Mutual Bancorporation-Maryland in its initial public offering, with the average yield on such funds increasing 82 basis points, resulting in a $230,000 increase in interest income.

Interest Expense. Total interest expense increased $1.1 million, or 61.1%, to $2.9 million for the three months ended June 30, 2019 compared to $1.8 million during the same period in 2018. The increase primarily was attributable to the higher average balances of certificates of deposit and FHLB advances in the second quarter of 2019 compared to the second quarter of 2018, as well as higher overall rates on certificates of deposits and FHLB advances. The average balances of certificates of deposit and FHLB advances in the second quarter of 2019 increased $42.8 million and $45.9 million, respectively, over the average balances during the three months ended June 30, 2018. The average rates paid on certificates of deposit and FHLB advances during the three months ended June 30, 2019 increased 54 basis points and 49 basis points, respectively, over the rates paid during the comparable period in 2018.

Net Interest Income. Net interest income before the provision for loan and lease losses increased $673,000, or 9.9%, to $7.5 million during the second quarter of 2019 compared to $6.8 million for the second quarter of 2018. The increase was due to an increase in interest-earning assets during the three months ended June 30, 2019 compared to the comparable period in 2018, which offset a 28 basis point decline in the net interest margin in the second quarter of 2019 to 3.27% compared to 3.55% for the second quarter of 2018.

Average Balances, Interest and Average Yields/Cost.  The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using quarterly balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material.

	Three Months Ended June 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$687,023	$9,163	5.33%	$609,656	$7,718	5.06%
Securities	150,640	867	2.30%	137,323	757	2.21%
Federal Reserve and FHLB stock	7,143	91	5.10%	6,716	72	4.29%
Other	70,744	278	1.57%	13,133	48	1.46%
Total interest-earning assets	915,550	10,399	4.54%	766,828	8,595	4.48%

Interest-bearing liabilities:
Savings and money market accounts	180,514	346	0.77%	169,865	229	0.54%
Interest-bearing checking accounts	102,280	98	0.38%	102,853	52	0.20%
Certificate accounts	317,299	1,663	2.10%	274,460	1,071	1.56%
Borrowings	147,375	809	2.20%	101,456	433	1.71%
Total interest-bearing liabilities	747,468	2,916	1.56%	648,634	1,785	1.10%

Net interest income		$7,483			$6,810
Net earning assets	$168,082			$118,194

Net interest rate spread(1)			2.98%			3.38%

Net interest margin(2)			3.27%			3.55%

Average interest-earning assets to average interest-bearing liabilities	122.49%			118.22%

___________________
(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses.  We establish provisions for loan losses, which are charged to earnings, based on our review of the level of the allowance for loan and lease losses required to reflect management’s best estimate of the probable incurred credit losses in the loan and lease portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan and lease portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans and leases are charged or credited to the provision for loan and lease losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans and leases, facts and issues related to specific loans and leases, historical loan and lease loss and delinquency experience, trends in past due and non-accrual loans and leases, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

The provision for loan and lease losses for the three months ended June 30, 2019 totaled $485,000 compared to $450,000 for the three months ended June 30, 2018, a $35,000 or 7.8% increase. The higher provision was due to the increase in the size of the loan portfolio, primarily commercial real estate and construction and development loans.  Net charge-offs during the second quarter of 2019 were $40,000, compared to net charge-offs of $68,000 in the second quarter of 2018.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  In addition, the determination of the amount of our allowance for loan and lease losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Non-Interest Income.  Total non-interest income decreased $1,000, or 0.1%, to $900,000 for the three months ended June 30, 2019, compared to $901,000 for the same period in 2018.  Service charges on deposit accounts decreased $22,000 or 8.0% and other income decreased $37,000 or 24.4% during the three months ended June 30, 2019, compared to the same period in 2018.  The decrease in other income was primarily the result of lower ATM fee income.  These decreases were substantially offset by increases of $24,000 or 204.8% in the gain on sale of securities and $22,000 or 21.5% in the gain on sale of loans and leases for the three months ended June 30, 2019, compared to the same period in 2018.

Non-Interest Expense. Total non-interest expense increased $2.1 million, or 37.0%, to $7.6 million during the three months ended June 30, 2019, compared to $5.5 million for the same period in 2018. Salaries and employee benefits increased $1.9 million, or 55.9%, to $5.3 million during the second quarter of 2019 compared to $3.4 million during the second quarter of 2018.  This increase was primarily due to the $1.7 million pre-tax expense related to the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.  Excluding this expense, salaries and employee benefits increased $173,000, or 5.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Data processing fees increased $50,000, or 13.4%, during the three months ended June 30, 2019 compared to June 30, 2018, primarily attributable to higher transaction volume.  Legal and professional fees increased $69,000, or 49.3%, in the second quarter of 2019 compared to the same period in 2018, primarily as a result of the reorganization.  Advertising expenses increased $56,000, or 47.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Other expenses decreased $36,000, or 5.1%, to $672,000 for the quarter ended June 30, 2019 compared to $708,000 for the three months ended June 30, 2018, primarily due to lower postage and phone expense.

Income Tax Expense. Income tax expense decreased by $380,000, to a $42,000 tax benefit during the three months ended June 30, 2019, compared to the same period in 2018. This decrease primarily was due to pre-tax income decreasing by $1.4 during the second quarter of 2019 compared to the second quarter of 2018.

Comparison of Results of Operations for the Six Months Ended June 30, 2019 and 2018.

General. Net income decreased $880,000, or 34.0%, to $1.7 million for the six months ended June 30, 2019, compared to $2.6 million for the six months ended June 30, 2018. The reason for the decrease in net income was a $1.3 million after-tax expense incurred as a result of the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.

Interest Income. Total interest income increased $3.4 million, or 20.2%, to $20.2 million for the six months ended June 30, 2019 compared to $16.8 million for the same six month period in 2018. The increase was primarily attributable to an $81.3 million increase in the average balance of loans and leases outstanding and a 27 basis point increase in the yield on loans and leases for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, which resulted in a $2.9 million increase in interest income.  The average balance of securities increased $7.7 million for the six months ended June 30, 2019 compared to the three months ended June 30, 2018, and the average yield increased 17 basis points, which resulted in a $206,000 increase in interest income.  The average balance of “Other”, primarily funds with the Federal Reserve Bank, increased $28.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to subscription funds deposited with First Bank Richmond to purchase shares of common stock of Richmond Mutual Bancorporation-Maryland in its initial public offering, with the average yield on such funds increasing 20 basis points, which resulted in a $246,000 increase in interest income.

Interest Expense. Total interest expense increased $2.2 million, or 64.7%, to $5.6 million for the six months ended June 30, 2019 compared to $3.4 million during the same period in 2018. The increase primarily was attributable to the higher average balances of certificates of deposit and FHLB advances in the first six months of 2019 compared to the first six months of 2018, as well as higher overall rates on certificates of deposits and FHLB advances. The average balances of certificates of deposit and FHLB advances in the first half of 2019 increased $48.3 million and $36.9 million, respectively, over the average balances during the six months ended June 30, 2018. The average rates paid on certificates of deposit and FHLB advances during the six months ended June 30, 2019 increased 55 basis points and 51 basis points, respectively, over the rates paid during the comparable period in 2018.

Net Interest Income. Net interest income before the provision for loan and lease losses increased $1.2 million, or 9.0%, to $14.6 million in the first six months of 2019 compared to $13.4 million for the first six months of 2018. The increase was due to an increase in net interest-earning assets during the six months ended June 30, 2019 compared to the comparable period in 2018, which offset a 20 basis point decline in the net interest margin in the first six months of 2019 to 3.35% compared to 3.55% for the first six months of 2018.

Average Balances, Interest and Average Yields/Cost.  The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using quarterly balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material.

	Six Months Ended June 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$677,688	$17,929	5.29%	$596,449	$14,980	5.02%
Securities	146,667	1,715	2.34%	139,001	1,509	2.17%
Federal Reserve and FHLB stock	6,916	183	5.29%	6,716	187	5.57%
Other	40,379	328	1.62%	11,527	82	1.42%
Total interest-earning assets	871,650	20,155	4.62%	753,693	16,758	4.45%

Interest-bearing liabilities:
Savings and money market accounts	171,412	628	0.73%	163,556	424	0.52%
Interest-bearing checking accounts	100,834	163	0.32%	101,523	102	0.20%
Certificate accounts	314,633	3,203	2.04%	266,319	1,983	1.49%
Borrowings	141,713	1,559	2.20%	104,796	887	1.69%
Total interest-bearing liabilities	728,592	5,553	1.52%	636,194	3,396	1.07%

Net interest income		$14,602			$13,362
Net earning assets	$143,058			$117,499

Net interest rate spread(1)			3.10%			3.38%

Net interest margin(2)			3.35%			3.55%

Average interest-earning assets to average interest-bearing liabilities	119.63%			118.47%

___________________
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the six months ended June 30, 2019 totaled $1.0 million compared to $900,000 for the six months ended June 30, 2018, a $100,000 or 11.1% increase. The higher provision expense was due to the increase in the size of the loan portfolio, primarily commercial real estate and construction and development loans.  Net charge-offs during the first half of 2019 were $329,000, compared to charge-offs of $67,000 in the first half of 2018.

Non-Interest Income. Total non-interest income increased $64,000, or 3.7%, to $1.8 million for the six months ended June 30, 2019, compared to $1.7 million for the same period in 2018. The increase was primarily due to a $68,000 increase in loan and lease servicing fees resulting from a higher volume of loan and lease originations during the period. In addition, we recorded a $49,000 net gain on securities during the first half of 2019, compared to a $12,000 gain recorded during the comparable period in 2018. These increases were partially offset by a $43,000 decrease in service charges on deposit accounts during the six months ended June 30, 2019 compared to the first six months of 2018.  Other income also declined $51,000 during the first six months of 2019 compared to the first six months of 2018.

Non-Interest Expense. Total non-interest expense increased $2.4 million, or 22.0%, to $13.4 million during the six months ended June 30, 2019, compared to $11.0 million for the same period in 2018. Salaries and employee benefits increased $1.9 million, or 28.3%, to $8.8 million in the first six months of 2019 compared to $6.9 million for the first six months of 2018, primarily due to a $1.7 million pre-tax expense associated with the adoption of the nonqualified deferred compensation plan.  Merit increases and higher related benefits accounted for the remainder of the increase.  Data processing fees increased $93,000 or 12.5% and FDIC assessments increased $31,000 or 11.8% during the six months ended June 30, 2019 compared to June 30, 2018.  The increase in data processing fees primarily was a result of higher transaction volume while the increase in FDIC assessments was attributable to the increase in our asset size and a higher amount of average brokered deposits held in 2019 compared with 2018. Legal and professional fees also increased $224,000, or 79.4%, in the first half of 2019 compared to the same period in 2018, primarily as a result of the reorganization.  Loan, tax and insurance expense decreased by $47,000, or 48.5%, due to a recovery of $84,000 in property taxes that were advanced in 2018.

Income Tax Expense. Income tax expense decreased by $346,000, or 55.3%, to $280,000 during the six months ended June 30, 2019, compared to the same period in 2018. This decrease was due to pre-tax income decreasing by $1.2 million during the first half of 2019 compared to the first half of 2018.

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

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2019, we had $99.3 million in loan commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2019, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At June 30, 2019	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$94,703	12.4%	$59,935	8.0%	$74,919	10.0%
Tier 1 risk-based capital (to risk weighted assets)	88,422	11.6	44,951	6.0	59,935	8.0
Common equity tier 1 capital (to risk weighted assets)	88,422	11.6	33,713	4.5	48,697	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	88,422	10.0	37,889	4.0	47,361	5.0

As of December 31, 2018

Total risk-based capital (to risk weighted assets)	$89,850	12.3%	$58,640	8.0%	$73,300	10.0%
Tier 1 risk-based capital (to risk weighted assets)	84,250	11.5	43,980	6.0	58,640	8.0
Common equity tier 1 capital (to risk weighted assets)	84,250	11.5	32,985	4.5	47,645	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	84,250	10.1	33,511	4.0	41,888	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation-Delaware was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2019, it would have exceeded all regulatory capital requirements.

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

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2019, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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
RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 14, 2019	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 14, 2019	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)