Form 10-Q
period 2019-09-30
Richmond Mutual Bancorporation, Inc.
filed 2019-11-14
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]
There were 13,526,625 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 14, 2019.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2019	2018
	(Unaudited)

Cash and due from banks	$10,513,957	$10,112,422
Interest-bearing demand deposits	30,863,289	4,858,748
Cash and cash equivalents	41,377,246	14,971,170
Investment securities - available for sale	168,289,560	122,482,487
Investment securities - held to maturity	16,729,471	21,079,974
Loans and leases, net of allowance for losses of $6,896,000 and $5,600,000, respectively	694,744,985	654,755,066
Premises and equipment, net	14,014,239	14,025,476
Federal Home Loan Bank stock	7,600,400	6,560,600
Interest receivable	2,800,042	2,686,010
Mortgage-servicing rights	1,214,660	1,227,356
Cash surrender value of life insurance	3,809,526	3,718,219
Other assets	5,639,888	8,112,005

Total assets	$956,220,017	$849,618,363

Liabilities
Non-interest bearing deposits	$54,810,363	$58,044,369
Interest bearing deposits	552,997,714	562,592,451
Total deposits	607,808,077	620,636,820
Federal Home Loan Bank advances	141,000,000	136,100,000
Advances by borrowers for taxes and insurance	626,358	543,527
Interest payable	554,278	550,749
Other liabilities	5,877,399	5,934,235
Total liabilities	755,866,112	763,765,331

Commitments and Contingent Liabilities

Stockholders' Equity
Common stock, $.01 par value Authorized - 90,000,000 shares and 500 shares, respectively Issued and outstanding - 13,526,625 shares and 100 shares, respectively	135,266	1
Additional paid-in capital	132,590,923	12,750,999
Retained earnings	82,652,959	77,480,318
Unearned employee stock ownership plan (ESOP)	(14,584,215)	-
Accumulated other comprehensive loss	(441,028)	(4,378,286)
Total stockholders' equity	200,353,905	85,853,032

Total liabilities and stockholders' equity	$956,220,017	$849,618,363

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Operation
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Loans and leases	$9,318,054	$8,067,685	$27,247,406	$23,047,744
Investment securities	862,331	876,642	2,760,808	2,572,381
Other	626,705	27,120	954,274	109,412
Total interest income	10,807,090	8,971,447	30,962,488	25,729,537

Interest Expense
Deposits	2,033,000	1,474,865	6,027,160	3,984,264
Borrowings	864,957	556,553	2,423,784	1,443,803
Total interest expense	2,897,957	2,031,418	8,450,944	5,428,067

Net Interest Income	7,909,133	6,940,029	22,511,544	20,301,470
Provision for losses on loans and leases	705,000	450,000	1,715,000	1,350,000

Net Interest Income After Provision for Losses on Loans and Leases
	7,204,133	6,490,029	20,796,544	18,951,470

Other Income
Service charges on deposit accounts	295,703	284,501	779,147	810,475
Card fee income	189,583	168,769	542,072	504,811
Loan and lease servicing fees	68,079	81,203	280,282	225,369
Net gains on securities (includes $21,827 and $0, $83,059 and $11,952, related to accumulated other comprehensive loss reclassifications)	21,827	-	83,059	11,952
Net gains on loan and lease sales	231,534	154,686	442,332	355,102
Other loan fees	211,249	103,302	454,283	333,597
Other income	129,121	213,806	370,281	505,420
Total other income	1,147,096	1,006,267	2,951,456	2,746,726

Other Expenses
Salaries and employee benefits	3,840,806	3,417,559	12,632,760	10,269,584
Net occupancy expenses	275,535	256,422	825,480	812,066
Equipment expenses	250,173	224,790	725,818	681,412
Data processing fees	442,082	344,741	1,280,248	1,089,534
Deposit insurance expense	23,983	172,000	316,983	434,000
Printing and office supplies	45,099	28,265	114,119	106,744
Legal and professional fees	310,561	146,800	816,315	428,617
Advertising expense	197,799	122,807	494,475	358,375
Bank service charges	29,383	28,569	93,652	80,504
Real estate owned expense	7,481	10,297	44,874	29,015
Loss on sale of real estate owned	5,287	3,650	11,780	3,650
Donation to establish First Bank Richmond Charitable Foundation	6,250,000	-	6,250,000	-
Loan tax and insurance expense	81,061	5,980	130,788	103,010
Other expenses	740,514	719,627	2,171,469	2,072,981
Total other expenses	12,499,764	5,481,507	25,908,761	16,469,492

Income Before Income Tax Expense (Benefit)	(4,148,535)	2,014,789	(2,160,761)	5,228,704
Provision (benefit) for income taxes (includes $5,661 and $0, $21,543 and $3,124, related to income tax expense from reclassification of items)	(898,200)	394,700	(617,800)	1,021,300

Net Income (Loss)	$(3,250,335)	$1,620,089	$(1,542,961)	$4,207,404

Earnings (Loss) Per Share
Basic (for period July 2, 2019 to September 30, 2019)	$(0.26)	N/A	$(0.26)	N/A
Diluted (for period July 2, 2019 to September 30, 2019)	$(0.26)	N/A	$(0.26)	N/A

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Income (Loss)	$(3,250,335)	$1,620,089	$(1,542,961)	$4,207,404

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $175,173 and ($187,520), $1,400,357 and ($1,039,305).	500,236	(529,985)	3,998,774	(2,937,374)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $5,661 and $0, $21,544 and $3,124.	16,166	-	61,516	8,828
	484,070	(529,985)	3,937,258	(2,946,202)

Comprehensive Income (Loss)	$(2,766,265)	$1,090,104	$2,394,297	$1,261,202

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

								Accumulated
	Preferred Stock		Common Stock		Additional		Unearned	Other
	Shares		Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, June 30, 2019	-	$-	100	$1	$12,750,999	$79,187,692	$-	$(925,098)	$91,013,594
Net loss	-	-	-	-	-	(3,250,335)	-	-	(3,250,335)
Other comprehensive income	-	-	-	-	-	-	-	484,070	484,070
ESOP shares earned	-	-	-	-	(751)	-	122,100	-	121,349
Issuance of common stock, net of offering costs	-	-	13,026,625	130,266	127,596,674	-	(14,706,315)	-	113,020,625
Stock contributed to charitble foundation	-	-	500,000	5,000	4,995,000	-	-	-	5,000,000
Reorganization of Richmond Mutual Bancorporation	-	-	(100)	(1)	(12,750,999)	6,715,602	-	-	(6,035,398)

Balances, September 30, 2019	-	$-	13,526,625	$135,266	$132,590,923	$82,652,959	$(14,584,215)	$(441,028)	$200,353,905

								Accumulated
	Preferred Stock		Common Stock		Additional		Unearned	Other
	Shares		Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, December 31, 2018	-	$-	100	$1	$12,750,999	$77,480,318	$-	$(4,378,286)	$85,853,032
Net loss	-	-	-	-	-	(1,542,961)	-	-	(1,542,961)
Other comprehensive income	-	-	-	-	-	-	-	3,937,258	3,937,258
ESOP shares earned	-	-	-	-	(751)	-	122,100	-	121,349
Issuance of common stock, net of offering costs	-	-	13,026,625	130,266	127,596,674	-	(14,706,315)	-	113,020,625
Stock contributed to charitble foundation	-	-	500,000	5,000	4,995,000	-	-	-	5,000,000
Reorganization of Richmond Mutual Bancorporation	-	-	(100)	(1)	(12,750,999)	6,715,602	-	-	(6,035,398)

Balances, September 30, 2019	-	$-	13,526,625	$135,266	$132,590,923	$82,652,959	$(14,584,215)	$(441,028)	$200,353,905

								Accumulated
	Preferred Stock		Common Stock		Additional		Unearned	Other
	Shares		Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, June 30, 2018	80	$1	100	$1	$12,757,998	$73,852,992	$-	$(5,142,071)	$81,468,921
Net income	-	-	-	-	-	1,620,089	-	-	1,620,089
Other comprehensive loss	-	-	-	-	-	-	-	(529,985)	(529,985)

Balances, September 30, 2018	80	$1	100	$1	$12,757,998	$75,473,081	$-	$(5,672,056)	$82,559,025

								Accumulated
	Preferred Stock		Common Stock		Additional		Unearned	Other
	Shares		Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, December 31, 2017	80	$1	100	$1	$12,757,998	$71,765,677	$-	$(2,725,854)	$81,797,823
Net income	-	-	-	-	-	4,207,404	-	-	4,207,404
Dividend	-	-	-	-	-	(500,000)	-	-	(500,000)
Other comprehensive loss	-	-	-	-	-	-	-	(2,946,202)	(2,946,202)

Balances, September 30, 2018	80	$1	100	$1	$12,757,998	$75,473,081	$-	$(5,672,056)	$82,559,025

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income (loss)	$(1,542,961)	$4,207,404
Items not requiring (providing) cash
Provision for loan losses	1,715,000	1,350,000
Depreciation and amortization	681,666	673,750
Deferred income tax	(792,858)	(894,493)
Investment securities (accretion) amortization, net	678,412	679,567
Investment securities gains	(83,059)	(11,952)
Gain on sale of loans and leases held for sale	(442,332)	(355,102)
Loss on sale of real estate owned	11,780	3,650
Accretion of loan origination fees	(141,547)	(141,348)
Amortization of mortgage-servicing rights	144,522	181,201
Common stock contributed to Foundation	5,000,000	-
ESOP shares expense	121,349	-
Increase in cash surrender value of life insurance	(91,306)	(90,224)
Loans originated for sale	(17,573,565)	(16,630,173)
Proceeds on loans sold	18,314,415	16,513,423
Net change in
Interest receivable	(114,032)	(266,667)
Other assets	(173,475)	2,412,544
Other liabilities	1,203,832	(1,219,402)
Interest payable	3,529	267,610
Net cash provided by operating activities	6,919,370	6,679,788

Investing Activities
Net change in interest-bearing time deposits	-	200,000
Purchases of securities available for sale	(109,895,626)	(15,784,501)
Proceeds from maturities and paydowns of securities available for sale	11,047,791	7,826,755
Proceeds from sales of securities available for sale	57,703,608	1,507,529
Proceeds from maturities and paydowns of securities held to maturity	4,314,977	2,874,972
Net change in loans	(42,036,916)	(67,271,809)
Proceeds from sales of real estate owned	95,644	30,550
Purchases of premises and equipment	(670,429)	(1,015,326)
Purchase of FHLB stock	(1,039,800)	-
Net cash used in investing activities	(80,480,751)	(71,631,830)

Financing Activities
Net change in
Demand and savings deposits	8,739,009	(2,018,056)
Certificates of deposit	(21,567,752)	34,428,965
Advances by borrowers for taxes and insurance	82,831	42,313
Proceeds from FHLB advances	71,000,000	255,400,000
Repayment of FHLB advances	(66,100,000)	(228,900,000)
Repayment of other borrowings	(5,207,256)	-
Proceeds from stock conversion	113,020,625	-
Dividends paid	-	(500,000)
Net cash provided by financing activities	99,967,457	58,453,222

Net Change in Cash and Cash Equivalents	26,406,076	(6,498,820)

Cash and Cash Equivalents, Beginning of Period	14,971,170	16,169,754

Cash and Cash Equivalents, End of Period	$41,377,246	$9,670,934

Additional Cash Flows and Supplementary Information
Interest paid	$8,447,415	$5,160,457
Transfers from loans to other real estate owned	5,400	71,458

See accompanying notes.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands)

Note 1:  Basis of Presentation

In 1998, First Bank Richmond's mutual predecessor reorganized into the mutual holding company form of organization by forming First Mutual of Richmond, Inc. ("First Mutual of Richmond-MHC"), a mutual holding company that had no stockholders and was controlled by its members.  First Mutual of Richmond-MHC owned 100% of the outstanding shares of common stock of Richmond Mutual Bancorporation-Delaware ("RMB-Delaware").  RMB-Delaware owned 100% of the outstanding shares of common stock of First Bank Richmond.

On July 1, 2019, pursuant to the terms of our plan of reorganization and stock offering, First Mutual of Richmond-MHC converted from a mutual holding company to the stock holding company corporate structure.  Upon the completion of the transaction, First Mutual of Richmond-MHC and RMB-Delaware ceased to exist, and First Bank Richmond became a wholly-owned subsidiary of Richmond Mutual Bancorporation, Inc., a newly formed Maryland corporation (the "Company").

The reorganization of First Mutual of Richmond-MHC to a stock holding company and dissolution of First Mutual of Richmond-MHC was treated as a transfer as assets and liabilities under common control and accounted for prospectively on July 1, 2019, the date of reorganization and stock offering, resulting in the acquisition of First Bank Richmond by the Company and the dissolution of RMB-Delaware.  The net assets and liabilities transferred of $6,035,398 resulted in a deemed distribution as part of the reorganization which is included in the condensed consolidated statement of changes in stockholders' equity for the three and nine months ended September 30, 2019.

Simultaneously with the reorganization and stock offering, the common stock and additional paid in capital of RMB-Delaware totaling $12,751,000 was reclassified to retained earnings.  The dissolution of First Mutual of Richmond-MHC included a repayment of trust preferred securities of $5,207,000 using the net proceeds from the stock offering which is included in the financing activities of the condensed consolidated statement of cash flows for the nine months ended September 30, 2019.  All of the outstanding common stock of First Bank Richmond is owned by Richmond Mutual Bancorporation-Maryland, and all of the outstanding common stock of Richmond Mutual Bancorporation-Maryland is owned by public shareholders.

The costs of corporate reorganization and the issuance of common stock have been deducted from the sales proceeds of the offering.

In conjunction with the corporate reorganization, the Company contributed 500,000 shares and $1.25 million of cash to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the "Foundation").

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto for RMB-Delaware’s year ended December 31, 2018 included in the prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on May 16, 2019 (SEC File No. 333-230184). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments.

The interim consolidated financial statements at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The Consolidated Balance Sheet of RMB-Delaware as of December 31, 2018 has been derived from the audited Consolidated Balance Sheet of RMB-Delaware as of that date.
In certain circumstances, where appropriate, the terms “we”, “us” and “our” refer collectively to (i) RMB-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the corporate reorganization and (ii) the Company and First Bank Richmond with respect to discussions in this document involving matters to occur post-corporate reorganization, in each case unless the context indicates another meaning.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better form their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05).  This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04).  This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, assuming the adoption of an ASU implementing the FASB board decision in October 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs.

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

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. treasury securities	$5,000	$3	$8	$4,995
SBA Pools	11,975	-	79	11,896
Federal agencies	26,193	-	64	26,129
State and municipal obligations	33,654	339	102	33,891
Mortgage-backed securities - government- sponsored enterprises (GSE) residential	92,050	141	825	91,366
Equity securities	13	-	-	13
	168,885	483	1,078	168,290
Held to maturity
State and municipal obligations	16,729	236	8	16,957
	16,729	236	8	16,957

Total investment securities	$185,614	$719	$1,086	$185,247

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$40,812	$-	$2,802	$38,010
State and municipal obligations	30,531	34	776	29,789
Mortgage-backed securities - government- sponsored enterprises GSE residential	56,945	11	2,286	54,670
Equity securities	13	-	-	13
	128,301	45	5,864	122,482
Held to maturity
State and municipal obligations	18,580	70	107	18,543
Corporate obligations	2,500	2,610	-	5,110
	21,080	2,680	107	23,653

Total investment securities	$149,381	$2,725	$5,971	$146,135

The amortized cost and fair value of securities at September 30, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$308	$309	$3,214	$3,218
One to five years	17,785	17,807	8,587	8,678
Five to ten years	35,995	35,953	3,589	3,676
After ten years	22,734	22,842	1,339	1,385
	76,822	76,911	16,729	16,957
Mortgage-backed securities - GSE residential	92,050	91,366	-	-
Equity securities	13	13	-	-

Totals	$168,885	$168,290	$16,729	$16,957

Securities with a carrying value of $69,475,000 and $86,267,000 were pledged at September 30, 2019 and December 31, 2018, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2019 were $35,246,933 and $57,703,608, respectively.  For the three and nine months ended September 30, 2018, proceeds from sales of securities available for sale were $0 and $1,507,529, respectively.  Gross gains were recognized on the sale of securities available for sale for the three and nine months ended September 30, 2019 of $104,000 and $170,000, respectively.  Gross gains were recognized on the sale of securities available for sale for the three and nine months ended September 30, 2018 of $0 and $12,000, respectively.  Gross losses were recognized on the sale of securities available for sale for the three and nine months ended September 30, 2019 of $82,000 and $87,000, respectively.  There were no gross losses realized from sales of securities available for sale for the three and nine months ended September 30, 2018.

Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2019 and December 31, 2018 was $109,059,000 and $126,736,000, which is approximately 58% and 88%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from changes in market interest rates since their purchase.

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

The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. treasury securities	$3,002	$8	$-	$-	$3,002	$8
SBA Pools	11,820	79	-	-	11,820	79
Federal agencies	5,948	45	2,980	19	8,928	64
State and municipal obligations	3,264	22	8,642	80	11,906	102
Mortgage-backed securities - GSE residential	31,644	173	39,517	652	71,161	825
Total available-for-sale	55,678	327	51,139	751	106,817	1,078

Held-to-maturity
State and municipal obligations	664	7	1,578	1	2,242	8

Total temporarily impaired securities	$56,342	$334	$52,717	$752	$109,059	$1,086

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	$-	$-	$38,010	$2,802	$38,010	$2,802
State and municipal obligations	4,516	26	21,529	750	26,045	776
Mortgage-backed securities - GSE residential	5,872	30	45,676	2,256	51,548	2,286
Total available-for-sale	10,388	56	105,215	5,808	115,603	5,864

Held-to-maturity
State and municipal obligations	3,271	11	7,862	96	11,133	107

Total temporarily impaired securities	$13,659	$67	$113,077	$5,904	$126,736	$5,971

Federal Agencies and U.S. Treasury Securities.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies and treasury securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2019.

Note 4:  Loans, Leases and Allowance

Categories of loans at September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
	2019	2018

Commercial mortgage	$233,643	$211,237
Commercial and industrial	81,109	71,854
Construction and development	55,362	72,955
Multi-family	70,613	43,816
Residential mortgage	132,628	132,492
Home equity	7,385	7,214
Direct financing leases	107,349	107,735
Consumer	14,009	13,520
	702,098	660,823
Less
Allowance for loan and lease losses	6,896	5,600
Deferred loan fees	457	468

	$694,745	$654,755

The following tables present the activity in the allowance for loan losses for three and nine months ended September 30, 2019 and 2018.

		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Three Months Ended September 30, 2019:
Balance, beginning of period	$3,892	$1,768	$122	$385	$114	$6,281
Provision (credit) for losses	586	11	(34)	71	71	705
Charge-offs	(14)	-	(6)	(107)	(51)	(178)
Recoveries	4	2	22	54	6	88

Balance, end of period	$4,468	$1,781	$104	$403	$140	$6,896

Nine Months Ended September 30, 2019:
Balance, beginning of period	$3,147	$1,817	$139	$389	$108	$5,600
Provision (credit) for losses	1,321	206	(41)	121	108	1,715
Charge-offs	(14)	(250)	(42)	(284)	(100)	(690)
Recoveries	14	8	48	177	24	271

Balance, end of period	$4,468	$1,781	$104	$403	$140	$6,896

		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Three Months Ended September 30, 2018:
Balance, beginning of period	$3,157	$1,854	$173	$344	$105	$5,633
Provision (credit) for losses	(231)	594	(27)	106	8	450
Charge-offs	-	(400)	(40)	(122)	(9)	(571)
Recoveries	22	5	43	41	5	116

Balance, end of period	$2,948	$2,053	$149	$369	$109	$5,628

Nine Months Ended September 30, 2018:
Balance, beginning of period	$2,424	$1,663	$257	$337	$119	$4,800
Provision (credit) for losses	496	815	(146)	181	4	1,350
Charge-offs	(7)	(447)	(89)	(316)	(39)	(898)
Recoveries	35	22	127	167	25	376

Balance, end of period	$2,948	$2,053	$149	$369	$109	$5,628

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated for impairment	$300	$142	$-	$-	$-	$442
Collectively evaluated for impairment	4,168	1,639	104	403	140	6,454

Balance, September 30	$4,468	$1,781	$104	$403	$140	$6,896

Loans:
Individually evaluated for impairment	$675	$847	$356	$-	$-	$1,878
Collectively evaluated for impairment	383,946	74,028	116,347	107,349	18,550	700,220
Ending balance: September 30	$384,621	$74,875	$116,703	$107,349	$18,550	$702,098

	December 31, 2018
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Individually evaluated for impairment	$300	$394	$-	$-	$-	$694
Collectively evaluated for impairment	2,847	1,423	139	389	108	4,906

Balance, December 31	$3,147	$1,817	$139	$389	$108	$5,600

Loans:
Individually evaluated for impairment	$743	$1,177	$389	$-	$-	$2,309
Collectively evaluated for impairment	358,593	58,203	117,258	107,735	16,725	658,514
Ending balance: December 31	$359,336	$59,380	$117,647	$107,735	$16,725	$660,823

The Company rates all loans by credit quality using the following designations:

Grade 1 - Exceptional

Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 - Quality Loans

These loans have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and Indiana Department of Financial Institutions (“IDFI”) and Federal Deposit Insurance Corporation (“FDIC”) regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2019 and December 31, 2018:

		September 30, 2019
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$224,089	$71,696	$55,362	$70,613	$129,555	$7,259	$107,182	$13,991	$679,747
5	Special Mention	8,008	6,269	-	-	195	64	-	-	14,536
6	Substandard	1,546	3,144	-	-	2,878	62	65	18	7,713
7	Doubtful	-	-	-	-	-	-	102	-	102
8	Loss	-	-	-	-	-	-	-	-	-

		$233,643	$81,109	$55,362	$70,613	$132,628	$7,385	$107,349	$14,009	$702,098

		December 31, 2018
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$210,158	$68,568	$72,955	$40,890	$128,665	$7,059	$107,382	$13,467	$649,144
5	Special Mention	492	35	-	2,926	264	65	-	-	3,782
6	Substandard	587	3,251	-	-	3,563	90	151	53	7,695
7	Doubtful	-	-	-	-	-	-	202	-	202
8	Loss	-	-	-	-	-	-	-	-	-

		$211,237	$71,854	$72,955	$43,816	$132,492	$7,214	$107,735	$13,520	$660,823

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$155	$321	$184	$660	$232,983	$233,643	$-
Commercial and industrial	557	-	787	1,344	79,765	81,109	-
Construction and development	-	232	-	232	55,130	55,362	-
Multi-family	-	-	-	-	70,613	70,613	-
Residential mortgage	617	622	2,388	3,627	129,001	132,628	2,151
Home equity	67	-	15	82	7,303	7,385	15
Leases	10	54	8	72	107,277	107,349	-
Consumer	66	22	18	106	13,903	14,009	18

Totals	$1,472	$1,251	$3,400	$6,123	$695,975	$702,098	$2,184

	December 31, 2018
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$-	$412	$78	$490	$210,747	$211,237	$-
Commercial and industrial	321	328	1,243	1,892	69,962	71,854	130
Construction and development	-	-	-	-	72,955	72,955	-
Multi-family	1,684	-	-	1,684	42,132	43,816	-
Residential mortgage	1,147	807	2,193	4,147	128,345	132,492	1,913
Home equity	99	-	15	114	7,100	7,214	15
Leases	110	89	-	199	107,536	107,735	-
Consumer	67	24	38	129	13,391	13,520	38

Totals	$3,428	$1,660	$3,567	$8,655	$652,168	$660,823	$2,096

The following tables present the Company’s impaired loans and specific valuation allowance at September 30, 2019 and December 31, 2018:

	September 30, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific
valuation allowance
Commercial mortgage	$353	$426	$-
Commercial and industrial	654	2,437	-
Residential mortgage	356	617	-

	$1,363	$3,480	$-

Loans with a specific
valuation allowance
Commercial mortgage	$322	$377	$300
Commercial and industrial	193	859	142

	$515	$1,236	$442

Total impaired loans
Commercial mortgage	$675	$803	$300
Commercial and industrial	847	3,296	142
Residential mortgage	356	617	-

Total impaired loans	$1,878	$4,716	$442

	December 31, 2018
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance
Loans without a specific
valuation allowance
Commercial mortgage	$397	$453	$-
Commercial and industrial	485	829	-
Residential mortgage	389	688	-

	$1,271	$1,970	$-

Loans with a specific
valuation allowance
Commercial mortgage	$346	$387	$300
Commercial and industrial	692	2,495	394

	$1,038	$2,882	$694

Total impaired loans
Commercial mortgage	$743	$840	$300
Commercial and industrial	1,177	3,324	394
Residential mortgage	389	688	-

Total impaired loans	$2,309	$4,852	$694

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2019 and 2018.

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized
Three Months Ended September 30, 2019:
Total impaired loans
Commercial mortgage	$684	$10
Commercial and industrial	858	11
Residential mortgage	363	6

Total impaired loans	$1,905	$27

Nine Months Ended September 30, 2019:
Total impaired loans
Commercial mortgage	$706	$32
Commercial and industrial	950	51
Residential mortgage	375	14

Total impaired loans	$2,031	$97

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized
Three Months Ended September 30, 2018:
Total impaired loans
Commercial mortgage	$397	$13
Commercial and industrial	2,345	26
Residential mortgage	324	2

Total impaired loans	$3,066	$41

Nine Months Ended September 30, 2018:
Total impaired loans
Commercial mortgage	$395	$25
Commercial and industrial	2,472	54
Residential mortgage	329	10

Total impaired loans	$3,196	$89

The following table presents the Company’s nonaccrual loans at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018

Commercial mortgage	$674	$743
Commercial and industrial	848	1,177
Residential mortgage	324	357
Leases	102	202

	$1,948	$2,479

During the nine months ended September 30, 2019 and 2018, there were no newly classified troubled debt restructured loans.

At September 30, 2019 and December 31, 2018, the balance of real estate owned includes $109,000 and $176,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At September 30, 2019 and December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $251,000 and $342,000, respectively.

The following lists the components of the net investment in direct financing leases:

	September 30,	December 31,
	2019	2018

Total minimum lease payments to be received	$118,269	$118,752
Initial direct costs	5,314	5,459
	123,583	124,211
Less: Unearned income	(16,234)	(16,476)

Net investment in direct financing leases	$107,349	$107,735

The amount of leases serviced by First Bank Richmond for the benefit of others was approximately $1.5 million and $2.8 million at September 30, 2019 and December 31, 2018, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank Richmond estimates and records its obligation based upon historical loss percentages.  At September 30, 2019 and December 31, 2018, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $851,000 and $875,000, respectively, for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2019:

2019	$12,577
2020	42,946
2021	31,556
2022	19,196
2023	9,361
Thereafter	2,633

$118,269

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Available-for-sale securities
U.S. Treasury securities	$4,995	$-	$4,995	$-
SBA Pools	11,896	-	11,896	-
Federal agencies	26,129	-	26,129	-
State and municipal obligations	33,891	-	33,891	-
Mortgage-backed securities -GSE residential	91,366	-	91,366	-
Equity securities	13	13	-	-

	$168,290	$13	$168,277	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Available-for-sale securities
Federal agencies	$38,010	$-	$38,010	$-
State and municipal obligations	29,789	-	29,789	-
Mortgage-backed securities -GSE residential	54,670	-	54,670	-
Equity securities	13	13	-	-

	$122,482	$13	$122,469	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three and nine months ended September 30, 2019.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Impaired loans, collateral dependent	$257	$-	$-	$257

December 31, 2018
Impaired loans, collateral dependent	$344	$-	$-	$344
Mortgage-servicing rights	1,227	-	-	1,227

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

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

Fair Value at
	September 30,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$257	Appraisal	Marketability	0% - 14%
impaired loans			discount

	Fair Value at
	December 31,	Valuation	Unobservable
	2018	Technique	Inputs	Range

Collateral-dependent	$344	Appraisal	Marketability	0% - 70%
impaired loans			discount

Mortgage-servicing rights	$1,227	Discounted	Discount rate	10%
		cash flow	Prepayment Speed	1% - 56%

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Financial assets
Cash and cash equivalents	$41,377	$41,377	$-	$-
Available-for-sale securities	168,290	13	168,277	-
Held-to-maturity securities	16,729	-	16,957	-
Loans and leases receivable, net	694,745	-	-	689,087
Federal Reserve and FHLB stock	7,600	-	7,600	-
Interest receivable	2,800	-	2,800	-

Financial liabilities
Deposits	607,808	-	609,754	-
FHLB advances	141,000	-	140,495	-
Interest payable	554	-	554	-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Financial assets
Cash and cash equivalents	$14,971	$14,971	$-	$-
Available-for-sale securities	122,482	13	122,469	-
Held-to-maturity securities	21,080	-	23,653	-
Loans and leases receivable, net	654,755	-	-	643,572
Federal Reserve and FHLB stock	6,561	-	6,561	-
Interest receivable	2,686	-	2,686	-

Financial liabilities
Deposits	620,637	-	620,380	-
FHLB advances	136,100	-	133,141	-
Interest payable	551	-	551	-

Note 6:  Earnings per Share

Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for EPS until they are earned.  The following table presents the computation of basic and diluted EPS for the periods indicated (in thousands, except for share and per share data):

For the Period
July 2, 2019 to
September 30, 2019

Net income (loss)	$(3,250,335)
Shares outstanding for Basic EPS:
Average shares outstanding	13,526,625
Less: average unearned ESOP Shares	1,052,804
Shares outstanding for Basic EPS	12,473,821

Additional Dilutive Shares	-

Shares outstanding for Diluted EPS	12,473,821

Basic Earnings (Loss) Per Share	$(0.26)
Diluted Earnings (Loss) Per Share	$(0.26)

Note 7:  Employee Stock Ownership Plan

As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average of $13.59 per share on the open market with funds provided by a loan from the Company. Accordingly, $14,706,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three months ended September 30, 2019 was $121,000.

September 30, 2019

Earned ESOP shares	9,018
Unearned ESOP shares	1,073,112
Total ESOP shares	1,082,130

Quoted per share price	$13.99
Fair value of earned shares	$126,162
Fair value of unearned shares	$15,012,837

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition and results of operations at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding our financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions and equipment financing companies;

•	The impact of the termination of our defined benefit plan;

•	the deductibility of our contribution to the charitable foundation for tax purposes;

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

Overview

On February 6, 2019, the Board of Directors of First Mutual of Richmond, Inc. (the “MHC”), the parent mutual holding company of Richmond Mutual Bancorporation-Delaware, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “FRB”) and by the Indiana Department of Financial Institutions (the “IDFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019.  Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and Richmond Mutual Bancorporation-Delaware would cease to exist, and First Bank Richmond would become a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland, a newly formed Maryland corporation.  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, Richmond Mutual Bancorporation-Maryland sold 13,026,625 shares of common stock at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).
The Company is regulated by the FRB and the IDFI.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.
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

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $138.2 million at September 30, 2019.

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

At September 30, 2019, on a consolidated basis, we had $956.2 million in assets, $694.7 million in loans and leases, net of allowance, $607.8 million in deposits and $200.4 million in stockholders’ equity.  At September 30, 2019, First Bank Richmond’s total risk-based capital ratio was 21.5%, exceeding the 10.0% requirement for a well-capitalized institution. For the three and nine months ended September 30, 2019, we incurred a net loss of $3.3 million and $1.5 million, compared with net income of $1.6 million and $4.2 million for the three and nine months ended September 30, 2018, respectively.  Our earnings for the three months ended September 31, 2019 were impacted by a one-time $6.25 million contribution to our Foundation created as part of our reorganization to a public company.  Our earnings for the nine months ended September 31, 2019 were impacted by the $6.25 million contribution to the Foundation discussed in the previous sentence as well as the adoption of a nonqualified deferred compensation plan in the second quarter of 2019 at a cost of $1.7 million.

As we discussed in the Prospectus relating to our initial public offering, we are evaluating options to terminate participation in our multiemployer defined benefit pension plan, which will require us to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability, which we previously estimated to be approximately $9.8 million after tax.  Our actual termination expense may be higher or lower than our previous estimate depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets as of the date of termination.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

General.  Total assets increased $106.7 million, or 12.6%, to $956.3 million at September 30, 2019 from $849.6 million at December 31, 2018, driven by a $40.0 million, or 6.1%, increase in the loan and lease portfolio, net of allowance for loan and lease losses, a $41.5 million, or 28.9%, increase in investment securities and a $26.4 million, or 176.4%, increase in cash and cash equivalents. The increase in assets was funded with the proceeds received by the Company in connection with the initial public offering.  Most of the growth in the loan portfolio occurred in the commercial real estate and multi-family portfolios.

Loans and Leases.  Our loan and lease portfolio, net of allowance for loan and lease losses, increased $40.0 million, or 6.1%, to $694.7 million at September 30, 2019 from $654.8 million at December 31, 2018.  The majority of the growth occurred in the commercial real estate and multi-family loan portfolios, which in the aggregate increased $49.2 million, or 19.3%.  We also experienced a $9.3 million, or 12.9%, increase in our commercial and industrial loan portfolio.  These increases were partially offset by a $17.6 million, or 24.1%, decrease in our construction and development loan portfolio due to customers obtaining long term fixed rate loans from alternate sources.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $1.3 million, or 23.1%, to $6.9 million at September 30, 2019 from $5.6 million at December 31, 2018, primarily as a result of increased commercial real estate and multi-family loan activity.  At September 30, 2019, the allowance for loan and lease losses totaled 0.98% of total loans and leases outstanding compared to 0.85% at December 31, 2018.  Net charge-offs during the first nine months of 2019 were $419,000, or 0.08% of average loans and leases outstanding compared to $521,000, or 0.09% of average loans and leases outstanding during the first nine months of 2018.

Deposits. Total deposits decreased $12.8 million, or 2.1%, to $607.8 million at September 30, 2019 from $620.6 million at December 31, 2018. This decrease in deposits primarily was due to customer’s using their funds on deposit with First Bank Richmond to purchase stock in the Company’s initial public offering.  Brokered deposits decreased $58.6 million during the first nine months of 2019. At September 30, 2019, brokered deposits totaled $65.9 million, or 10.8 % of total deposits, compared to $124.5 million, or 15.0% of total deposits at December 31, 2018. This decrease was partially offset by an increase in retail certificates of deposit of $39.8 million from December 31, 2018 to September 30, 2019.

Borrowings.  Total borrowings, consisting solely of FHLB advances, increased $4.9 million, or 3.6%, to $141.0 million at September 30, 2019 from $136.1 million at December 31, 2018. The increase in borrowings, along with deposit growth, primarily was used to fund loan growth during the period.

Stockholders’ Equity.  Stockholders’ equity totaled $200.4 million at September 30, 2019, an increase of $114.5 million from December 31, 2018. The increase in stockholders’ equity was the result of the completion of the Company’s initial public offering and a $4.0 million reduction in accumulated other comprehensive loss, partially offset by a net loss of $1.5 million.  First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of September 30, 2019.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018.

General.  Net loss for the three months ended September 30, 2019 was $3.3 million, a $4.9 million decrease from net income of $1.6 million for the three months ended September 30, 2018.  The decrease was driven by a $4.9 million after-tax expense reflecting the contribution to the Foundation.  This resulted in a basic and diluted loss per share of $0.26 for the quarter ended September 30, 2019.  The one-time expenses associated with the Foundation reduced basic and diluted earnings per share by $0.40 per share.

Interest Income.  Interest income increased $1.8 million, or 20.0%, to $10.8 million for the three months ended September 30, 2019 compared to $9.0 million for the same three month period in 2018. The increase was primarily attributable to a $75.7 million increase in the average balance of loans and leases outstanding and a 15 basis point increase in the yield on loans and leases for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, which resulted in a $1.3 million increase in interest income.  The average balance of securities increased $19.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, and the average yield decreased 41 basis points, which resulted in a $50,000 decrease in interest income.  The average balance of “Other”, primarily funds with the Federal Reserve Bank, increased $84.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to funds received by the Company in its initial public offering, with the average yield on such funds increasing 78 basis points, resulting in a $600,000 increase in interest income.

Interest Expense.  Interest expense increased $900,000, or 45.0%, to $2.9 million for the three months ended September 30, 2019 compared to $2.0 million during the same period in 2018. The increase primarily was attributable to the higher average balance of FHLB advances in the third quarter of 2019 compared to the second quarter of 2018, as well as higher overall rates on certificates of deposit and FHLB advances. The average balance of FHLB advances in the third quarter of 2019 increased $32.1 million over the average balance during the three months ended September 30, 2018. The average rates paid on certificates of deposit and FHLB advances during the three months ended September 30, 2019 increased 50 basis points and 42 basis points, respectively, over the rates paid during the comparable period in 2018.  Higher average balances of and rates paid on savings and money market accounts and interest-bearing checking accounts also contributed to the overall increase in interest expense during the three months ended September 30, 2019, compared to the same period in 2018.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $969,00, or 14.0%, to $7.9 million during the third quarter of 2019 compared to $6.9 million for the third quarter of 2018. The increase was due to an increase in interest-earning assets during the three months ended September 30, 2019 compared to the comparable period in 2018. We experienced a 28 basis point decline in the net interest margin in the third quarter of 2019 to 3.31% compared to 3.59% for the third quarter of 2018.

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

	Three Months Ended September 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$698,924	$9,318	5.33%	$623,232	$8,068	5.18%
Securities	158,701	750	1.89%	138,964	800	2.30%
Federal Reserve and FHLB stock	7,580	112	5.91%	6,716	77	4.59%
Other	89,550	627	2.80%	5,349	27	2.02%
Total interest-earning assets	954,755	10,807	4.53%	774,261	8,972	4.64%

Interest-bearing liabilities:
Savings and money market accounts	163,660	286	0.70%	154,720	208	0.54%
Interest-bearing checking accounts	104,951	115	0.44%	100,558	51	0.20%
Certificate accounts	297,848	1,632	2.19%	287,065	1,216	1.69%
Borrowings	147,302	865	2.35%	115,164	557	1.93%
Total interest-bearing liabilities	713,761	2,898	1.62%	657,507	2,032	1.24%

Net interest income		$7,909			$6,940
Net earning assets	$240,994			$116,754

Net interest rate spread(1)			2.91%			3.40%

Net interest margin(2)			3.31%			3.59%

Average interest-earning assets to average interest-bearing liabilities	133.76%			117.76%

___________________
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

The provision for loan and lease losses for the three months ended September 30, 2019 totaled $705,000 compared to $450,000 for the three months ended September 30, 2018, a $255,000 or 56.7% increase. The higher provision was due to the overall increase in the size of the loan portfolio, primarily commercial real estate, commercial and industrial and multi-family loans, as well as a reflection of the overall slowing economy.    Net charge-offs during the third quarter of 2019 were $90,000, compared to net charge-offs of $454,000 in the second quarter of 2018.

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

Non-Interest Income.  Non-interest income increased $141,000, or 14.0%, to $1.1 million for the three months ended September 30, 2019, compared to $1.0 million for the same period in 2018.  A gain on sale of securities of $22,000 was recorded for the three months ended September 30, 2019, compared to no gain recognized in the same period in 2018.  Gain on sale of loans and leases increased $77,000, or 49.7%, to $232,000 for the three months ended September 30, 2019 compared to $155,000 for the three months ended September 30, 2018 as a result of an increase in mortgage banking activity during the period.  Other loan fees increased $108,000 during the third quarter of 2019 compared to the third quarter of 2018.  Other income decreased $85,000, or 39.7%, to $129,000 for the three months ended September 30, 2019 compared to $214,000 for the three months ended September 30, 2018.

Non-Interest Expense.  Noninterest expense increased $7.0 million to $12.5 million during the three months ended September 30, 2019, compared to the same period in 2018.  Of the $7.0 million increase, $6.25 million was attributable to the contribution to the Foundation.  Excluding the expense associated with the contribution to the Foundation, noninterest expense increased $769,000 in the third quarter of 2019 compared to the same period in 2018.  Salaries and employee benefits increased $424,000, or 12.4%, in the third quarter of 2019 compared to the third quarter of 2018 due to merit increases and higher related benefits.  The higher related benefits included a $135,000 increase in pension expense and a $121,000 increase related to our newly implemented Employee Stock Ownership Plan in the third quarter of 2019 compared to the same period in 2018.  The defined benefit plan was frozen effective October 1, 2019 and we are currently evaluating options to terminate the plan which will reduce expenses associated with the pension plan in the future.  Data processing fees increased $97,000 during the three months ended September 30, 2019 compared to September 30, 2018, primarily attributable to higher transaction volume and additional services utilized from the Company’s IT provider.  FDIC assessment expense decreased $148,000 in the third quarter of 2019 compared to the third quarter of 2018 as the Bank paid no deposit insurance assessment.  This was the result of the Deposit Insurance Fund achieving a specified ratio of eligible deposits and banks with less than $10 billion in assets receiving credit for previous assessments paid.  The Bank has $36,000 in small bank credits on future assessments remaining as of September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being maintained.  Legal and professional fees increased $164,000 in the third quarter of 2019 compared to the same period in 2018 primarily as a result of our corporate reorganization and stock offering.  Advertising expenses increased $75,000 for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Loan tax and insurance expense also increased $75,000 in the third quarter of 2019 compared to the same period in 2018.

Income Tax Expense.  Income tax expense decreased by $1.3 million, to a benefit of $898,000 during the three months ended September 30, 2019, compared to the same period in 2018. This decrease was the result of the net loss recorded for the period due to the $6.25 million expense associated with the contribution to the Foundation.

Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and 2018.
General.  Net loss for the nine months ended September 30, 2019, was $1.5 million, compared to net income of $4.2 million for the nine months ended September 30, 2018.  The decrease in the first nine months of 2019 compared to the same period of 2018 is due to the $6.25 million expense related to the contribution to the Foundation as well as the adoption of a nonqualified deferred compensation plan in the second quarter of 2019 at a cost of $1.7 million.  Excluding these one time expenses associated, net income for the nine months ended September 30, 2019 would have increased by approximately $500,000.
Interest Income.  Interest income increased $5.3 million, or 20.6%, to $31.0 million for the nine months ended September 30, 2019 compared to $25.7 million for the same nine month period in 2018. The increase was primarily attributable to a $79.3 million increase in the average balance of loans and leases outstanding and a 22 basis point increase in the yield on loans and leases for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, which resulted in a $4.2 million increase in interest income.  The average balance of securities increased $11.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by a 4 basis point decrease in the average yield, which resulted in a $156,000 increase in interest income.  The average balance of “Other”, primarily funds with the Federal Reserve Bank, increased $47.5 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to the funds received by the Company in its initial public offering, with the average yield on such funds increasing 69 basis points, which resulted in a $845,000 increase in interest income.

Interest Expense.  Interest expense increased $3.0 million, or 55.7%, to $8.5 million for the nine months ended September 30, 2019 compared to $5.4 million during the same period in 2018. The increase primarily was attributable to the higher average balances of certificates of deposit and FHLB advances in the first nine months of 2019 compared to the first nine months of 2018, as well as higher overall rates on certificates of deposits and FHLB advances. The average balances of certificates of deposit and FHLB advances in the first nine months of 2019 increased $35.7 million and $35.3 million, respectively, over the average balances during the nine months ended September 30, 2018. The average rates paid on certificates of deposit and FHLB advances during the nine months ended September 30, 2019 increased 53 basis points and 47 basis points, respectively, over the rates paid during the comparable period in 2018. Higher average rates paid on savings and money market accounts and interest-bearing checking accounts also contributed to the overall increase in interest expense during the nine months ended September 30, 2019, compared to the same period in 2018

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $2.2 million, or 10.8%, to $22.5 million in the first nine months of 2019 compared to $20.3 million for the first nine months of 2018. The increase was due to an increase in net interest-earning assets during the nine months ended September 30, 2019 compared to the comparable period in 2018.  We experienced a 23 basis point decline in the net interest margin in the first nine months of 2019 to 3.34% compared to 3.57% for the first nine months of 2018.

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

	Nine Months Ended September 30,
	2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$684,844	$27,247	5.30%	$605,475	$23,048	5.08%
Securities	149,064	2,465	2.20%	137,323	2,309	2.24%
Federal Reserve and FHLB stock	7,140	296	5.53%	6,716	263	5.22%
Other	56,949	954	2.23%	9,445	109	1.54%
Total interest-earning assets	897,997	30,962	4.60%	758,959	25,729	4.52%

Interest-bearing liabilities:
Savings and money market accounts	168,800	914	0.72%	160,578	631	0.52%
Interest-bearing checking accounts	102,221	278	0.36%	101,198	153	0.20%
Certificate accounts	308,976	4,835	2.09%	273,310	3,200	1.56%
Borrowings	143,597	2,424	2.25%	108,290	1,444	1.78%
Total interest-bearing liabilities	723,594	8,451	1.56%	643,376	5,428	1.12%

Net interest income		$22,511			$20,301
Net earning assets	$174,403			$115,583

Net interest rate spread(1)			3.04%			3.40%

Net interest margin(2)			3.34%			3.57%

Average interest-earning assets to average interest-bearing liabilities	124.10%			117.97%

___________________
(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the nine months ended September 30, 2019 totaled $1.7 million compared to $1.4 million for the nine months ended September 30, 2018, a $365,000 or 27.0% increase. The higher provision expense was due to the overall increase in the size of the loan portfolio, primarily commercial real estate, commercial and industrial and multi-family, as well as a reflection of the overall slowing economy.  Net charge-offs during the first nine months of 2019 were $419,000, compared to charge-offs of $521,000 in the first nine months of 2018.

Non-Interest Income.  Noninterest income increased $205,000, or 7.5%, to $3.0 million for the nine months ended September 30, 2019, compared to $2.7 million for the same period in 2018. The increase was primarily driven by other loan fees, gains on sale of securities and gain on sale of loans and leases increasing $278,000 in the aggregate over the nine months ended September 2018.   These increases were partially offset by lower service charges on deposit accounts and other income, which decreased $166,000 compared to the first three quarters of 2018.

Non-Interest Expense.  Noninterest expense increased $9.4 million, or 57.3%, to $25.9 million during the nine months ended September 30, 2019, compared to the same period in 2018, which included the $6.25 million charge attributable to the contribution to the Foundation and the $1.7 million charge related to the adoption of a nonqualified deferred compensation plan during the period.  Excluding the expenses associated with these two non-recurring expenses, noninterest expense increased $1.5 million during the nine months ended September 30, 2019 compared to the same period in 2018.  Salaries and employee benefits increased $2.4 million, or 23.0%, in the first nine months of 2019 compared to the first nine months of 2018, primarily due to the adoption of the nonqualified deferred compensation plan in the second quarter of 2019.  Merit increases and higher related benefits accounted for the remainder of the increase.  Excluding the nonqualified deferred compensation plan expense, salaries and employee benefits increased $662,000, or 6.4%, in the first nine months of 2019 compared to the same period in 2018.  Data processing fees increased $191,000, while FDIC assessments decreased $117,000, or 27.0%, during the nine months ended September 30, 2019 compared to September 30, 2018.  The increase in data processing fees was a result of higher transaction volume and services while the decrease in FDIC assessments was attributable to the credit received in the third quarter of 2019.   Legal and professional fees also increased $388,000 in the first nine months of 2019 compared to the same period in 2018 for the reasons discussed above.   Loan tax and insurance expense increased by $28,000 during the nine months ended September 30, 2019 compared to the same period in 2018 due to a recovery of $84,000 in property taxes in 2018.

Income Tax Expense.  Income tax expense decreased by $1.6 million during the nine months ended September 30, 2019, compared to the same period in 2018. This decrease was due to pre-tax income decreasing by $7.4 million during the first nine months of 2019 compared to the first nine months of 2018 as a result of the expenses associated with the contribution to the Foundation in the third quarter of 2019 and the adoption of a nonqualified deferred compensation plan during the second quarter of 2019, as discussed above.

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

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2019, we had $96.9 million in loan commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2019, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At September 30, 2019	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$161,392	21.5%	$59,972	8.0%	$74,964	10.0%
Tier 1 risk-based capital (to risk weighted assets)	154,496	20.6	44,979	6.0	59,972	8.0
Common equity tier 1 capital (to risk weighted assets)	154,496	20.6	33,734	4.5	48,727	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	154,496	15.7	39,335	4.0	49,168	5.0

As of December 31, 2018

Total risk-based capital (to risk weighted assets)	$89,850	12.3%	$58,640	8.0%	$73,300	10.0%
Tier 1 risk-based capital (to risk weighted assets)	84,250	11.5	43,980	6.0	58,640	8.0
Common equity tier 1 capital (to risk weighted assets)	84,250	11.5	32,985	4.5	47,645	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	84,250	10.1	33,511	4.0	41,888	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation-Delaware was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2019, it would have exceeded all regulatory capital requirements.

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

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2019, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering on July 1, 2019 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333- 230184), as declared effective on May 6, 2019.  A total of 13,526,625 shares of common stock for an aggregate price of $135,266,250 were registered with the SEC.  The Company sold 13,026,625 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $130.3 million and issued 500,000 shares of common stock to First Bank Richmond, Inc. Community Foundation.  Keefe, Bruyette & Wood, Inc. (“KBW”) acted as marketing agent for the offering.  The net proceeds resulting from the offering after deducting all expenses related to the offering, including $1.5 million paid to KBW, were $127.7 million.  Consistent with the disclosure in the Company’s prospectus dated May 6, 2019, we invested approximately $63.9 million of the net proceeds in First Bank Richmond, our wholly owned operating subsidiary, contributed $1.25 million to First Bank Richmond, Inc. Community Foundation and used approximately $5.2  million to redeem our outstanding subordinated debentures and related trust preferred securities.  Our Employee Stock Ownership Plan (“ESOP”) was unable to purchase any shares in the offering as a result of an oversubscription in the offering.  As a result, approximately $14.7 million of the net proceeds of the offering were used to fund a loan to our ESOP to purchase 1,082,130 shares of Company common stock in the aftermarket.  The remaining net proceeds were invested in securities and cash and cash equivalents.

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

101.0
The following materials for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 14, 2019	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 14, 2019	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)