Form 10-K
period 2019-12-31
Richmond Mutual Bancorporation, Inc.
filed 2020-03-30
CIK 1767837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NUMBER 001-38956

Richmond Mutual Bancorporation, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	36-4926041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 North 9th Street, Richmond, Indiana	47374
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (765) 962-2581

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RMBI	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $0. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 30, 2020, there were 13,526,625 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Shareholders.

RICHMOND MUTUAL BANCORPORATION, INC.

FORM 10-K

PART I

Item 1.   Business

The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Special Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Overview

Richmond Mutual Bancorporation, Inc., a Maryland corporation, which is sometimes referred to in this document as “Richmond Mutual Bancorporation-Maryland,” was formed in February 2019 to serve as a new stock holding company for First Bank Richmond upon completion of the reorganization of First Bank Richmond from the mutual to stock holding company form of organization.  The reorganization was completed on July 1, 2019.  Prior to completion of the reorganization, First Bank Richmond was a wholly owned subsidiary of Richmond Mutual Bancorporation, Inc., a Delaware stock corporation, which is sometimes referred to in this document as “Richmond Mutual Bancorporation-Delaware,” and Richmond Mutual Bancorporation-Delaware was a wholly owned subsidiary of First Mutual of Richmond, Inc., a Delaware non-stock mutual holding company (the “MHC”).  On July 1, 2019, upon the completion of the reorganization, Richmond Mutual Bancorporation-Delaware and the MHC ceased to exist, and First Bank Richmond became a wholly owned subsidiary of Richmond Mutual Bancorporation-Maryland.  In certain circumstances, where appropriate, the terms “Richmond Mutual Bancorporation,” “the Company,” “we, “us” and “our” refer collectively to (i) Richmond Mutual Bancorporation-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the reorganization and (ii) Richmond Mutual Bancorporation-Maryland and First Bank Richmond with respect to discussions in this document involving matters to occur post-reorganization, in each case unless the context indicates another meaning.

On February 6, 2019, the Board of Directors of the MHC, the parent mutual holding company of Richmond Mutual Bancorporation-Delaware, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and by the Indiana Department of Financial Institutions (the “Indiana DFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019.  Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and Richmond Mutual Bancorporation-Delaware would cease to exist, and First Bank Richmond would become a wholly owned subsidiary Richmond Mutual Bancorporation-Maryland.  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, Richmond Mutual Bancorporation-Maryland sold 13,026,625 shares of common stock at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, the First Bank Richmond, Inc. Community Foundation (the “Foundation”).

Richmond Mutual Bancorporation-Maryland is regulated by the Federal Reserve Board and the Indiana DFI.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.

First Bank Richmond is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana. The bank was originally established in 1887 as an Indiana state-chartered mutual savings and loan association and in 1935 converted to a federal mutual savings and loan association, operating under the name First Federal Savings and Loan Association of Richmond. In 1993, the bank converted to a state-chartered mutual savings bank and changed its name to First Bank Richmond, S.B. In 1998, the bank, in connection with its non-stock mutual holding company reorganization, converted to a national bank charter operating as First Bank Richmond, National Association. In July 2007, Richmond Mutual Bancorporation-Delaware, the bank’s then current holding company, acquired Mutual Federal Savings Bank headquartered in Sidney, Ohio.  Mutual Federal Savings Bank was operated independently as a separately chartered, wholly owned subsidiary of Richmond Mutual Bancorporation-Delaware until 2016 when it was combined with the bank through an internal merger transaction that consolidated both banks into a single, more efficient commercial bank charter. In 2017, the bank converted to an Indiana state-chartered commercial bank and changed its name to First Bank Richmond. The former Mutual Federal Savings Bank continues to operate in Ohio under the name Mutual Federal, a division of First Bank Richmond.

First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the FDIC.

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

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $150.0 million at December 31, 2019.

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

At December 31, 2019, on a consolidated basis, we had $986.0 million in assets, $687.3 million in loans and leases, net of allowance, $617.2 million in deposits and $187.8 million in stockholders’ equity.  At December 31, 2019, First Bank Richmond’s total risk-based capital ratio was 19.5%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2019, we reported a net loss of $14.1 million, compared to net income of $5.7 million for the year ended December 31, 2018.  Our results of operations for the year ended December 31, 2019 were affected by the following non-recurring charges: (i) a $14.3 million estimated after tax charge associated with the termination of our defined benefit plan; (ii) an after tax charge of $4.9 million associated with our contribution to the Foundation which was formed in connection with our reorganization and stock offering completed on July 1, 2019, and (iii) an after tax charge of $1.3 million related to the adoption of a nonqualified deferred compensation plan in the second quarter of 2019.

Market Area

Our primary market area includes Wayne and Shelby counties in Indiana and Shelby, Miami, and Franklin counties in Ohio. We conduct our business through 12 full service and one limited service banking offices, with seven full service and one limited service offices located in Indiana and five offices situated in Ohio. Our main full service banking office and four other branch offices are located in Richmond (Wayne County), Indiana. We operate two other offices in Wayne County in the towns of Cambridge City and Centerville, and one office in Shelbyville (Shelby County), Indiana, which is situated approximately 25 miles southeast of Indianapolis. Through Mutual Federal, a division of First Bank Richmond, we operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy, Ohio (Miami County). We also operate a loan production office in Columbus (Franklin County), Ohio that focuses on commercial and multi-family real estate lending. Administrative, trust and wealth management services are provided at our Corporate Office/Financial Center located in Richmond, Indiana.

Indiana. Wayne County had an estimated population in 2019 of 65,600 with a median household income of approximately $56,500. The unemployment rate in December 2019 was 3.0% in Wayne County, as compared to the national and state unemployment rates of 3.4% and 3.0%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital, and Primex Plastics Corporation. First Bank Richmond operates seven banking offices in Wayne County including five in Richmond, which is the largest city in Wayne County.

Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,000 in 2019 with a median household income of approximately $41,500. It is favorably located with excellent highway access and has over 6.0 million people within a 100-mile radius. Manufacturing is the primary source of employment, followed by health care and food service. The city is home to a regional hospital, Reid Health, as well as four higher educational institutions: Earlham College, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.

Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,760 with a median household income of approximately $43,500. The workforce in this community is primarily composed of factory workers and employees in the agricultural sector. Centerville had an estimated population of 2,650 with a median household income of approximately $53,300. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 4.8% decline in population from 2010 to 2019, the population in Centerville increased by 3.5% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.

Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2019 of 44,500 with a median household income of approximately $58,600. Shelbyville, which had an estimated population of 19,800 with a median household income of $47,900, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing and retail trade are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 2.6% in December 2019 compared to 2.9% in December 2018.

Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial real estate lending.

Sidney is the largest city and the county seat of Shelby County. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2019 of 21,000 with a median household income of approximately $54,900. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Emerson Climate Technologies, Airstream, NK Parts, and Plastipak Packaging. The unemployment rate in Shelby County was 3.3% in December 2019 compared to 4.1% in December 2018.

Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2019 of 105,900 with a median household income of approximately $63,900. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2019 of 26,500 with a median household income of approximately $60,500, while Piqua had a population of 20,900 with a median household income of approximately $53,000. Manufacturing is the leading industry employment sector in Miami County, followed by retail trade and health care and social services. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 3.4% in December 2019 compared to 4.2% in December 2018.

Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 14th most populous city in the United States with an estimated population in 2019 of 897,000 and a median household income of approximately $54,400. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.

The Columbus metropolitan area had an estimated population of 2.1 million and ranked as the 31st most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2019 was 3.2% for the entire Columbus metropolitan area and 3.1% for Franklin County, compared to 4.0% for the entire Columbus metropolitan area and 3.9% for Franklin County in December 2018.

Lending Activities

We offer a full range of lending products, including multi-family and commercial real estate loans (including owner and non-owner occupied real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), construction and development loans, residential real estate loans, including home equity loans and lines of credit, and consumer loans. We also engage in lease financing which consists of direct financing leases and is used by our commercial customers to finance purchases of equipment. We offer consumer loans, predominantly as an accommodation to our customers, secured by personal assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Lending activities originate from the relationships and efforts of our bankers.

Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2019, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $22.4 million.  As of December 31, 2019, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2019, our largest lending relationship with one borrower was for $16.6 million consisting of five commercial real estate loans secured by five separate hotels, three in the Dayton, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2019.

Our lending is subject to written underwriting standards and origination procedures set forth in First Bank Richmond’s loan policy. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan information is primarily designed to determine the borrower’s ability to repay the requested loan, and the more significant items are verified through use of credit reports, bank statements and tax returns. Loans containing a policy exception should have the exception noted in the credit file accompanied by a statement as to the reason for granting the exception. Exceptions must be approved in accordance with First Bank Richmond’s loan policy.

All loan approval amounts are based on the aggregate debt, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. In compiling the aggregate debt for determining the adequacy of an officer’s loan authority for commercial lending and leases, the following may be excluded: (i) consumer debt not to exceed $100,000, as long as the collateral is in the primary borrower’s name; and (ii) permanent first mortgage on the borrower’s primary residence, as long as the primary residence is in the name of the borrower.

First Bank Richmond’s board of directors has the responsibility for approving, on an annual basis, specific lending authority for individual officers, combinations of officers, or loan committees. Garry Kleer, President and Chief Executive Officer of First Bank Richmond, has individual authorization to approve any loan up to $1.5 million. Dean Weinert, President of Mutual Federal, a division of First Bank Richmond based in Ohio, has individual authorization to approve residential mortgage, commercial and consumer loans up to $1.5 million. The lending authorities of our other officers range from $50,000 to $1.0 million, and is granted based upon the ability and experience and need of the individual loan officers, relative to the degree of risk and level of expertise required for handling the different types of loans. Loans that exceed the lending authority of the individual loan officer with exposure up to $1.5 million can be approved by the recommending loan officer and by any one of four designate senior loan officers. Additionally, loans in excess of $1.5 million and up to $2.5 million can be approved by the recommending loan officer and two designated senior loan officers.

Loans in excess of $2.5 million up to $5.0 million must be approved by (i) a majority vote of the members of the Officer Loan Committee present at the meeting (which committee currently consists of 12 bank officers), or (ii) if occurring outside an Officer Loan Committee meeting, five individuals, two of whom must be Garry Kleer, Paul Witte or Dean Weinert, plus the recommending loan officer and two additional members of the Officer Loan Committee. All new loans or renewals to relationships graded “substandard” or below in the amount of (i) $250,000 or less must be approved by one of four designated senior loan officers and (ii) over $250,000 but up to and including $1.0 million must be approved by the Officer Loan Committee.

Loans in excess of $5.0 million up to our legal lending limit must be approved by (i) a majority vote of the members of the Executive Loan Committee present at the meeting (which committee consists of the First Bank Richmond board of directors (excluding Director Jeffery Jackson), Dean Weinert, Paul Witte and two members of the Mutual Federal Advisory Board), or (ii) if occurring outside an Executive Loan Committee meeting, five members of the Executive Loan Committee. All new loans or renewals to relationships graded “substandard” or below in excess of $1.0 million must be approved by the Executive Loan Committee.

Loan and Lease Portfolio Composition. The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan and lease losses) as of the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential(1)	$131,294	18.90%	$132,492	20.05%	$128,773	22.86%	$129,336	27.64%	$130,482	32.14%
Home equity lines of credit	6,996	1.01	7,214	1.09	7,245	1.29	7,370	1.58	7,687	1.89
Multi-family	66,002	9.50	43,816	6.63	63,701	11.31	32,624	6.97	20,028	4.93
Commercial	229,410	33.01	211,237	31.97	162,218	28.80	120,098	25.67	89,750	22.10
Construction and development	53,426	7.69	72,955	11.04	27,944	4.96	18,788	4.02	9,805	2.41
Total real estate loans	487,128	70.11	467,714	70.78	389,881	69.22	308,216	65.88	257,752	63.47

Consumer loans	13,534	1.95	13,520	2.05	11,628	2.06	10,858	2.32	10,508	2.59

Commercial business loans and leases:

Commercial and industrial	84,549	12.17	71,854	10.87	61,753	10.97	55,352	11.83	50,269	12.38
Direct financing leases	109,592	15.77	107,735	16.30	99,940	17.75	93,433	19.97	87,580	21.56
Total commercial business loans and leases	194,141	27.94	179,589	27.17	161,693	28.72	147,785	31.80	137,849	33.94

Total loans and leases	694,803	100.00%	660,823	100.00%	563,202	100.00%	467,859	100.00%	406,109	100.00%

Less:
Deferred fees and discounts	456		468		473		475		436
Allowance for loan and lease losses	7,089		5,600		4,800		5,394		5,246
Total loans and leases receivable, net	$687,258		$654,755		$557,929		$461,990		$400,427

(1)	Includes $4.5 million and $5.1 million of loans secured by second mortgages on residential properties at December 31, 2019 and 2018, respectively.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2019 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan and lease losses.

	Consumer		Commercial and Industrial		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2020(1)	$1,149	5.25%	$27,523	4.90%	$28,672	4.92%
2021	976	5.69	4,976	5.08	5,952	5.18
2022	1,908	5.05	2,169	5.04	4,077	5.04
2023 and 2024	6,669	4.74	15,425	4.79	22,094	4.77
2025 to 2029	2,286	4.69	25,059	4.79	27,345	4.78
2030 to 2034	503	6.03	5,756	5.19	6,259	5.26
2035 and following	43	3.75	3,641	5.04	3,684	5.03
Total	$13,534	4.93%	$84,549	4.89%	$98,083	4.89%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans set forth in the table above due after December 31, 2020 which have pre-determined or fixed interest rates is $37.1 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $32.3 million.

Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last six years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2019, $138.3 million, or 19.9%, of our total loan and lease portfolio was secured by residential real estate, consisting of $126.8 million of one- to four-family residential real estate loans, including $4.5 million of home equity loans and $7.0 million of home equity lines of credit. Brokered mortgage loans totaled $819,000 of our total residential mortgage loan portfolio at December 31, 2019.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2019, 72.3% of our one- to four-family residential real estate loans were fixed-rate loans, and 27.7% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate noninterest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2019, we originated $42.2 million one- to four-family fixed-rate mortgage loans and $4.5 million one- to four-family adjustable rate mortgage (“ARM”) loans, and sold $20.7 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”

We also make a limited amount of Federal Housing Administration (“FHA”) loans, U.S. Department of Veterans Affairs (“VA”) loans and U.S. Department of Agriculture (“USDA”) loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. During the year ended December 31, 2019, we originated and sold $495,000 in the aggregate of FHA, VA and USDA loans.

Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2019, $23.7 million or 18.7% of our one- to four-family loan portfolio consisted of jumbo loans.

We generally underwrite our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. We generally lend up to 89% of the lesser of the appraised value or purchase price for one- to four-family first mortgage loans and non-owner occupied first mortgage loans. For first mortgage loans with a loan-to-value ratio in excess of 89%, we may require private mortgage insurance or other credit enhancement to help mitigate the risk. Fixed-rate loans secured by one- to four-family residences may have contractual maturities of up to 30 years. All of these loans are fully amortizing, with payments due monthly. Properties securing our one- to four-family loans are typically appraised by independent fee appraisers who are selected in accordance with criteria approved by the Loan Committee. For loans that are less than $250,000, we may use an automated valuation model, in lieu of an appraisal. We require title insurance policies on all first mortgage real estate loans originated over $100,000. Homeowners, liability, fire and, if required, flood insurance policies are also required for one-to four-family loans. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

ARM loans are offered with annual adjustments and life-time rate caps that vary based on the product, generally with a maximum annual rate change of 2.0% and a maximum overall rate change of 6.0%. We generally use the rate on one-year Treasury Bills to re-price our ARM loans. As a consequence of using caps, the interest rates on ARM loans may not be as rate sensitive as our cost of funds. Furthermore, because loan indexes may not respond perfectly to changes in market interest rates, upward adjustments on loans may occur more slowly than increases in our cost of interest-bearing liabilities, especially during periods of rapidly increasing interest rates. Because of these characteristics, future yields on ARM loans may not be sufficient to offset increases in our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment increases, which increases the potential for default. We continue to offer our fully amortizing ARM loans with a fixed interest rate for the first one, three, five or seven years, followed by a periodic adjustable interest rate for the remaining term.

The average balance of our one- to four-family residential loans secured by first mortgages was approximately $83,000 at December 31, 2019.

We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80.0% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2019, home equity loans totaled $4.5 million, or 0.7% of our total loan and lease portfolio.

Home equity lines of credit may be either fixed- or adjustable -rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five year draw period and our adjustable rate lines have a 10 year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2019, home equity lines of credit totaled $7.0 million, or 1.0% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $4.5 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2019, unfunded commitments on home equity lines of credit totaled $10.7 million.

We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $50.2 million in one- to four- family loans, including home equity loans and lines of credit, originated in 2019, only $4.4 million, or 8.8%, were to borrowers with a credit score under 660.

Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2019, $295.4 million or 42.5% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $72.2 million, or 10.4% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $66.0 million of the $295.4 million commercial and multi-family real estate loan portfolio, or 9.5% of our total loan and lease portfolio, at December 31, 2019.  Of the remaining $229.4 million of this portfolio, approximately $155.2 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2019, our purchased multi-family and commercial real estate loan participations totaled $20.3 million, or 6.9% of our total multi-family and commercial real estate loan portfolios.

Multi-family and commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2019, 14.4% of our multi-family and commercial real estate loans were fixed-rate loans and 85.6% were adjustable-rate loans.

We consider a number of factors in originating multi-family and commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.10x.  All multi-family and commercial real estate loans in excess of $500,000 are appraised by outside independent appraisers. We require property and casualty insurance and also require flood insurance if the property is determined to be in a flood zone area.

In addition, we generally require a Phase I Environmental Audit as a condition of making all multi-family and commercial real estate loans in excess of $1.0 million, which audit is performed by a qualified environmental consulting firm. The Phase I Environmental Audit includes appropriate inquiry into previous ownership and uses of the real estate to satisfactorily comply with the “Innocent Landowner Defense Amendment” to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The results and recommendations of the audit must be acceptable to us prior to loan closing.  For loans less than $1.0 million but greater than $150,000, a full Phase I Environmental Audit is not be required, although an environmental investigation is typically performed by qualified bank personnel or a third party to determine if a full Phase I Environmental Audit should be done.

At December 31, 2019, the average loan size of our outstanding multi-family and commercial real estate loans was $790,000, and the largest of such loans was an $8.0 million loan secured by a first mortgage on a multi-family development located in the Columbus, Ohio metropolitan area. This loan was performing in accordance with its repayment terms at December 31, 2019.  We had 30 other commercial and multi-family real estate loans with an outstanding balance in excess of $3.0 million at December 31, 2019, all of which were performing in accordance with their repayment terms at December 31, 2019.  Our largest lending relationship at December 31, 2019 with one borrower was for $16.6 million consisting of five commercial real estate loans secured by five separate hotels, three in the Dayton, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2019.

Multi-family and commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the repayment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for multi-family and commercial real estate than residential properties. If we foreclose on a commercial or multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on multi-family and commercial real estate loans can be unpredictable and substantial.

The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2019 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$20,100	$28,717	$75	$48,892	16.6%
Multi-family/Apartment buildings	37,288	28,333	381	66,002	22.3
Hotels	18,774	28,742	—	47,516	16.1
Industrial building	19,463	13,926	—	33,389	11.3
Retail	22,528	10,880	—	33,408	11.3
Medical	16,724	3,475	—	20,199	6.9
Automotive	12,494	1,533	—	14,027	4.7
Restaurants	5,058	4,382	—	9,440	3.2
Campgrounds/Golf Courses/Leisure Activities	6,171	1,410	—	7,581	2.6
Agricultural	3,278	776	470	4,524	1.5
Other	3,413	4,507	2,514	10,434	3.5
Total	$165,291	$126,681	$3,440	$295,412	100.0%

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2019, we had $84.5 million of commercial and industrial loans, representing 12.2% of our total loan and lease portfolio.

The terms of our commercial and industrial loans vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

At December 31, 2019, the average loan size of our outstanding commercial and industrial loans was $214,000, and our largest outstanding commercial and industrial loan was a capital improvement loan totaling $4.3 million to a manufacturing company located in Richmond, Indiana secured by a first lien on all business assets of the borrower.  This loan was performing in accordance with its repayment terms at December 31, 2019.  We had five other commercial and industrial loans with an outstanding balance in excess of $3.0 million at December 31, 2019, all of which were performing in accordance with their repayment terms at December 31, 2018.

Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2019, our construction and development loan portfolio totaled $53.4 million, or 7.7% of our total loan and lease portfolio, consisting of $50.1 million in commercial construction loans and $3.3 million in residential construction loans.  At December 31, 2019, we had unfunded construction loan commitments totaling $36.5 million and $272,000 in commercial and residential construction loans, respectively.

Our commercial construction loans are typically made to builders/developers that have an established record of successful project completion and loan repayment. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans based on the percentage of completion. Underwriting guidelines for our commercial construction loans are similar to those described above for our commercial real estate lending. General liability, builder’s risk hazard insurance, title insurance, and flood insurance (as applicable, for properties located or to be built in a designated flood hazard area) are also required on all construction and development loans.

Our commercial construction loans have terms that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $1.0 million at December 31, 2019.

Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25 year payout.  At December 31, 2019, $18.5 million, or 36.9%, of our total commercial construction loan portfolio consisted of speculative construction loans.

We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. We do not make speculative construction loans to a builder for homes that are not pre-sold.  The average outstanding residential construction loan balance was approximately $145,000 at December 31, 2019.

Residential construction loans are made with a maximum loan-to-value ratio of the lower of 80% of the cost or appraised value at completion. Commitments to fund residential construction loans generally are made subject to an appraisal of the property by an independent licensed appraiser. Loan proceeds are disbursed after inspection by a third party inspector based on the percentage of completion method.

On a more limited basis, we also make land loans to developers, builders and individuals to finance the commercial development of improved lots or unimproved land. In making land loans, we follow underwriting policies and disbursement and monitoring procedures similar to those for commercial construction loans. These land loans also involve additional risks because the loan amount is based on the projected value of the lots after development. We make these loans for up to 65% of the estimated value of raw land and up to 75% of the estimated value of developed land, with a term of up to two years with interest only payments, payable monthly.

Construction loans generally involve greater credit risk than long-term financing on improved, owner occupied real estate. In the event a loan is made on property that is not yet approved for the planned development or improvements, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale or rental of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated. Other risks may include the fraudulent diversion of construction funds, the filing of mechanics liens by contractors, subcontractors or suppliers, or the contractor’s failure to complete the construction of the project.

We seek to address the forgoing risks associated with construction and development lending by developing and adhering to underwriting policies, disbursement procedures and monitoring practices. Specifically, we (i) seek to diversify loans in our market areas, (ii) evaluate and document the creditworthiness of the borrower and the viability of the proposed project, (iii) obtain an appraisal of the property by an independent licensed appraiser, (iv) limit loan-to-value ratios to specified levels, (v) control disbursements on construction loans on the basis of on-site inspections by third party inspectors, and (vi) monitor economic conditions in each market. No assurances, however, can be given that these practices will be successful in mitigating the risks of construction and development lending.

At December 31, 2019, our largest construction and land development loan had an outstanding balance of $8.0 million and was secured by a first mortgage on a 258-unit apartment development in the Columbus, Ohio metropolitan area.  At December 31, 2019, this loan was performing according to its repayment terms. We had four other construction and development loans with an outstanding balance in excess of $3.0 million at December 31, 2019, all of which were performing in accordance with their repayment terms at that date.

Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third party originators to generate our lease transactions. The nature of our business requires the use of brokers and third party originators as it focuses on transactions generally ranging between $2,500 and $200,000 (with an average size of $45,000) with terms of 24 to 72 months. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2019, our direct finance leasing portfolio totaled $109.6 million, or 15.8% of our total loan and lease portfolio.

At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment.

To generate deal flow, we work with over 100 brokers and third party originators across the country, some of which are one person shops and others more established companies, with most of the volume coming from less than 20 referral sources that we know well. We have operated with this model since we commenced leasing operations in 1989 and have developed strong procedures to minimize fraud and concentration risk. The leases are processed by us through our lease origination software, which allows brokers to populate the fields with customer information and attach credit documentation, streamlining the data collection process. There is no automated approval process. Each lease application is reviewed by a credit administrator and then sent to a credit underwriter for review and approval. We have procedures in place to check and underwrite all the data we receive from the brokers and third party originators, including ensuring that the potential lessee is operating from the location given and tracking the performance of each vendor.

The credit decisions for these transactions are based upon an assessment of the overall financial capacity of the applicant and generally require that the applicant have a minimum FICO score of 675. A determination is made as to the applicant’s ability to repay in accordance with the proposed terms as well as an overall assessment of the risks involved. In addition to an evaluation of the applicant’s financial condition, a determination is made of the probable adequacy of the primary and secondary sources of repayment, such as personal guarantees, to be relied upon in the transaction. Credit agency reports of the applicant’s credit history supplement the analysis of the applicant’s creditworthiness.

We generally file a UCC-1 financing statement on all of our lease transaction to perfect our interest in the equipment, except in the case of (i) titled equipment, where we would require the title in lieu of the UCC financing statement, (ii) transactions under $5,000 or (iii) for equipment with very little value, such as computer software. Perfection gives us a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest.  The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.

At December 31, 2019, our largest leasing relationship was with the State of Arkansas consisting of more than 3,000 leases totaling approximately $13.2 million in lease receivables, all of which were performing in accordance with the lease terms.

Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2019, our consumer loan portfolio totaled $13.5 million, or 1.9% of our total loan and lease portfolio, including $1.9 million of unsecured consumer loans.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Originations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2019, we originated $147.0 million of fixed rate loans and $91.9 million of adjustable rate loans, compared to $141.6 million of fixed rate loans and $146.7 million of adjustable rate loans during the year ended December 31, 2018.

The following tables provide information regarding our origination for the dates indicated:

	2019
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential real estate (1)	$42,172	$4,460	$46,632
Home equity lines of credit	2,329	1,264	3,593
Multi-family and commercial real estate	3,905	38,237	42,142
Construction and development	31,656	26,425	58,081
Consumer	6,734	—	6,734
Commercial and Industrial	8,735	21,534	30,269
Direct finance leasing	51,501	—	51,501
Total	$147,032	$91,920	$238,952

(1)	Includes $4.5 million of fixed-rate and no adjustable-rate loans secured by second mortgages on residential properties.
	2018
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential real estate (1)	$37,325	$6,673	$43,998
Home equity lines of credit	1,714	1,720	3,434
Multi-family and commercial real estate	16,473	75,246	91,719
Construction and development	8,770	25,330	34,100
Consumer	7,367	750	8,117
Commercial and Industrial	16,284	36,954	53,238
Direct finance leasing	53,686	—	53,686
Total	$141,619	$146,673	$288,292

(1)	Includes $2.5 million of fixed-rate and no adjustable-rate loans secured by second mortgages on residential properties.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and

USDA guidelines. For the years ended December 31, 2019, 2018 and 2017, we sold $27.2 million, $20.7 million, and $21.1 million of one- to four-family residential real estate loans, respectively.

We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2019, we had 18 loans totaling $25.7 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification.  Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.

Delinquencies and Non-Performing Assets

Delinquency Procedures for Owner Occupied One- to Four-Family Residential and Consumer Loans. Prior to an owner-occupied residential real estate or consumer loan payment reaching 30 days past due, our loan officers and/or members of our loan collection department typically will contact the customer. If a loan payment becomes 30 days past due, we mail a late notice and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes more than 90 days past due, at which point we would generally refer the loan for foreclosure proceedings unless management determines that it is in the best interest of First Bank Richmond to work further with the borrower to arrange a workout plan. A workout plan generally is done if we believe that the borrower will be able to keep the loan current and in no event more often than one time per year, and two times in a three-year period.

Once the loan is more than 90 days past due, a demand notice will be sent to the borrower requiring payments to be brought current within 10 days for non-real estate secured loans and 30 days for real estate secured loans. The foreclosure process generally would begin when a loan becomes 120 days delinquent. From time to time we may accept deeds in lieu of foreclosure. Foreclosed real estate will be booked into other real estate owned. In most cases, the real estate will be listed with a realtor for sale if an accepted purchase offer is not received within 30 days of the bank taking title. For equipment and titled vehicles, if the borrower is unwilling to surrender the collateral voluntarily, a repossession company will be hired to repossess the collateral. Vehicles and other personal property will be sold in a commercially reasonable manner according to the property.

Delinquency Procedures for Commercial and Multi-family and Commercial Real Estate Loans and Leases. When a commercial loan or commercial or multi-family real estate loan or lease becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. This information will be discussed with the commercial loan manager to determine the nature of the past due payment and, if necessary, to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. Depending on the circumstances, the lender and commercial loan manager may develop a plan to protect First Bank Richmond’s interest in the loan. If necessary, First Bank Richmond will engage an attorney to pursue further collection efforts.

Loan officers are required to complete a “problem loan workout report” on all loans over $500,000 that are rated as criticized or classified. The plans outlined in these reports detail the specific strategies proposed to resolve the defined credit weaknesses, the current condition of the relationship, identify the specific sources of repayment, give a current valuation of all collateral, the position we hold in all collateral, an analysis of all current financial information including cash flows, a timeline for specific actions to occur in the workout plan and set guidelines that would trigger consideration for grading changes. The reports also include an up to date accounting for any expenses that have been incurred on that account. Additional trigger dates for legal proceedings and or foreclosure action are generally discussed in the report in detail. In most cases a decision to foreclose or pursue other legal action on a problem credit will be determined at 120 days past due. In some cases, however, it may be in First Bank Richmond’s best interests to delay such action. The reason for delays are discussed and a trigger date established for final action.

Loans and Leases Past Due and Nonperforming Assets. Loans and leases are reviewed on a regular basis. Management determines that a loan or lease is impaired or nonperforming when it is probable at least a portion of the loan or lease will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan or lease is determined to be impaired, the measurement of the loan or lease in the allowance for loan and lease losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans and leases are loans and leases for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans and leases that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets or Other Real Estate Owned. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for loan and lease losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed.

Delinquent Loans and Leases. The following table shows our delinquent loans and leases by the type of loan or lease and number of days delinquent as of December 31, 2019.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate Loans:
Residential(1)	7	$240	0.2%	48	$2,452	1.9%	55	$2,692	.02%
Home equity lines of credit	1	36	0.5	1	15	0.2	2	51	0.7
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	1	184	0.1	1	184	0.1
Construction or development	1	257	0.5	1	249	0.5	2	506	0.9
Total Real Estate Loans	9	533	0.1	51	2,900	0.6	60	3,433	0.7

Consumer	5	35	0.3	1	15	0.1	6	50	0.4
Commercial and industrial	2	1,092	1.3	4	438	0.5	6	1,530	1.8
Direct financing leases	2	29	0.0	2	79	0.1	4	108	0.1

Total	18	$1,689	0.2%	58	$3,432	0.5%	76	$5,121	0.7%

(1)	Includes loans secured by first and second mortgages on residential properties.

Nonperforming Loans and Leases. We generally cease accruing interest on our loans and leases when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan or lease is currently performing. A loan or lease may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan or lease is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans and leases generally is applied against principal or interest and is recognized on a cash basis. Generally, loans and leases are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonperforming loans and leases totaled $3.8 million or 0.55% of total loans and leases at December 31, 2019, $4.6 million or 0.69% of total loans and leases at December 31, 2018 and $4.5 million or 0.80% of total loans and leases at December 31, 2017.  The decrease in nonperforming loans at December 31, 2019, compared to the prior year primarily was the result of the charge-off of three commercial and industrial loans totaling $901,000 during 2019 which were classified as nonaccrual troubled debt restructurings during 2018.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Bank Richmond grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2019.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2019, we had $598,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure at December 31, 2019.  Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring.  Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2019, we had no loans or leases classified as accruing troubled debt restructurings.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan and lease losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $0 in foreclosed assets at December 31, 2019.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. The improvement in total non-performing assets from 2015 through 2017 resulted primarily from the resolution of older non-performing commercial real estate loans most of which were secured by property located outside our primary market area. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans and leases:
Residential(2)	$315	$357	$320	$844	$1,359
Home equity lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	342	743	181	2,032	8,937
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial and industrial	494	1,177	2,609	2,557	1,343
Direct financing leases	74	202	25	124	72
Total non-accruing loans and leases(1)	1,225	2,479	3,135	5,557	11,711

Accruing loans and leases delinquent more than 90 days:
Residential(2)	2,256	1,913	1,310	1,961	976
Home equity lines of credit	15	15	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	116
Construction and development	249	—	—	—	—
Consumer	15	38	—	38	9
Commercial and industrial	3	130	68	8	317
Direct financing leases	49	—	—	—	—
Total accruing loans and leases delinquent more than 90 days	2,587	2,096	1,378	2,007	1,418
Total non-performing loans and leases	3,812	4,575	4,513	7,564	13,129

Foreclosed assets:
Residential(2)	—	176	34	72	301
Home equity lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	3,672	793
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Direct financing leases	—	—	—	—	—
Total foreclosed assets	—	176	34	3,744	1,094

Total non-performing assets	$3,812	$4,751	$4,547	$11,308	$14,223

Troubled debt restructurings (accruing):
Residential(2)	—	—	—	—	70
Home equity lines of credit	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	152	170
Direct financing leases	—	—	—	—	—
Total trouble debt restructuring (accruing)	$0	$0	$0	$152	$240

Total non-performing loans to total loans	0.55%	0.69%	0.80%	1.62%	3.23%
Total non-performing assets to total assets	0.39%	0.56%	0.60%	1.63%	2.11%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.39%	0.56%	0.60%	1.65%	2.14%

(1)

Non-accrual loans and leases include $598,000, $1.6 million, $2.7 million, $2.8 million and $6.5 million, of troubled debt restructurings for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes loans secured by first and second mortgages on residential properties.

Interest income that would have been recorded for the year ended December 31, 2019 had non-accruing loans been current according to their original terms amounted to $106,000, of which none was recorded.

Other Loans and Leases of Concern.   Other loans and leases of concern are those loans and leases that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans and leases, not included in the non-performing asset table above, totaled $5.4 million at December 31, 2019.

Classified Assets. Our regulators require that we classify loans and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan and lease losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which may order the establishment of additional general or specific loss allowances.

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.

On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2019	2018	2017
	(In thousands)
Watch and special mention	$13,473	$3,782	$550
Substandard	8,072	7,695	7,378
Doubtful	74	202	25
Loss	—	—	—
Total classified assets	$21,619	$11,679	$7,953

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan and lease portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan and lease portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan and lease losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans and leases are charged or credited to the provision for loan and lease losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans and leases, facts and issues related to specific loans and leases, historical loan and lease loss and delinquency experience, trends in past due and non-accrual loans and leases, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Indiana DFI and the FDIC will periodically review our allowance for loan and lease losses, and as a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan and lease losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Loan and Lease Losses. The following table sets forth an analysis of our allowance for loan and lease losses at the dates and for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period:	$5,600	$4,800	$5,394	$5,246	$6,266

Charge-offs:
Real estate loans:
Residential(1)	66	121	1,842	772	376
Home equity	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	15	—	—	81	619
Construction and development	—	—	—	15	—
Total real estate loans	81	121	1,842	868	995

Consumer loans	123	57	57	92	145

Commercial business:
Commercial and industrial	909	1,033	265	225	680
Direct financing leases	315	454	304	345	534
Total commercial business loans and leases	1,224	1,487	569	570	1,214
Total charge offs	1,428	1,665	2,468	1,530	2,354

Recoveries:
Real estate loans:
Residential(1)	64	137	101	57	53
Home equity	—	2	2	2	—
Multi-family	—		—	—	—
Commercial	19	308	38	141	41
Construction and development	—	17	35	17	12
Total real estate loans	83	464	176	217	106

Consumer loans	26	31	29	30	56

Commercial business:
Commercial and industrial	10	26	21	40	93
Direct financing leases	198	264	278	236	249
Total commercial business loans and leases	208	290	299	276	342
Total recoveries	317	785	504	523	504

Net charge-offs	1,111	880	1,964	1,007	1,850
Additions charged to operations	2,600	1,680	1,370	1,155	830
Balance at end of period	$7,089	$5,600	$4,800	$5,394	$5,246

Net charge-offs during the period to average loans outstanding during the period	0.16%	0.14%	0.38%	0.23%	0.48%

Net charge-offs during the period to average non-performing assets	26.1%	18.93%	24.77%	7.89%	11.05%

Allowance as a percentage of non- performing assets	185.97%	117.87%	105.56%	47.70%	36.88%

Allowance as a percentage of total gross loans and leases receivable (end of period)	1.02%	0.85%	0.85%	1.15%	1.29%

(1)	Includes loans secured by first and second mortgages on residential properties.

Allocation of Allowance for Loan and Lease Losses. The following table sets forth the allowance for loan and lease losses allocated by category, the total balances by category, and the percent of loans and leases in each category to total loans and leases at the dates indicated. The allowance for loan and lease losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. At the dates indicated, we had no unallocated allowance for loan and lease losses.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential(1)	$109	20.0%	$139	21.1%	$257	24.2%	$359	29.2%	$933	34.0%
Commercial(2)	4,564	50.1	3,147	49.7	2,424	45.0	1,829	36.7	1,956	29.5
Total real estate loans	4,673	70.1	3,286	70.8	2,681	69.2	2,188	65.9	2,889	63.5

Consumer loans	138	2.0	108	2.0	119	2.1	128	2.3	120	2.6

Commercial business loans and leases:
Commercial and industrial	1,852	12.1	1,817	10.9	1,663	11.0	1,421	11.8	751	12.3
Direct financing leases	426	15.8	389	16.3	337	17.7	1,657	20.0	1,486	21.6
Total commercial business loans and leases	2,278	27.9	2,206	27.2	2,000	28.7	3,078	31.8	2,237	33.9

Total loans and leases	$7,089	100.0%	$5,600	100.0%	$4,800	100.0%	$5,394	100.0%	$5,246	100.0%

(1)	Includes residential mortgage loans, home equity loans and lines of credit, and residential construction loans.

(2)	Includes commercial and multi-family real estate loans and commercial construction loans.

At December 31, 2019, our allowance for loan and lease losses represented 1.0% of total loans and leases and 186.0% of non-performing loans and leases. There were $1.1 million in net loan and lease charge-offs during the year ended December 31, 2019.

Although we believe that we use the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan and lease losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan or lease portfolio deteriorates as a result. Any material increase in the allowance for loan and lease losses may adversely affect our financial condition and results of operations.

Investment Activities

General. First Bank Richmond has the legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis and Federal Home Loan Bank of Cincinnati stock.

The objectives of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to maximize the rate of return on invested funds within the context of our interest rate and credit risk objectives. First Bank Richmond’s board of directors is responsible for adopting our investment policy. The strategies utilized to meet the objective of our investment policy are established by our Asset/Liability Committee, which consists of at least three board members, the President and Chief Executive Officer, and the Chief Financial Officer of First Bank Richmond. The Asset/Liability Committee meets quarterly, or more often if necessary, to insure that investment policies and strategies are consistent with both First Bank Richmond’s investment guidelines and market conditions. The Asset/Liability Committee reviews the investment policy at least annually and recommends any revisions, if necessary, to the board of directors of First Bank Richmond.

Our President and Chief Executive Officer and our Chief Financial Officer are responsible for the management of our investment portfolio, subject to the direction and guidance of the Asset/ Liability Committee. Various factors are considered when making decisions regarding our investment portfolio, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. Our investment securities are usually classified as available-for-sale; however, the purchasing officer has the option, at the time of purchase, to designate individual securities as held-to-maturity, available-for-sale, or trading.  At December 31, 2019, we had $201.8 million of securities, at fair value, classified as available-for-sale, $15.9 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading.

We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2019.

In connection with managing our investment securities portfolio, we will solicit and receive advice from approved broker/dealers, recognizing the extensive resources and valuable experience that they can provide. However, the final decision concerning all investment activities will be the responsibility of our President and the Chief Financial Officer with the approval of the Asset/Liability Committee. We evaluate each broker/dealer on its financial strength, expertise, and acceptable business practices. Annually, the Asset/Liability Committee will review and reaffirm the list of approved brokers/dealers. The Asset/Liability Committee, in addition to its annual review, may choose to make changes to this list throughout the year.

We held common stock of the FHLB of Indianapolis and the FHLB of Cincinnati in connection with our borrowing activities totaling $7.6 million at December 31, 2019.  For the year ended December 31, 2019, First Bank Richmond received a total of $371,000 in dividends from these FHLBs. Our required investment in the stock of the FHLBs is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated.  At December 31, 2019, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2019		2018		2017
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
U.S. government and federal agency	$39,259	$39,020	$40,812	$38,010	$40,892	$38,726
State and municipal obligations	45,635	45,840	30,531	29,789	24,011	23,364
Government sponsored mortgage-backed securities	117,769	116,911	56,945	54,670	57,858	56,254
Other	13	13	13	13	13	13
Total securities available for sale	202,676	201,784	128,301	122,482	122,774	118,357

Securities held to maturity:
State and municipal obligations	15,917	16,156	18,580	18,543	22,392	22,443
Other(1)	—	—	2,500	5,110	2,500	5,132
Total securities held to maturity	15,917	16,156	21,080	23,653	24,896	27,575

FHLB stock	7,600	7,600	6,561	6,561	6,717	6,717

Total investment securities	$226,193	$225,540	$155,942	$152,696	$154,383	$152,649

(1)

Consisted of trust preferred securities issued by the MHC through a statutory trust. Following completion of the reorganization and stock offering on July 1, 2019, we redeemed these trust preferred securities utilizing a portion of the net proceeds from our initial public offering. See “–Source of Funds - Borrowed Funds” below.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2019.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a combined federal and state marginal tax rate of approximately 25.9%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government, SBA pools and federal agency	$—	—%	$8,996	1.82%	$20,833	2.46%	$9,430	2.41%	$39,259	2.30%	$39,020
State and municipal obligations	308	2.74	7,409	2.48	14,883	2.41	23,035	2.27	45,635	2.35	45,840
Government sponsored mortgage backed securities	1	8.18	43	3.57	6,860	1.65	110,865	2.08	117,769	2.05	116,911
Other	—	—	—	—	—	—	13	—	13	—	13
Total securities available for sale	309	2.75	16,448	2.12	42,576	2.31	143,343	2.13	202,676	2.17	201,784

Securities held to maturity:
State and municipal obligations	2,427	2.32	9,653	2.81	2,777	3.89	1,060	5.28	15,917	3.09	16,156
Other(1)	—	—	—	—	—	—	—	—	—	—	—
Total securities held to maturity	2,427	2.32	9,653	2.81	2,777	2.81	1,060	5.28	15,917	3.09	16,156
Total investment securities	$2,736	2.37%	$26,101	2.38%	$45,353	2.38%	$144,403	2.15%	$218,593	2.24%	$217,940

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2019, our brokered deposits totaled $56.7 million, or 9.2% of total deposits, with an average interest rate of 1.97% and a 10 month weighted-average maturity, compared to $124.5 million, or 20.1% of total deposits, with an average interest rate of 2.07% and a 13 month weighted-average maturity at December 31, 2018.  Our reliance on brokered deposits may increase our overall cost of funds.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive markets in which we operate, which include numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. Additionally, we concentrate on gathering deposits from both existing commercial loan clients and new commercial prospects which positively impacts our lower cost deposits and assists in retaining full service clients. At December 31, 2019, our core deposits, which are deposits other than certificates of deposit in excess of $250,000 and brokered deposits, totaled $516.7 million, representing 84.0% of total deposits.

Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $155.1 million or 25.1% of our total deposits at December 31, 2019.  Approximately 69.6% ($429.6 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2019, with 58.6% ($361.9 million) of those deposits held in our five Richmond, Indiana offices. Overall, $463.4 million or 75.1% of our total deposits were held in Indiana branches and $153.8 million or 24.9% were held in Ohio branches as of December 31, 2019.

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2019, we were in compliance with these reserve requirements.

The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)

Beginning balance	$620,637	$560,395	$516,302
Net deposits (withdrawals)	(11,436)	54,594	40,297
Interest credited	8,018	5,648	3,796
Ending balance	$617,219	$620,637	$560,395

Net increase (decrease)	$(3,418)	$60,242	$44,093

Percent increase (decrease)	(0.6)%	10.7%	8.5%

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits	$164,275	26.6%	$159,460	25.7%	$155,200	27.7%
Savings	73,471	11.9	68,627	11.0	66,782	11.9
Money market	98,058	15.9	84,129	13.6	88,092	15.7

Total non-certificates	335,804	54.4	312,216	50.3	310,074	55.3

Certificates:

0.00 – 1.00%	28,638	4.6	28,266	4.6	44,562	8.0
1.01 – 2.00%	98,382	15.9	135,637	21.9	193,703	34.5
2.01 – 3.00%	143,158	23.2	143,327	23.0	11,746	2.1
3.01 – 4.00%	11,237	1.8	1,191	0.2	310	0.1
Over 4.00%	—	—	—	—	—	—

Total certificates	281,415	45.6	308,421	49.7	250,321	44.7

Total deposits	$617,219	100.0%	$620,637	100.0%	$560,395	100.0%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2019.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	Over 3.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2020	$4,502	$11,965	$31,381	$—	$47,848	17.00%
June 30, 2020	4,141	8,373	16,113	18	28,645	10.18
September 30, 2020	4,672	17,377	39,535	52	61,636	21.91
December 31, 2020	8,447	30,394	17,675	1,169	57,685	20.50
March 31, 2021	2,407	4,330	9,989	1,281	18,007	6.40
June 30, 2021	2,579	4,952	6,487	—	14,018	4.98
September 30, 2021	310	2,926	1,349	16	4,601	1.63
December 31, 2021	910	2,959	686	—	4,555	1.62
March 31, 2022	167	3,677	2,254	—	6,098	2.17
June 30, 2022	319	1,839	2,858	—	5,016	1.78
September 30, 2022	100	966	3,477	—	4,543	1.61
December 31, 2022	83	2,526	5,049	—	7,658	2.72
Thereafter	1	6,098	6,305	8,701	21,105	7.50

Total	$28,638	$98,382	$143,158	$11,237	$281,415	100.00%

Percent of total	10.18%	34.96%	50.87%	3.99%	100%

The following table indicates the amount of certificates of deposit by time remaining until maturity at December 31, 2019. Jumbo certificates of deposit require minimum deposits of $100,000.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)

Certificates of deposit less than $100,000	$15,070	$12,748	$49,162	$36,006	$112,986
Certificates of deposit of $100,000 or more	26,021	15,309	66,954	43,355	151,639
Public funds(1)	6,757	588	3,205	6,240	16,790
Total certificates of deposit	$47,848	$28,645	$119,321	$85,601	$281,415

(1)	Deposits from government and other public entities.

Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide short-term funding as a supplement to our deposits. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2019, we had $154.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2019 we could borrow an additional $78.3 million from the FHLB of Indianapolis and $0 from the FHLB of Cincinnati at prevailing interest rates.

FHLB advances totaling $103.0 million at a weighted, fixed interest rate of 1.61% are subject to an option by the FHLB of Indianapolis to convert, at a specified date in the future, the entire fixed-rate advance to a periodic adjustable rate.  The adjustable rate would be for the remaining term of the advance at a predetermined rate based on LIBOR (London Interbank Offer Rate).  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at our option, at par and without a penalty.

We also have an available line of credit with the FHLB of Indianapolis totaling $10,000,000. The line of credit expires March 2020; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2019, the current interest rate was 1.99%. There were no amounts outstanding on the line at December 31, 2019 or 2018.  We also are authorized to borrow from the Federal Reserve Bank of Chicago’s “discount window.” We have never borrowed from the Federal Reserve Bank and currently do not have any assets pledged to them for borrowing.

The following tables sets forth information concerning balances and interest rates on our borrowings at and for the periods shown. The tables include both long- and short-term borrowings.

	Years Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum balance:
FHLB advances	$159,100	$136,500	$115,300

Average balances:
FHLB advances	$144,201	$112,678	$95,102

Weighted average interest rate:
FHLB advances	1.87%	2.22%	1.63%

	At December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$154,000	$136,100	$104,000

Weighted average interest rate:
FHLB advances	1.87%	2.22%	1.63%

In connection with our recently completed reorganization to the stock form of organization and related stock offering, Richmond Mutual Bancorporation-Maryland acquired all of the assets and assumed all of the liabilities of the MHC and Richmond Mutual Bancorporation-Delaware.  Included among the liabilities assumed were $10.0 million of subordinated debentures issued by the MHC in connection with the issuance, through a statutory trust formed by the MHC, of $10.0 million of related trust preferred securities. Included among the assets acquired by Richmond Mutual Bancorporation, however, were $5.1 million (fair market value) of the trust preferred securities issued by the MHC which were acquired by Richmond Mutual Bancorporation-Delaware in 2010 from a third party at a discount. The financial statements of the MHC were not consolidated with those of Richmond Mutual Bancorporation-Delaware, therefore the $10.0 million of subordinated debentures issued by the MHC and the related trust preferred securities were not reflected as a liability in the consolidated financial statements prior to the reorganization.  Similarly, the subordinated debentures and related trust preferred securities were redeemed by the Company in 2019, immediately following completion of our reorganization and stock offering, and are not reflected in our current consolidated financial statements.

Trust and Financial Services

We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $150.0 million at December 31, 2019. These activities provide an additional source of fee income to First Bank Richmond and in 2019 constituted 9.5 % of our total non-interest income.

Subsidiary and Other Activities

Richmond Mutual Bancorporation has one subsidiary, First Bank Richmond.  First Bank Richmond has no subsidiaries.

Competition

We face significant competition within our market both in making loans and leases and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, equipment financing companies, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.

As of June 30, 2019 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of deposits in Wayne and Shelby Counties, in Indiana, was approximately 38.2% and 7.0%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 8.5% and 3.9%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.

How We Are Regulated

General.  First Bank Richmond is an Indiana-chartered commercial bank. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. First Bank Richmond is subject to extensive regulation by the Indiana DFI, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. First Bank Richmond is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Indiana DIF concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. In addition, First Bank Richmond is a member of and owns stock in the FHLB of Indianapolis and the FHLB of Cincinnati, which are two of the 11 regional banks in the Federal Home Loan Bank System.

The regulations and supervision of First Bank Richmond establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

As a bank holding company, Richmond Mutual Bancorporation is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Richmond Mutual Bancorporation is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to First Bank Richmond and Richmond Mutual Bancorporation. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Bank Richmond and Richmond Mutual Bancorporation. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Richmond Mutual Bancorporation, First Bank Richmond and their operations.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as First Bank Richmond, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. This legislation gave state attorneys general the ability to enforce applicable federal consumer protection laws.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. The implementation of the legislation is an ongoing process. The Dodd-Frank Act has resulted in, and may continue to result in, an increased regulatory burden and increased compliance, operating and interest expense for First Bank Richmond.

Recent Regulatory Reform.  In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as First Bank Richmond, and their holding companies.

The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the Community Bank Leverage Ratio will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The EGRRCPA also expands the category of holding companies that may rely on the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations will have on community banks.

Indiana Banking Regulation. First Bank Richmond, as an Indiana commercial bank, is regulated and supervised by the Indiana DFI. The Indiana DFI is required to regularly examine each state-chartered bank. The approval of the Indiana DFI is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Indiana bank that does not operate according to the regulations, policies and directives of the Indiana DFI may be sanctioned.

The powers that Indiana-chartered banks can exercise under these laws include, but are not limited to, the following:

Lending Activities. An Indiana-chartered commercial bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made according to applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.

Investment Activities. In general, First Bank Richmond may invest in certain types of debt securities, certain types of corporate equity securities, and certain other assets. However, these investment authorities are constrained by federal law. See “- Federal Banking Regulation — Investment Activities” for such federal restrictions.

Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2019, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2019, First Bank Richmond’s largest aggregate amount of loans to one borrower was $16.6 million.

Dividends. Under Indiana law, First Bank Richmond, following the completion of the reorganization, will be permitted to declare and pay dividends out of its undivided profits. The prior approval of the Indiana DFI is required if the total of all dividends declared in a calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years. See “- Federal Banking Regulation — Capital Requirements,” “— Prompt Corrective Action” and “- Holding Company Regulation” for restrictions on dividends under federal law.

Assessments. As an Indiana state-chartered commercial bank, First Bank Richmond is required to pay to the Indiana DFI a general assessment fee in connection with the regulation and supervision of First Bank Richmond. The Federal Deposit Insurance Corporation, as discussed below, charges all insured depository institutions deposit insurance assessments.

Regulatory Enforcement Authority. Any Indiana bank that does not operate according to the regulations, policies and directives of the Indiana DFI may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Indiana DFI may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Indiana DFI may issue an order to cease and desist and impose a fine on the bank. Indiana consumer protection and civil rights statutes applicable to First Bank Richmond permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes.

Federal Banking Regulation

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including state-chartered banks, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% of Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised a one-time opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). First Bank Richmond did exercise the opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to certain equity interests, depending on certain specified factors. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of common equity Tier 1 capital to risk-weighted assets more than 2.5% above the amount necessary to meet its minimum risk-based capital requirements.

Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for institutions with less than $10 billion of assets a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting the specified requirement will be considered in compliance with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio is to be established by notice and comment rulemaking by the federal regulators.

At December 31, 2019, First Bank Richmond’s capital exceeded all applicable requirements including the applicable capital conservation buffer. See “Management’s Discussion and Analysis-Capital Resources” contained in Part II, Item 7 of this Form 10-K.

The Financial Accounting Standards Board has adopted a new accounting standard for US GAAP that will be effective for us beginning in 2023. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital. The federal banking regulators, including the Federal Reserve Board and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Investment Activities. All state-chartered Federal Deposit Insurance Corporation-insured banks, including commercial banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions.

In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, the Dodd-Frank Act permits banks to establish de novo branches on an interstate basis provided that the branch location is permissible under the law of the host state for banks chartered by that state.

Prompt Corrective Action. Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered “well capitalized,” provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. An institution that meets the minimum capital ratios described under “Capital Requirements” above (but is not well capitalized) is considered to be “adequately capitalized.” An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” An institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” An institution that has a tangible equity ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2019, First Bank Richmond met the criteria to be considered “well capitalized.”

Transaction with Affiliates and Regulation W of the Federal Reserve Regulations. Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state chartered banks that are not members of the Federal Reserve System (referred to as non-member banks), including First Bank Richmond. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” It may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including, among others: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts. First Bank Richmond is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in First Bank Richmond are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under its risk-based assessment system, assessment rates for an insured institution with assets of less than $10 billion are based on the institution’s examination ratings. These assessment rates currently range from 3 to 30 basis points (subject to certain adjustments) applied to the institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. It has recently exercised that discretion by establishing a long range fund ratio of 2%.

On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. Federal Deposit Insurance Corporation regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.  The Deposit Insurance Fund ratio stood at 1.41% at December 31, 2019.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Bank Richmond. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of First Bank Richmond’s deposit insurance.

Privacy Regulations. Federal Deposit Insurance Corporation regulations generally require that First Bank Richmond disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, First Bank Richmond is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. First Bank Richmond currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the Federal Deposit Insurance Corporation, a state non-member bank, such as First Bank Richmond, has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. First Bank Richmond’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Consumer Protection and Fair Lending Regulations. Indiana chartered banks are subject to a variety of federal and Indiana statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. The Dodd-Frank prohibits unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General.

USA Patriot Act. First Bank Richmond is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act includes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies, and imposes affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

Other Regulations.  Interest and other charges collected or contracted for by First Bank Richmond are subject to state usury laws and federal laws concerning interest rates. First Bank Richmond’s operations are also subject to state and federal laws applicable to credit and other transactions, such as the:

•	Truth in Lending Act, which requires lenders to disclose the terms and conditions of consumer credit;

•

Real Estate Settlement Procedures Act, which requires lenders to disclose the nature and costs of the real estate settlement process and prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of First Bank Richmond also are subject to, among others, the:

•	Truth in Savings Act, which requires financial institutions to disclose the terms and conditions of their deposit accounts;

•	Expedited Funds Availability Act, which requires banks to make funds deposited in transaction accounts available to their customers within specified time frames;

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Indiana banking laws and regulations governing deposit powers and other matters.

Federal Home Loan Bank System.  First Bank Richmond is a member of the FHLB of Indianapolis and the FHLB of Cincinnati, two of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. First Bank Richmond complied with this requirement at December 31, 2019. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2019, no impairment of the value of the stock has been recognized.

Acquisitions.  An acquisition of Richmond Mutual Bancorporation or First Bank Richmond, an acquisition of control of either, or an acquisition by either of another bank holding company or depository institution or control of such a company or institution would generally be subject to prior approval by applicable federal and state banking regulators, as would certain acquisitions by Richmond Mutual Bancorporation or First Bank Richmond of other types of entities.  "Control" is defined in various ways for this purpose, including but not limited to control of 10% of outstanding voting stock of an entity. See “– Holding Company Regulation” below.

Holding Company Regulation.  Richmond Mutual Bancorporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended. As such, Richmond Mutual Bancorporation is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over Richmond Mutual Bancorporation and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies with less than $3.0 billion of consolidated assets.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks (referred to as the source of strength doctrine) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Richmond Mutual Bancorporation to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.

The status of Richmond Mutual Bancorporation as a registered bank holding company under the Bank Holding Company Act of 1956 will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws.  Richmond Mutual Bancorporation’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Richmond Mutual Bancorporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status.  The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Richmond Mutual Bancorporation qualifies as and has elected to be an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation.  Richmond Mutual Bancorporation is also not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million and either no public float or a public float of less than 700 million). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Richmond Mutual Bancorporation has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Taxation

The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Richmond Mutual Bancorporation and First Bank Richmond.

Federal Taxation.  Richmond Mutual Bancorporation and First Bank Richmond are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our federal and state tax returns have not been audited for the past five years.

Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing its federal income tax returns.  Richmond Mutual Bancorporation and First Bank Richmond will file a consolidated federal income tax return.

Minimum Tax. For tax years beginning after December 31, 2017, corporate alternative minimum tax was repealed. The prior year minimum tax credit is continued to be allowed to offset the taxpayer’s regular tax liability for any tax year. For tax years beginning after 2017 and before 2022, the prior year minimum tax credit would be refundable in an amount equal to 50% (100% for tax years beginning in 2021) of the excess of the credit for the tax year over the amount of the credit allowable for the year against regular tax liability.  We do not have any minimum tax credits available for carryover as of December 31, 2019.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2019, we had no capital loss carryovers.

Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond as a member of the same affiliated group of corporations.

State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2019, of 6.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. The Indiana legislature started reducing the financial institutions tax from 8.5% to 6.5% in 0.5% increments over a four year period that commenced in 2014. The full rate reduction to 4.9% will be phased in fully by 2023. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.

First Bank Richmond is also subject to Ohio taxation in the same general manner as other corporations. In particular, Richmond Mutual Bancorporation and First Bank Richmond will be subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. The franchise tax is imposed on the value of a corporation's issued and outstanding shares of stock. Financial institutions determine the value of their issued and outstanding shares based upon the net worth of the shares. For Ohio franchise tax purposes, financial institutions are currently taxed at a rate equal to 0.8% of taxable net worth.

Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

As a Maryland business corporation, Richmond Mutual Bancorporation is required to file an annual report with and pay franchise taxes to the State of Maryland.

Employees

As of December 31, 2019, we had 166 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

Information about our Executive Officers

Officers are elected annually to serve for a one year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Garry D. Kleer (age 64). Mr. Kleer has served as Chairman of the Board, President and Chief Executive Officer of Richmond Mutual Bancorporation since its formation in February 2019.  Mr. Kleer joined First Bank Richmond in May 1994 and currently serves as the Chairman of the Board, President and Chief Executive Officer.  He has served as President and Chief Executive Officer of First Bank Richmond since 2001 and was appointed Chairman of the Board in January 2019.  Mr. Kleer also serves as a member of the Mutual Federal advisory board of directors.  Mr. Kleer began his banking career in 1978 at American Fletcher National Bank in the Career Associates Program and was promoted to Vice President and Branch Manager in 1983. In 1986, American Fletcher National Bank, the second largest banking company in Indiana at the time, was acquired by Bank One where Mr. Kleer served as a Vice President until he joined First Bank Richmond as Vice President of Commercial Lending.  His community involvement includes serving on the Boards of the Richmond Symphony Orchestra, Wayne County Revolving Loan Fund, Reid Health Foundation, Boys & Girls Club of Wayne County, Indiana Bankers Association and Wayne County Foundation.  Mr. Kleer has also served as Past President of the Boys and Girls Clubs of Wayne County.  He has been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader, and Boys and Girls Club Man and Youth Award.  Mr. Kleer earned a Bachelor of Science degree in Finance from Indiana University in 1978.  He attended the ABA Graduate School of Commercial Lending and graduated with honors from the Stonier Graduate School of Banking.  With 40 years of experience working in the banking industry, his service on the Boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.

Donald A. Benziger (age 66).  Mr. Benziger has served as Executive Vice President- Chief Financial Officer of Richmond Mutual Bancorporation since its formation in February 2019.  Mr. Benziger joined First Bank Richmond in 2012 as Senior Vice President-Chief Financial Officer and has served as Executive Vice President-Chief Financial Officer since 2014. Mr. Benziger has more than 40 years of experience in the financial services industry. This experience has included serving as Chief Financial Officer at several public companies, including SEC registrants. His responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting, investment management, and regulatory reporting. Mr. Benziger holds a Bachelor’s Degree from Ohio Northern University and an MBA in Finance from Bowling Green State University. He is also a graduate of the Stonier Graduate School of Banking.

Beth A. Brittenham (age 64). Ms. Brittenham, employed by First Bank Richmond since 1979, currently serves as Senior Vice President-Human Resources. Ms. Brittenham has served in various positions in the human resources department during her 40 year career at First Bank Richmond and as Senior Vice President-Human Resources since 2011. Her responsibilities include employee relations, payroll, benefits and the administration of all phases of the human resources area. In addition, Ms. Brittenham serves as corporate secretary to the First Bank Richmond Entities.

Albert E. Fullerton, Jr (age 56). Mr. Fullerton, employed by First Bank Richmond since 2005, currently serves as Senior Vice President-Chief Information Officer/Information Security Officer. Mr. Fullerton has served as Senior Vice President and Chief Information Officer/Information Security Officer since 2013. His responsibilities include managing the bank’s technology resources and coordinating the evaluation, deployment, and management of IT systems across the organization. In addition, Mr. Fullerton is responsible for the development of the cyber security-related policies and processes that reduce the organization’s operational risks. Mr. Fullerton received his graduate degree from the Graduate School of Banking at the University of Wisconsin - Madison. He earned a Certified Information Security Manager (CISM) designation from ISACA and a Certified Banking Security Manager (CBSM) designation from the SBS Cyber Security Institute.

Cathy J. Hays (age 63).   Ms. Hays, employed by First Bank Richmond since 1999, currently serves as Senior Vice President-Chief Audit Examiner and Training Director and has been employed in the financial services industry for 34 years. Her responsibilities include overseeing the bank’s internal audit program, FDICIA compliance, exam preparation for all regulators and external auditors, and coordinating and overseeing employee training. Ms. Hays received her BA from Indiana University East and, in 2004, received her designation as a BAI Certified Bank Auditor.

Alan M. Spears (age 62). Mr. Spears, since 2003, has served as Senior Vice President-Senior Trust Officer of First Bank Richmond. Mr. Spears has 29 years of experience in wealth management with a focus on investments and estate planning. He is responsible for investments, trust and estate administration and new business development. Mr. Spears holds a Bachelor’s Degree in Political Science and a Master’s in Public Administration from Indiana University, and a JD from the Indiana University Robert H. McKinney School of Law in Indianapolis.

Pamela S. Stoops (age 52). Ms. Stoops, since 2004, has served as Senior Vice President-Retail Lending Manager at First Bank Richmond.  Ms. Stoops has more than 33 years of experience in the financial services industry, primarily in residential lending. Her responsibilities include overseeing all aspects of our retail lending operations, including our secondary market operations. Ms. Stoops received her Associate’s Degree in Business from Indiana Wesleyan University and holds a life, accident and health insurance license.

Dean W. Weinert (age 67). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45 year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.

Robin S. Weinert (age 56). Mrs. Weinert, employed by First Bank Richmond since 2006, currently serves as Senior Vice President-Operations/Retail Banking. Mrs. Weinert has served as Senior Vice President-Operations/Retail Banking of First Bank Richmond since 2015. Her responsibilities include overseeing our retail branches and marketing. She also is responsible for the overall planning and effectiveness of the retail branch initiatives related to the delivery of exceptional customer service and diversification strategies. Mrs. Weinert has over 30 years of experience in the financial services industry with an emphasis on retail, operations and sales. Mrs. Weinert is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison. She has also completed Indiana University East’s Center for Leadership Development program and the Indiana Bankers Association’s Compliance School Operations and Deposit programs.

Paul J. Witte (age 48). Mr. Witte, employed by First Bank Richmond since 1996, currently serves as Senior Vice President of Commercial Lending and Commercial Leasing. Mr. Witte has served as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages First Bank Richmond’s Commercial Lending Department and is co-chair of the Officer’s Loan Committee and member of the Executive Loan Committee. He also provides direction and oversight to the Leasing Department, as needed, and generally is responsible for the review of larger leasing credit applications. Mr. Witte is a graduate of Ball State University with a B.S. in Accounting, Corporate Finance and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison.

Website

Our website addresses are www.firstbankrichmond.com and www.mutualbancorp.com.  The information contained on our websites are not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own internet access charges, we make available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.  Information pertaining to us, including SEC filings, can be found by clicking the link on our sites called “About Us,” then scrolling down and clicking on the link called "Investor Relations."

Item 1A.  Risk Factors

An investment in our common stock is not an insured deposit and is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The market price of our common stock could decline significantly due to any of these identified or other risks, and you could lose some or all of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. This report is qualified in its entirety by these risk factors.

Risks Related to Our Business

We accrued a substantial expense in 2019 in connection with our intended termination of First Bank Richmond’s participation in a defined benefit pension plan (the “DB Plan”), which eliminated all of our earnings for 2019.  The actual expense related to the termination of the DB Plan will not be known until the plan obligations are purchased by an insurance company or other buyer.  As a result, the actual termination expense could be higher or lower than the amount we accrued for in 2019, and may impact our results of operations in 2020.

The DB Plan that First Bank Richmond participates in is  an industry-wide, tax-qualified defined-benefit pension plan which covers substantially all of its employees.  First Bank Richmond is in the process of terminating its participation in the DB Plan, which will require us to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  As of December 31, 2019, we have estimated and accrued for approximately $14.3 million, after tax, for this expense. Our actual termination expense may be higher or lower depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets, which may impact our results of operations in 2020.

We have a substantial amount of commercial and multi-family real estate and commercial and industrial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

We intend to continue to originate and purchase commercial and multi-family real estate loans and commercial and industrial loans. At December 31, 2019, our commercial real estate, multi-family real estate and commercial and industrial loans totaled $380.0 million, or 54.7% of our total loans and leases, with approximately $97.4 million of these loans, or 14.2% of our total loans and leases, located in the Columbus, Ohio market.  While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of these types of loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment can be affected by adverse conditions in the local, regional and national real estate market or economy. A downturn in the real estate market or the local, regional and national economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, has increased to $433.4 million, or 62.4% of total loans and leases, at December 31, 2019 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If our allowance for loan and lease losses is not sufficient to cover actual losses, our earnings could decrease.

We periodically review our allowance for loan and lease losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for loan and lease losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations.

The Financial Accounting Standards Board, or FASB, adopted Accounting Standards Update, or ASU, No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or CECL, on June 16, 2016, which changed the loss model to take into account current expected credit losses. This accounting pronouncement is expected to be applicable to us, as an emerging growth company, effective for our fiscal year beginning January 1, 2023. The federal banking regulators, including the Federal Reserve Board and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

CECL substantially changes how we calculate our allowance for loan and lease losses. We are evaluating CECL and when we will be required to adopt it. We cannot predict when and how it will affect our results of operations and financial condition, including our regulatory capital. See “- We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.”

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•

collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general local, regional or national economic conditions caused by inflation, recession, severe weather, natural disasters, widespread disease or pandemics, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

The coronavirus outbreak may also have an adverse effect on our clients directly or indirectly, including those engaged in international trade, travel and tourism. These effects could include disruptions or restrictions in customers' supply chains or employee productivity, closures of clients' facilities, decreases in demand for clients' products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If our clients are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, our condition and results of operations could be adversely affected.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2019, we have no securities that are deemed impaired.

A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio. Borrowings, especially from the Federal Home Loan Bank and repurchase agreements, also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated. Our ability to borrow also could be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry or deterioration in credit markets.

Our utilization of time deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. As of December 31, 2019, brokered certificates of deposit represented 9.2% of our total deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the FDIC, which requires us to maintain certain capital levels to be considered "well capitalized." If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan and lease losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

We use estimates in determining the fair value of certain assets, such as mortgage servicing rights (“MSRs”). If our estimates prove to be incorrect, we may be required to write down the value of these assets which could adversely affect our earnings.

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2019, the book value of our MSRs was $1.0 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations annually to determine if impairment in the asset exists.

If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2019, we owned $7.6 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The most recent stock buyback initiated by the FHLB of Indianapolis was in 2015. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Our size makes it more difficult for us to compete.

Our asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities brokerage or the sale of insurance products. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

As a community bank, maintaining our reputation in our market area is critical to the success of our business, and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our current market and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. We operate in many different financial service businesses and rely on the ability of our employees and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We face significant operational risks because the financial services business involves a high volume of transactions and because of our reliance on technology.

Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. Our operational and security systems infrastructure, including our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity.

In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation. Although to date we have not experienced any technology failures, cyber-attacks or other information or security breaches, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats and our role as a provider of financial services, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, the outsourcing of some of our business operations, threats of cyber-terrorism, and system and customer account updates and conversions. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.

Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, including privacy breaches and cyber-attacks, and, although we have not experienced any such events to date, such failures, interruptions or breaches may still occur or may not be adequately addressed if they do occur.

There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

In addition, we outsource a majority of our data processing requirements to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not suffered any security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

Future changes in interest rates could reduce our profits and affect the value of our assets and liabilities.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense, the provision for loan and lease losses and taxes. Net interest income makes up a majority of our net income and is based on the difference between:

•	the interest income we earn on interest-earning assets, such as loans and securities; and

•	the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2019, 44.7% of our loan and lease portfolio consisted of fixed-rate loans and leases.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings.  Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. In a rare emergency move, the Federal Reserve Board further lowered the targeted federal funds rate in March 2020, to a range of 0% to 0.25% in response to the evolving risks the coronavirus outbreak poses to the economy. This decrease may negatively impact our net interest income.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets, liabilities and equity (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates.  As of December 31, 2019, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience an 8.04% decrease in EVE. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Economic Value of Equity” contained in Item 7 of this Form 10-K.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021.  The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally.  The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio.  If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition which could have an adverse effect on our results of operations.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and securities brokerage firms and unregulated or less regulated non-banking entities, operating locally and elsewhere. Many of these competitors have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and fees on more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans due to competition, our net interest margin and profitability could be adversely affected.

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve greater economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. For additional information see “Business− Market Area” and “− Competition” contained in Item 1 of this Form 10-K.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

First Bank Richmond is subject to extensive regulation, supervision and examination by the FDIC and the Indiana DFI, and Richmond Mutual Bancorporation is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of First Bank Richmond, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan and lease losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. See “ - We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.”

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have exercised significant discretion in drafting the implementing rules and regulations. It will be some time before the full effect of the Dodd-Frank Act and the regulations thereunder can be assessed. Compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and has diverted management’s time from other business activities, all of which have adversely affected our financial condition and results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

The nature of our business makes us sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that we calculate the allowance for loan and lease losses on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, which is expected to be applicable to us, as an emerging growth company, beginning in 2023. CECL adoption will have broad impact on our financial statements, which will affect key profitability and solvency measures, including, but not limited to higher loan loss reserve levels and related deferred tax assets.  Increased reserve levels also may lead to a reduction in capital levels. Any such changes could have a material adverse effect on our business, financial condition and results of operations.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The forward-looking modeling required by CECL relies on a number of macroeconomic variables. Unexpected changes to such indicators between periods could potentially result in greater earnings volatility from period to period. Our reserves may need to be adjusted in response to not only to our actual experience, but also to external factors. If we are required to materially increase the level of the allowance for loan and lease losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

An additional impact of CECL will be the asymmetry in accounting between loan related income, which will continue to be recognized on a periodic basis based on the effective interest method, and the related credit losses, which will be recognized up front at origination. This will make periods of loan expansion seem less profitable due to the immediate recognition of expected credit losses. Periods of stable or declining loan levels will look comparatively more profitable as the income trickles in for loans, where losses had been previously recognized.

We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve Board and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand.  Although to date we have not been subject to any fines or other sanctions related to these rules and regulations, there can be no assurance that we will not suffer any penalties or other consequences in the future.

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and defines “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5% which results in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amounts.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, First Bank Richmond’s ability to pay dividends to Richmond Mutual Bancorporation will be limited if it does not have the capital conservation buffer required by the capital rules, which may further limit Richmond Mutual Bancorporation’s ability to pay dividends to stockholders. See “Regulation and Supervision−Federal Banking Regulation−Capital Requirements” contained in Item 1 of this Form 10-K.

The cost of additional finance and accounting systems, procedures, compliance and controls in order to satisfy our new public company reporting requirements will increase our expenses.

We recently became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. In some cases, we could be required to apply new or revised guidance retroactively. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this Form 10-K, as well as our other periodic reports that we are required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan and lease losses and our determinations with respect to amounts owed for income taxes.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

We are subject to environmental liability risk associated with lending activities or properties we own.

A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on terms acceptable to us.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We believe the net proceeds of our recent initial public offering will be sufficient to permit us to maintain regulatory compliance for the foreseeable future. Nevertheless, we may elect to raise more capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital in the future. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. We cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, or if the terms of such a capital raise are not advantageous, it may have a material adverse effect on our financial condition, results of operations and prospects.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Our board of directors is authorized to allow us to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders. In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue additional preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue additional preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly traded company or complying with the complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to a public company, which will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our management team and may divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to our recently established charitable foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter.

As previously stated, we will incur a substantial expense in connection with the termination of First Bank Richmond’s participation in the DB Plan, which will most likely eliminate all of our taxable income in 2020, resulting in us reporting a net tax loss for the year.  As a result, we do not expect to be able to use any of the remaining charitable contribution carryover in 2020 from our 2019 contribution to the charitable foundation. There are no assurances that we will have sufficient profits in the future to be able to fully use the tax deduction from our contribution to the charitable foundation.

Risks Related to our Common Stock

The capital we raised in our recent initial public offering may negatively impact our return on equity until we can fully implement our business plan. This could negatively affect the trading price of our shares of common stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Although we anticipate increasing net interest income using proceeds of the offering, our return on equity will be reduced by the capital raised in our recent offering, higher expenses from the costs of being a public company, and added expenses associated with our adoption of an employee stock ownership plan and the other stock-based benefit plans we intend to adopt in the future. Until we can implement our business plan and increase our net interest income through investment of the proceeds of the offering, we expect our return on equity to remain relatively low compared to our peer group, which may reduce the value of our shares.

There may be a limited trading market in our common stock, which will hinder your ability to sell our common stock and may lower the market price of the stock.

Our common stock is quoted on the Nasdaq Capital Market under the symbol “RMBI.”   The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment.

Our stock-based and other benefit plans will increase our costs, which will reduce our net income.

We intend to adopt a new stock-based benefit plan during the 2020 fiscal year, subject to shareholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants under the new stock-based benefit plan. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards actually granted under the plan, the fair market value of our stock or options on the date of grant, the vesting period, and other factors that we cannot predict at this time.

The implementation of a stock-based benefit plan may dilute your ownership interest.

We intend to adopt a new stock-based benefit plan during the 2020 fiscal year. The stock-based benefit plan will be funded through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. Our ability to repurchase shares of common stock to fund these plans will be subject to many factors, including applicable regulatory restrictions on common stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. While our intention is to fund the new stock-based benefit plan through open market purchases, stockholders would experience a reduction in ownership interest totaling 12.3% in the event newly issued shares are used to fund stock options and restricted stock awards in an amount equal to 10.0% and 4.0%, respectively, of the total shares issued in our recent initial public offering.

You may not receive dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future cash dividends will be subject to, among other things, regulatory restrictions, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. Richmond Mutual Bancorporation will depend primarily upon the proceeds it retains from the offering as well as earnings of First Bank Richmond to provide funds to pay dividends on our common stock. The payment of dividends by First Bank Richmond also is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations. As a result, any payment of dividends in the future by Richmond Mutual Bancorporation will depend, in large part, on First Bank Richmond’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.   Properties

We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2019, the net book value of our real properties, including land, was $14.1 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.

Item 3.   Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2019, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Richmond Mutual Bancorporation is listed on The NASDAQ Capital Market under the symbol "RMBI." There were approximately 507 shareholders of record of our common stock as of March 26, 2020.

We do not currently pay any cash dividends. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors.  Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from our wholly owned subsidiary, First Bank Richmond, which are restricted by federal regulations.

Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Issuer Purchases of Equity Securities.  The Company may repurchase shares of its common stock from time-to-time in open market transactions in the future, although we are generally not permitted to do so during the first year following the completion of our reorganization to the stock holding company form of organization, which was completed on July 1, 2019.  The timing, volume and price of purchases are made at our discretion, and are contingent upon our overall financial condition, as well as general market conditions.  The Company did not make any stock repurchases during the fourth quarter of 2019 and as of December 31, 2019, the Company did not have any authorized stock repurchase programs.

Item 6.   Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The Financial Condition Data and Operating Data as of and for the years ended December 31, 2019 and 2018 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The Financial Condition Data and Operating Data as of and for the years ended December 31, 2017, 2016 and 2015 are derived from audited financial statements not included in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$986,042	$849,618	$753,621	$693,956	$674,637
Loans and leases, net(1)	687,258	654,755	557,929	461,990	400,427
Securities available for sale, at fair value	201,784	122,482	118,357	144,214	189,571
Investment securities, at amortized cost	15,917	21,080	24,892	27,360	28,837
Federal Reserve Bank and FHLB stock	7,600	6,561	6,717	6,224	5,384
Deposits	617,219	620,637	560,395	516,302	520,487
FHLB advances	154,000	136,100	104,000	92,300	71,600
Stockholders’ equity	187,787	85,853	81,798	78,105	77,576

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Operations Data:
Total interest income	$41,558	$35,199	$29,104	$26,686	$25,561
Total interest expense	11,157	7,752	5,250	4,068	3,630
Net interest income	30,401	27,447	23,854	22,618	21,931
Provision for loan and lease losses	2,600	1,680	1,370	1,155	830
Net interest income after provision for loan and lease losses	27,801	25,767	22,484	21,463	21,100
Service charges on deposit accounts	1,078	1,115	1,111	1,157	1,282
Card fee income	749	698	644	673	661
Loan and lease servicing fees (losses)	144	335	208	84	(198)
Gain on loan and lease sales	647	459	794	712	375
Gain on sales of securities	98	15	96	473	1,567
Other income	1,144	1,671	1,662	1,491	1,202
Total non-interest income	3,860	4,294	4,515	4,590	4,889
Total non-interest expenses	51,038	23,105	21,312	21,574	20,284
(Loss) Income before (benefit) provision for income taxes	(19,377)	6,956	5,687	4,479	5,705
(Benefit) Provision for income taxes(2)	(5,293)	1,278	2,972	1,075	1,651
Net (loss) income(2)	$(14,084)	$5,678	$2,715	$3,404	$4,054

(1)	Net of allowances for loan and lease losses, loans in process and deferred loan fees.

(2)

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing our federal corporate tax rate from 34% to 21%, effective January 1, 2018. As a result of the Tax Act, our provision for income taxes and net income in 2018 were positively impacted by a $676,000 tax benefit related to tax rate changes, while our provision for income taxes and net income in 2017 were negatively impacted by an additional $1.5 million in tax expense related to an adjustment to our deferred tax asset.

	At or For the
	Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income (loss) to average total assets)	(1.48%)	0.71%	0.38%	0.50%	0.63%
Return on average equity (ratio of net income (loss) to average equity)	(10.77%)	6.89%	3.36%	4.28%	5.28%
Yield on interest-earning assets	4.57%	4.58%	4.24%	4.14%	4.18%
Rate paid on interest-bearing liabilities	1.55%	1.18%	0.92%	0.78%	0.76%
Interest rate spread information:
Average during period	3.02%	3.40%	3.32%	3.36%	3.43%
End of period	2.87%	3.11%	3.21%	3.27%	3.36%
Net interest margin(1)	3.34%	3.57%	3.48%	3.51%	3.59%
Operating expense to average total assets	5.36%	2.89%	2.96%	3.18%	3.16%
Average interest-earning assets to average interest-bearing liabilities	126.54%	117.01%	120.20%	124.13%	127.18%
Efficiency ratio(2)	147.36%	71.84%	73.22%	78.20%	78.79%

Asset quality ratios:
Non-performing assets to total assets(3)	0.39%	0.56%	0.60%	1.63%	2.11%
Non-performing loans and leases to total gross loans and leases(4)	0.55%	0.69%	0.80%	1.62%	3.24%
Allowance for loan and lease losses to non-performing loans and leases(4)	185.97%	122.40%	106.36%	71.31%	39.96%
Allowance for loan and lease losses to loans and leases receivable	1.02%	0.85%	0.85%	1.15%	1.29%
Net charge-offs to average outstanding loans and leases during the period	0.16%	0.14%	0.38%	0.23%	0.49%

Capital ratios:
Common equity tier 1 capital (to risk weighted assets) (5)	18.54%	11.49%	11.80%	13.10%	15.30%
Tier 1 leverage (core) capital (to adjusted tangible assets) (5)	14.56%	10.06%	10.30%	9.80%	10.30%
Tier 1 risk-based capital (to risk weighted assets) (5)	18.54%	11.49%	11.80%	13.10%	15.30%
Total risk-based capital (to risk weighted assets) (5)	19.46%	12.26%	12.60%	14.10%	16.50%
Equity to total assets at end of period	19.04%	10.11%	10.85%	11.26%	11.50%
Average equity to average assets	13.75%	10.30%	11.22%	11.71%	11.97%

Other data:
Number of full service offices	12	12	12	11	11
Full-time equivalent employees	166	172	174	173	170

_______________________

(1)	Net interest income divided by average interest earning assets.

(2)	Total other (non-interest) expenses as a percentage of net interest income (on a tax equivalent basis) and total other (non-interest) income, excluding net securities transactions.

(3)	Non-performing assets consist of non-accruing loans and leases, accruing loans and leases more than 90 days past due and foreclosed assets.

(4)	Non-performing loans and leases consist of non-accruing loans and leases and accruing loans and leases more than 90 days past due.

(5)	Capital ratios are for First Bank Richmond.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain matters in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:

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

•	adverse changes in the securities or secondary mortgage markets;

•	changes in the quality or composition of our loan, lease or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees;

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

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

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd–Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; and
•

other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services including the potential effects of coronavirus on local and international trade (including supply chains and export levels), and other risks described elsewhere in this Form 10 K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Additional factors that may affect our results are discussed under Part I, Item 1A in this document under the heading “Risk Factors.”

General

Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, direct financing leases, commercial and industrial loans, and loans secured by commercial and multi-family real estate. We also obtain funds by utilizing FHLB advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds.

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

At December 31, 2019, on a consolidated basis, we had $986.0 million in assets, $687.3 million in loans, $617.2 million in deposits and $187.8 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2019 was 19.5%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2019, we reported a net loss of $14.1 million, compared with net income of $5.7 million for 2018.

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

Mortgage Servicing Rights. Mortgage servicing rights, or MSRs, associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

Management Strategy

We are a community-oriented financial institution dedicated to serving the needs of customers in our primary market area. Our commitment is to offer a full array of consumer and commercial banking products and services to meet the needs of our customers. We offer mortgage lending products to qualified borrowers to give them the broadest access to home ownership in our markets. We offer commercial lending products and services tailored to complement their businesses. Our goal is to maintain asset quality while continuing to build our strong capital position while looking for growth opportunities in the markets we serve. To achieve these goals, we will focus on the following strategies:

Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2019, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, totaled $433.4 million, or 62.4% of total loans and leases, with approximately $97.4 million of these loans, or 14.2% of our total loans and leases, located in the Columbus, Ohio market.

A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit greater than $250,000 and brokered certificates of deposit) in our primary market area, with a particular emphasis on non-interest bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 84.0% of our total deposits as of December 31, 2019.

Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.

Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.55% at December 31, 2019.

Capital Position. Our policy has always been to protect the safety and soundness of First Bank Richmond through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been a capital ratio in excess of the well-capitalized standards set by our regulators. We believe that maintaining a strong capital position safeguards the long-term interests of First Bank Richmond.

Interest Rate Risk Management. Changes in interest rates are our primary market risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact not only upon our net income but also upon the cash flows related to those assets and liabilities and the market value of our assets and liabilities. In order to maintain what we believe to be acceptable levels of net interest income in varying interest rate environments, we actively manage our interest rate risk and assume a moderate amount of interest rate risk consistent with board policies.

Financial Condition at December 31, 2019 Compared to December 31, 2018

General. Total assets increased $136.4 million, or 16.1%, to $986.0 million at December 31, 2019 from $849.6 million at December 31, 2018. This increase was driven by a $32.5 million, or 5.0%, increase in the loan and lease portfolio, net of allowance for loan and lease losses, a $74.1 million, or 51.6%, increase in investment securities and a $25.6 million, or 171.1%, increase in cash and cash equivalents.  The increase in assets was funded with the proceeds received by the Company in connection with the initial public offering.  Most of the growth in the loan portfolio occurred in the commercial and multi-family real estate and commercial and industrial loan portfolios.

Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $32.5 million, or 5.0%, to $687.3 million at December 31, 2019 from $654.8 million at December 31, 2018. The majority of the growth occurred in the commercial and multi-family real estate portfolios, which in the aggregate increased $40.4 million, or 15.8%.  We also experienced a $12.7 million, or 17.7%, increase in our commercial and industrial loan portfolio.  These increases were partially offset by a $19.5 million, or 26.8%, decrease in our construction and development loan portfolio.  Most of the growth in the loan portfolio took place in the Richmond, Indiana market area.

Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $1.5 million, or 26.8%, to $7.1 million at December 31, 2019 from $5.6 million at December 31, 2018, primarily as a result of the growth in commercial and multi-family real estate loans. At December 31, 2019, the allowance for loan and lease losses totaled 1.02% of total loans and leases outstanding compared to 0.85% at December 31, 2018. Net charge-offs during the year ended 2019 were $1.1 million or 0.16% of average loans and leases outstanding compared to $880,000 or 0.14% of average loans and leases outstanding during 2018..

Deposits. Total deposits decreased $3.4 million, or 0.6%, to $617.2 million at December 31, 2019 from $620.6 million at December 31, 2018.  This decrease in deposits was due to brokered deposits decreasing $67.8 million, or 54.5%, during 2019.  At December 31, 2019, our brokered deposits totaled $56.7 million, or 9.2% of total deposits. This decrease was partially offset by an increase in retail certificates of deposit of $40.8 million from December 31, 2018 to December 31, 2019.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $17.9 million, or 13.2%, to $154.0 million at December 31, 2019 from $136.1 million at December 31, 2018. The increase in borrowings was used to primarily fund loan growth during the period.

Stockholders’ Equity. Stockholders’ equity totaled $187.8 million as of December 31, 2019, an increase of $101.9 million, or 118.6%, from December 31, 2018. The increase in stockholders’ equity was the result of the completion of the Company’s initial public offering and a $3.7 million reduction in the accumulated other comprehensive loss, partially offset by a net loss of $14.1 million.  First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of December 31, 2019.

Comparison of Results of Operations for the Years Ended December 31, 2019 and 2018

General. We reported a net loss for 2019 of $14.1 million compared to net income of $5.7 million in 2018.  The net loss for the 2019 was affected by the estimated $14.3 million after-tax charge associated with the planned termination of the DB Plan, an after-tax charge of $4.9 million associated with the Company’s contribution to the Foundation which was formed in connection with our reorganization and stock offering completed on July 1, 2019, and an after-tax charge of $1.3 million related to the adoption of a nonqualified deferred compensation plan in the second quarter of 2019

Interest Income. Total interest income for 2019 increased $6.4 million or 18.2% over 2018. The increase primarily was a result of the $73.4 million increase in the average balance of loans and leases outstanding year-over-year and a 18 basis point increase in average yield on loans and leases resulting in a $5.0 million increase in interest income. Interest on investment securities increased $294,000 during 2019 primarily due to a $18.7 million increase in the average balance of the portfolio, partially offset by an eight basis point decrease in the average yield on investment securities.

Interest Expense. Total interest expense increased $3.4 million, or 43.6% to $11.2 million during 2019 compared to $7.8 million during 2018. The primary reason for this increase was an increase in the average rate paid and the average balance of certificates of deposit and borrowings. The average rate paid on certificates of deposit increased 48 basis points in 2019 compared to 2018, partially due to a 34 basis point increase in the average rate paid on brokered certificates of deposit. The rate paid on borrowings was 2.18% in 2019, an increase of 36 basis points over the average rate of 1.82% in 2018. The primary reason for these increases was a higher average market rate of interest during 2019, despite three 25 basis point decreases in the Federal Funds Rate during the months of August, September and October.  The average balance of certificates of deposit and borrowings in 2019 increased by

$23.9 million and $28.6 million, respectively, compared to those in 2018. The primary reason for these increases was to fund loan growth during 2019.

Net Interest Income. Net interest income before provision for loan and lease losses increased $3.0 million, or 10.8%, to $30.4 million in 2019 compared to $27.4 million in 2018, primarily due to the increase in average earning assets. Our net interest margin in 2019 was 3.34%, a decrease of 23 basis points compared to 2018.  The decrease in net interest margin mostly reflects slightly lower overall yield on average interest-earning assets largely as a result of three 25 basis point decreases in the targeted Fed Funds Rate in the third and fourth quarters of 2019.

Provision for Loan and Lease Losses. The provision for loan and lease losses in 2019 was $2.6 million, a $920,000 increase over the $1.7 million provision in 2018. The increase in the provision was due to the growth of the loan and lease portfolio during 2019, and slightly higher net charge-offs than were experienced in 2018. Net charge-offs in 2019 were $231,000 more than 2018.  Due to the increased provision expense, the allowance increased as a percentage of the total loan and lease portfolio to 1.02% at year-end 2019.   Net charge-offs in 2019 equaled 0.16% of total average loans and leases outstanding compared to 0.14% of total average loans and leases outstanding in 2018. The increase in net charge-offs was primarily due to three moderately-sized loan charge-offs in 2019 with no similar charge-offs during 2018.

Non-Interest Income. Total non-interest income decreased $434,000, or 10.1%, to 39.0 million for 2019 compared to $4.3 million for 2018.  The decrease in total noninterest income was primarily driven by the recognition of impairment of mortgage servicing rights of $202,000 and a $510,000 decrease in other income primarily due to gains recorded on prepayment of below market rate FHLB advances recorded in 2018.  These decreases were partially offset by an $83,000 increase in the gain on sale of securities in 2019 compared to 2018.

Non-Interest Expenses. Total noninterest expense increased $27.9 million, or 120.8%, to $51.0 million during 2019 compared to 2018.  The increase primarily was the result of the $19.3 million estimated DB Plan expense, the $6.25 million expense attributable to the contribution to the Foundation and the $1.7 million expense related to the adoption of a nonqualified deferred compensation plan during the year.  Excluding these three non-recurring expenses, noninterest expenses increased $700,000 in 2019 compared to 2018.

Salaries and employee benefits increased $21.2 million, or 153.6%, in 2019 compared to 2018, primarily due to the estimated DB Plan expense and expense related to the adoption of the nonqualified deferred compensation plan.  Excluding the cost of those two non-recurring expenses, salaries and employee benefits increased $300,000, or 2.25, due to merit increases.  Data processing fees increased $267,000, primarily attributable to higher transaction volume and additional services utilized from the Company’s IT provider.  FDIC assessments decreased $329,000, or 54.8%, during 2019 compared to 2018.  This was the result of the Deposit Insurance Fund achieving a specified ratio of eligible deposits and banks with less than $10 billion assets receiving credit for previous assessments paid.  Legal and professional fees increased $133,000, or 15.2%, in 2019 compared to 2018, primarily as a result of our reorganization and stock offering and operating as a public company.  Advertising expense increased $280,000, or 51.5%, year-over-year due to sponsorships of various community organizations and events.  Loan tax and insurance expense decreased by $274,000, or 46.7%, during 2019 compared to 2018 due to a recovery of $84,000 in property taxes during 2019 that were advanced in 2018 and lower expenses in 2019 on loans sold but still serviced by the Bank.  Other expenses increased $4,259,000, or 9.0%, in 2019 compared to 2018, primarily driven by a $62,000 increase in loan closing expenses and a $46,000 increase in charitable contributions.

Income Tax Expense. Income tax expense decreased in 2019 by $6.6 million compared to 2018, reflecting a tax benefit of $5.3 million for 2019.  This decrease in income tax expense was due to pre-tax income decreasing during 2019 compared to 2018 for the reasons discussed above.

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

	Years Ended December 31,
	2019			2018			2017
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$686,949	$36,560	5.32%	$613,569	$31,559	5.14%	$513,129	$25,523	4.97%
Securities	160,812	3,461	2.15%	142,140	3,167	2.23%	155,250	3,177	2.05%
Federal Reserve Bank and FHLB stock	7,256	386	5.32%	6,686	341	5.10%	6,631	267	4.03%
Other	55,316	1,151	2.08%	5,771	132	2.29%	11,250	137	1.22%
Total interest-earning assets	910,333	41,558	4.57%	768,166	35,199	4.58%	686,261	29,104	4.24%

Interest-bearing liabilities:
Savings and money market accounts	169,941	1,227	0.72%	161,111	884	0.55%	157,926	784	0.50%
Interest-bearing checking accounts	102,521	372	0.36%	100,958	205	0.20%	92,698	169	0.18%
Certificate accounts	302,735	6,419	2.12%	278,810	4,559	1.64%	223,060	2,843	1.27%
Borrowings	144,201	3,138	2.18%	115,620	2,104	1.82%	97,240	1,454	1.50%
Total interest-bearing liabilities	719,398	11,156	1.55%	656,499	7,752	1.18%	570,924	5,250	0.92%

Net interest income		$30,402			$27,447			$23,854
Net earning assets	$190,935			$111,667			$115,337
Net interest rate spread(1)			3.02%			3.40%			3.32%
Net interest margin(2)			3.34%			3.57%			3.48%
Average interest-earning assets to average interest-bearing liabilities	126.54%			117.01%			120.20%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and that due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,			Years Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Increase/ (decrease) due to		Total increase/	Increase/ (decrease) due to		Total increase/
	Volume	Rate	(decrease)	Volume	Rate	(decrease)
	(In thousands)
Interest-earning assets:

Loans and leases receivable	$3,766	$1,235	$5,001	$5,142	$894	$6,036
Securities	426	(132)	294	(280)	270	(10)
FHLB stock	29	16	45	2	72	74
Other	1,135	(116)	1,019	(88)	83	(5)

Total interest-earning assets	$5,356	$1,003	$6,359	$4,776	$1,318	$6,095

Interest-bearing liabilities:
Savings and money market accounts	$49	$294	$343	$(152)	$252	$100
Interest-bearing checking accounts	3	164	167	16	20	36
Certificate accounts	395	1,465	1,860	804	912	1,716
Borrowings	518	516	1,034	303	347	650

Total interest-bearing liabilities	$965	$2,439	$3,404	$971	$1,531	$2,502

Change in net interest income			$2,955			$3,593

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2019, we had $112.7 million in loan commitments and unused lines of credit.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance in short-term investments at any given time will cover adequately any reasonably anticipated, immediate need for funds. Additionally, First Bank Richmond maintains a relationship with the FHLB of Indianapolis which could provide funds on short-term notice if needed.

Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Board. On a long term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan commitments.

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

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At December 31, 2019, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2019	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	10.0%
Tier 1 risk-based capital (to risk weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0
Common equity tier 1 capital (to risk weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	142,048	14.6	39,027	4.0	48,784	5.0

As of December 31, 2018

Total risk-based capital (to risk weighted assets)	$89,850	12.3%	$58,640	8.0%	$73,300	10.0%
Tier 1 risk-based capital (to risk weighted assets)	84,250	11.5	43,980	6.0	58,640	8.0
Common equity tier 1 capital (to risk weighted assets)	84,250	11.5	32,985	4.5	47,645	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	84,250	10.1	33,511	4.0	41,888	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2019, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, it would have exceeded all regulatory capital requirements.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

Our most significant form of market risk is interest rate risk as the majority of our assets and liabilities are sensitive to changes in interest rates. A principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our balance sheet, for determining the appropriate level of risk given our business strategy, operating environment, capital and liquidity, and for managing this risk consistent with our policies and guidelines.

Our strategy attempts to manage the impact of changes in interest rates on net interest income, which is our primary source of earnings. Among the actions taken are:

•	Originate commercial and commercial real estate loans, which generally have shorter terms and higher yields than owner-occupied one-to four-family residential real estate loans.

•	Sell substantially all longer-term fixed-rate residential real estate loans in the secondary market.

•	Cultivate stable deposit relationships with business and consumer customers.

•	Acquire longer-term, fixed-rate borrowings when appropriate to reduce our sensitivity to changing interest rates.

Interest Rate Risk. The Asset/Liability Committee monitors First Bank Richmond’s interest rate risk (“IRR”) position and meets quarterly to review pricing, liquidity needs, and to assess our interest rate risk. We currently utilize a third-party modeling program prepared quarterly to evaluate our sensitivity to changing interest rates.

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$33,482	7.15%
+200	32,917	5.34
+100	32,220	3.11
Level	31,247	-
-100	29,735	(4.84)
-200	28,059	(10.20)

_________________________

(1) Assumes an immediate uniform change in interest rates at all maturities.

Economic Value of Equity. Interest rate risk is monitored through the use of a simulation model that also estimates the amounts by which the fair value of our assets and liabilities (Economic Value of Equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. The reports that are prepared quarterly in the simulation assist the Asset/Liability Committee in measuring and monitoring interest rate risk over a longer-term than the interest rate risk model does when looking at earnings simulations.

The table below sets forth, as of December 31, 2019, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in		Estimated Increase (Decrease) in EVE
Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$194,960	$(14,651)	(6.99%)
+200	202,719	(6,892)	(3.29)
+100	208,081	(1,530)	(0.73)
Level	209,611	-	-
-100	206,984	(-2,627)	(1.25)
-200	192,765	(-16,846)	(8.04)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.

The Asset/Liability committee annually reviews reinvestment rate assumptions, along with the betas used in the IRR and EVE modeling. We generally manage our balance sheet based on potential changes to net interest income under various rate scenarios. The EVE ratio is useful in long-term planning; but management gives more weight to changes in net interest income under various rate scenarios. IRR projections are tested annually, and the model is subject to a third party review annually.

Item 8.   Financial Statements and Supplementary Data

BKD
CPAs & Advisors

201 N. Illinois Street, Suite 700 | P.O. Box 44998 | Indianapolis, IN 46244-0998
317.383.4000 | Fax 317.383.4200 | bkd.com

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

BKD, LLP

BKD, LLP

We have served as the Company's auditor since at least 1990; however, an earlier year cannot be reliably determined.

Indianapolis, Indiana
March 30, 2020

PRAXITY
Empowering Business Globally

Richmond Mutual Bancorporation, Inc.

Consolidated Balance Sheets
December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

Assets
Cash and due from banks	$9,088,398	$10,112,422
Interest-bearing demand deposits	31,508,479	4,858,748
Cash and cash equivalents	40,596,877	14,971,170
Investment securities - available for sale	201,783,851	122,482,487
Investment securities - held to maturity	15,917,394	21,079,974
Loans and leases, net of allowance for losses of $7,089,000 and $5,600,000, respectively	687,258,190	654,755,066
Premises and equipment, net	14,087,169	14,025,476
Federal Home Loan Bank stock	7,600,400	6,560,600
Interest receivable	3,052,380	2,686,010
Mortgage-servicing rights	1,033,217	1,227,356
Cash surrender value of life insurance	3,839,911	3,718,219
Other assets	10,872,682	8,112,005

Total assets	$986,042,071	$849,618,363

Liabilities
Non-interest bearing deposits	$60,297,443	$58,044,369
Interest bearing deposits	556,921,370	562,592,451
Total deposits	617,218,813	620,636,820
Federal Home Loan Bank advances	154,000,000	136,100,000
Advances by borrowers for taxes and insurance	545,498	543,527
Interest payable	296,774	550,749
Multi-employer pension plan liability	17,454,709	-
Other liabilities	8,738,831	5,934,235
Total liabilities	798,254,625	763,765,331

Commitments and Contingent Liabilities	-	-

Stockholders' Equity

Common stock, $.01 par value Authorized - 90,000,000 shares and 500 shares, respectively; Issued and outstanding - 13,526,625 shares and 100 shares, respectively	135,266	1
Additional paid-in capital	132,601,876	12,750,999
Retained earnings	70,111,434	77,480,318
Unearned employee stock ownership plan (ESOP)	(14,400,386)	-
Accumulated other comprehensive loss	(660,744)	(4,378,286)
Total stockholders' equity	187,787,446	85,853,032

Total liabilities and stockholders' equity	$986,042,071	$849,618,363

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.

Consolidated Statements of Income (Loss)

Years Ended December 31, 2019 and 2018

		2019		2018

Interest Income
Loans and leases		$36,559,926		$31,559,268
Investment securities		3,847,101		3,507,674
Other		1,150,873		132,308
Total interest income		41,557,900		35,199,250

Interest Expense
Deposits		8,018,394		5,648,261
Borrowings		3,138,084		2,104,058
Total interest expense		11,156,478		7,752,319

Net Interest Income		30,401,422		27,446,931
Provision for losses on loans and leases		2,600,000		1,680,000

Net Interest Income After Provision for Losses on Loans and Leases		27,801,422		25,766,931

Noninterest Income
Service charges on deposit accounts		1,078,285		1,115,308
Card fee income		748,510		698,435
Loan and lease servicing fees		144,238		335,412
Net gains on securities (includes $97,580 and $14,857, related to accumulated other comprehensive loss reclassifications)		97,580		14,857
Net gains on loan and lease sales		646,754		458,618
Other loan fees		545,378		561,974
Other income		599,089		1,109,456
Total noninterest income		3,859,834		4,294,060

Noninterest Expenses
Salaries and employee benefits		14,550,526		12,077,842
Multi-employer pension plan expense		20,492,021		1,724,457
Net occupancy expenses		1,167,754		1,113,005
Equipment expenses		1,000,534		986,141
Data processing fees		1,745,853		1,478,463
Deposit insurance expense		270,983		600,000
Printing and office supplies		149,779		144,702
Legal and professional fees		1,007,590		874,689
Advertising expense		823,516		543,845
Bank service charges		135,650		106,855
Donation to establish First Bank Richmond, Inc. Charitable Foundation		6,250,000		-
Loan tax and insurance expense		238,858		512,406
Other expenses		3,205,091		2,942,397
Total noninterest expenses		51,038,155		23,104,802

Income Before Income Tax Expense (Benefit)		(19,376,899)		6,956,189
Provision (benefit) for income taxes (includes $25,309 and $3,883, related to income tax expense from reclassification of items)		(5,292,413)		1,278,238
Net Income (Loss)		$(14,084,486)		$5,677,951

Earnings (Loss) Per Share
Basic (for period July 2, 2019 to December 31, 2019)	$	$(1.27)	$	N/A
Diluted (for period July 2, 2019 to December 31, 2019)	$	$(1.27)	$	N/A

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2019 and 2018

	2019	2018

Net Income (Loss)	$(14,084,486)	$5,677,951

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $1,327,234 and ($282,375)	3,789,813	(1,104,768)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $25,309 and $3,883	72,271	10,974
	3,717,542	(1,115,742)

Comprehensive Income (Loss)	$(10,366,944)	$4,562,209

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

								Accumulated
	Preferred Stock		Common Stock		Additional		Unearned	Other
	Shares		Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, December 31, 2017	80	$1	100	$1	$12,757,998	$71,765,677	$-	$(2,725,854)	$81,797,823
Cumulateive effect per ASU 2018-02	-	-	-	-	-	536,690	-	(536,690)	-
Redemption of preferred stock	(80)	(1)	-	-	(6,999)	-	-	-	(7,000)
Net income	-	-	-	-	-	5,677,951	-	-	5,677,951
Dividend	-	-	-	-	-	(500,000)	-	-	(500,000)
Other comprehensive income (loss)	-	-	-	-	-	-	-	(1,115,742)	(1,115,742)

Balances, December 31, 2018	-	$-	100	$1	$12,750,999	$77,480,318	$-	$(4,378,286)	$85,853,032
Net loss	-	-	-	-	-	(14,084,486)	-	-	(14,084,486)
Other comprehensive income (loss)	-	-	-	-	-	-	-	3,717,542	3,717,542
ESOP shares earned	-	-	-	-	10,202	-	305,929	-	316,131
Issuance of common stock, net of offering costs	-	-	13,026,625	130,266	127,596,674	-	(14,706,315)	-	113,020,625
Stock contributed to charitble foundation	-	-	500,000	5,000	4,995,000	-	-	-	5,000,000
Reorganization of Richmond Mutual Bancorporation	-	-	(100)	(1)	(12,750,999)	6,715,602	-	-	(6,035,398)

Balances, December 31, 2019	-	$-	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	2019	2018

Operating Activities
Net income (loss)	$(14,084,486)	$5,677,951
Items not requiring (providing) cash
Provision for loan losses	2,600,000	1,680,000
Depreciation and amortization	898,311	895,318
Deferred income tax	(6,239,000)	938,000
Investment securities (accretion) amortization, net	1,121,613	987,330
Investment securities gains	(97,580)	(14,857)
Gain on sale of loans and leases held for sale	(646,754)	(458,618)
Loss on sale of real estate owned	-	7,737
Accretion of loan origination fees	(190,508)	(188,066)
Amortization of mortgage-servicing rights	192,966	216,882
Termination of multi-employer pension plan	19,298,000	-
Common stock contributed to Foundation	5,000,000	-
ESOP shares expense	316,131	-
Increase in cash surrender value of life insurance	(121,691)	(120,943)
Loans originated for sale	(27,746,922)	(21,727,372)
Proceeds on loans sold	27,842,122	21,523,222
Net change in
Interest receivable	(366,370)	(417,920)
Other assets	253,190	(381,847)
Other liabilities	2,221,973	(469,532)
Interest payable	(253,975)	313,056
Net cash provided by operating activities	10,097,020	8,460,341

Investing Activities
Net change in interest-bearing time deposits	-	200,000
Purchases of securities available for sale	(164,291,637)	(22,340,455)
Proceeds from maturities and paydowns of securities available for sale	22,947,574	10,056,658
Proceeds from sales of securities available for sale	65,892,348	5,871,002
Proceeds from maturities and paydowns of securities held to maturity	5,114,909	3,726,110
Net change in loans	(34,604,814)	(97,988,206)
Proceeds from sales of real estate owned	172,778	111,421
Purchases of premises and equipment	(960,004)	(1,328,520)
Redemption (purchase) of FHLB stock	(1,039,800)	156,100
Net cash used in investing activities	(106,768,646)	(101,535,890)

Financing Activities
Net change in
Demand and savings deposits	23,588,184	2,142,113
Certificates of deposit	(27,006,191)	58,099,763
Advances by borrowers for taxes and insurance	1,971	42,089
Redemption of preferred stock	-	(7,000)
Proceeds from FHLB advances	85,000,000	459,800,000
Repayment of FHLB advances	(67,100,000)	(427,700,000)
Repayment of other borrowings	(5,207,256)	-
Proceeds from stock conversion	113,020,625	-
Dividends paid	-	(500,000)
Net cash provided by financing activities	122,297,333	91,876,965

Net Change in Cash and Cash Equivalents	25,625,707	(1,198,584)
Cash and Cash Equivalents, Beginning of Period	14,971,170	16,169,754
Cash and Cash Equivalents, End of Period	$40,596,877	$14,971,170

Additional Cash Flows and Supplementary Information
Interest paid	$11,410,453	$7,439,263
Income tax paid
Transfers from loans to other real estate owned	43,200	260,524

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.

Notes to Consolidated Financial Statements
December 31, 2019 and 2018
(Table Dollar Amounts in Thousands)

Note 1:  Nature of Operations and Summary of Significant Accounting Policies

On July 1, 2019, Richmond Mutual Bancorporation, Inc., a Delaware corporation (“RMB-Delaware”), completed its reorganization from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”). RMB-Delaware, which owned 100% of First Bank Richmond (the “Bank” or “First Bank”), was succeeded by Richmond Mutual Bancorporation, Inc., a new Maryland corporation (“the Company”). As part of the corporate reorganization, First Mutual of Richmond, Inc.’s (“MHC”) ownership interest in RMB-Delaware was sold in a public offering. Gross proceeds from the offering were $130.3 million.  In conjunction with the corporate reorganization, the Company contributed 500,000 shares and $1.25 million of cash to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).  Additionally, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of RMB-Delaware as of December 31, 2017 and March 31, 2019.

The costs of the corporate reorganization and the issuance of the common stock have been deducted from the sales proceeds of the offering.

First Bank is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana. The bank was originally established in 1887 as an Indiana state-chartered mutual savings and loan association and in 1935 converted to a federal mutual savings and loan association, operating under the name First Federal Savings and Loan Association of Richmond. In 1993, the bank converted to a state-chartered mutual savings bank and changed its name to First Bank Richmond, S.B. In 1998, the bank, in connection with its non-stock mutual holding company reorganization, converted to a national bank charter operating as First Bank Richmond, National Association. In July 2007, Richmond Mutual Bancorporation-Delaware, the bank’s then current holding company, acquired Mutual Federal Savings Bank headquartered in Sidney, Ohio.  Mutual Federal Savings Bank was operated independently as a separately chartered, wholly owned subsidiary of Richmond Mutual Bancorporation-Delaware until 2016 when it was combined with the bank through an internal merger transaction that consolidated both banks into a single, more efficient commercial bank charter. In 2017, the bank converted to an Indiana state-chartered commercial bank and changed its name to First Bank Richmond. The former Mutual Federal Savings Bank continues to operate in Ohio under the name Mutual Federal, a division of First Bank Richmond.

First Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana; and Shelby, Miami, and Franklin Counties, in Ohio.  First Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights, and fair values of financial instruments.

Consolidation - The consolidated financial statements include the accounts of the Company and First Bank after elimination of all material intercompany transactions.

Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Investment Securities - Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity.  Securities held to maturity are carried at amortized cost.  Debt securities not classified as held to maturity or not classified as trading are classified as available for sale.  Debt securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.  Equity securities are carried at fair value with changes in unrealized gains and losses recognized through net income.  Trading account securities are held for resale in anticipation of short-term market movements and are valued at fair value.  Gains and losses, both realized and unrealized, are included in other income.

The Company accounts for recognition and presentation of other-than-temporary impairment in accordance with ASC 320-10.  When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive loss for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Amortization of premiums and accretion of discounts are recorded as interest income from securities.  Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific-identification method.

Purchased premiums and discounts on collateralized mortgage obligations (CMOs), real estate mortgage investment conduits (REMICs) and other mortgage related securities are amortized or accreted using the effective interest method.  The period of amortization used is estimated based on anticipated principal prepayments.  Differences between anticipated and actual prepayments result in adjustments which are charged or credited to income as an adjustment to yield.  For classification purposes, REMICs are grouped with mortgage-backed securities.

Direct financing leases are carried at cost.  Cost is defined as the total minimum lease payments receivable and the estimated residual value of the leased property, less the amount of unearned income.  Unearned income on direct financing leases is recognized as income over the term of the lease using a method that approximates the interest method.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date.  For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. Consistent with regulatory guidance, charge-offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible.  The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.

For all loan portfolio segments except residential and consumer loans, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

The Company charges off residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss.  The Company adheres to timeframes established by applicable regulatory guidance, which provides for the charge-down of 1-4 family first and junior lien mortgages to the net realizable value, less costs to sell when the loan is 120 days past due, charge-off of unsecured open-end loans when the loan is 90 days past due, and charge down to the net realizable value when other secured loans are 90 days past due.  Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well-secured and in the process of collection, such that collection will occur regardless of delinquency status, need not be charged off.

For all classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Nonaccrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal.  The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six months.

Allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components.  The allocated component relates to loans that are classified as impaired.  For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers nonimpaired loans and is based on historical charge-off experience by segment.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior three years.  Management believes the three year historical loss experience methodology, on a weighted basis, is appropriate in the current economic environment.  Other adjustments (qualitative/environmental considerations) for each segment may be added to the allowance for each loan segment after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including available sources of cash flows.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for nonhomogeneous type loans such as commercial, nonowner residential and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  For impaired loans where the Company utilizes the discounted cash flows to determine the level of impairment, the Company includes the entire change in the present value of cash flows as bad debt expense.

The fair values of collateral dependent impaired loans are based on independent appraisals of the collateral.  In general, the Company acquires an updated appraisal upon identification of impairment and annually thereafter for commercial, commercial real estate and multi-family loans.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, the existing appraisal is utilized and discounted based on the age of the appraisal, condition of the subject property, and overall economic conditions.  After determining the collateral value as described, the fair value is calculated based on the determined collateral value, less selling expenses.  The potential for outdated appraisal values is considered in the determination of the allowance for loan losses through an analysis of various trends and conditions including the local economy, trends in charge-offs and delinquencies, etc. and the related qualitative adjustments assigned by the Company.

Segments of loans with similar risk characteristics are collectively evaluated for impairment based on the segment’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans.  In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Company’s policy to have any restructured loans, which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status.  If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regard to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Foreclosed Assets Held for Sale - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Mortgage-servicing rights on originated loans that have been sold are initially recorded at fair value. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage-servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage-servicing rights for a stratum exceed their fair value.

Low Income Housing Tax Credits (LIHTC): - The Company has invested in low income housing tax credits through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the Housing Tax credit.  These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2019 and 2018.

Revenue Recognition - Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606.

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

-Card fee income – this includes debit card fees charged based on the volume and number of debit card transactions.  Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.

Income tax in the consolidated statements of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.  The Company files consolidated income tax returns with its parent and subsidiary.

In February of 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017.  The Company had approximately $537,000 stranded tax effects included in accumulated other comprehensive income and reclassified into retained earnings during 2018.

Uncertain Tax Positions - The Company has adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, concerning the accounting and disclosures for uncertain tax positions, previously deferred by ASC 740-10-65.  As part of the implementation of this standard, management evaluated its current tax positions and determined the adoption of this standard had no material impact on the consolidated financial statements of the Company.

Note 2:   Accounting Pronouncements

The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05).  This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04).  This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. The amendments in these ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, assuming the adoption of an ASU implementing the FASB board decision in November 2019 extending the adoption date for certain registrants, including the Company, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs. The Company is in the early stages of evaluating its historical data available for use in adoption of the new credit loss standards. Additionally, we are forming an implementation team that will meet on a regular basis to coordinate efforts of our accounting, credit and operations areas.  We will continue to evaluate methodologies available to us under the new standard.

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. Based on leases outstanding as of December 31, 2019, the new standard will not have a material impact on the Company’s balance sheet or income statement. We will begin evaluating the current leases and their respective lease term and conditions to quantify the potential impact to our financial statements upon adoption.

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

Note 3:   Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2019 was $10,776,000.

At December 31, 2019, the Company’s cash accounts exceeded federally insured limits by approximately $2,579,000.  The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $31,453,000 at December 31, 2019.

Note 4:   Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. treasury securities	$2,997	$-	$6	$2,991
SBA Pools	14,497	-	114	14,383
Federal agencies	21,765	-	119	21,646
State and municipal obligations	45,635	357	152	45,840
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	117,769	111	969	116,911
Equity securities	13	-	-	13
	202,676	468	1,360	201,784
Held to maturity
State and municipal obligations	15,917	244	5	16,156
	15,917	244	5	16,156

Total investment securities	$218,593	$712	$1,365	$217,940

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
Federal agencies	$40,812	$-	$2,802	$38,010
State and municipal obligations	30,531	34	776	29,789
Mortgage-backed securities – government-sponsored enterprises GSE residential	56,945	11	2,286	54,670
Equity securities	13	-	-	13
	128,301	45	5,864	122,482
Held to maturity
State and municipal obligations	18,580	70	107	18,543
Corporate obligations	2,500	2,610	-	5,110
	21,080	2,680	107	23,653

Total investment securities	$149,381	$2,725	$5,971	$146,135

The amortized cost and fair value of securities at December 31, 2019, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$308	$309	$2,427	$2,430
One to five years	16,405	16,463	9,653	9,767
Five to ten years	35,716	35,729	2,777	2,877
After ten years	32,465	32,359	1,060	1,082
	84,894	84,860	15,917	16,156
Mortgage-backed securities – GSE residential	117,769	116,911	-	-
Equity securities	13	13	-	-

Totals	$202,676	$201,784	$15,917	$16,156

Securities with a carrying value of $114,907,000 and $86,267,000 were pledged at December 31, 2019 and 2018, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale during year ended December 31, 2019 and 2018 were $65,892,348 and $5,871,002, respectively.  Gross gains of $184,000 and $15,000 resulting from sales of available-for-sale securities were realized for the years ended December 31, 2019 and 2018, respectively.  Gross losses of $86,000 and $0 were realized from sales of available-for-sale securities for the years ended December 31, 2019 and 2018, respectively.

Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at
December 31, 2019 and 2018 was $138,391,000 and $126,736,000, which is approximately 63% and 88%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.

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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. treasury securities	$2,991	$6	$-	$-	$2,991	$6
SBA Pools	14,262	114	-	-	14,262	114
Federal agencies	9,657	109	2,990	10	12,647	119
State and municipal obligations	12,606	130	2,948	22	15,554	152
Mortgage-backed securities – GSE residential	57,928	464	34,344	505	92,272	969
Total available-for-sale	97,444	823	40,282	537	137,726	1,360

Held-to-maturity
State and municipal obligations	665	5	-	-	665	5

Total temporarily impaired securities	$98,109	$828	$40,282	$537	$138,391	$1,365

	2018
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
Federal agencies	$-	$-	$38,010	$2,802	$38,010	$2,802
State and municipal obligations	4,516	26	21,529	750	26,045	776
Mortgage-backed securities – GSE residential	5,872	30	45,676	2,256	51,548	2,286
Total available-for-sale	10,388	56	105,215	5,808	115,603	5,864

Held-to-maturity
State and municipal obligations	3,271	11	7,862	96	11,133	107

Total temporarily impaired securities	$13,659	$67	$113,077	$5,904	$126,736	$5,971

Federal Agencies and U.S. Treasury Securities

The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies and treasury securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

SBA Pools and Mortgage-Backed Securities - GSE Residential

The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

State and Municipal Obligations

The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Note 5:   Loans, Leases and Allowance

Categories of loans at December 31, 2019 and 2018 include:

	2019	2018

Commercial mortgage	$229,410	$211,237
Commercial and industrial	84,549	71,854
Construction and development	53,426	72,955
Multi-family	66,002	43,816
Residential mortgage	131,294	132,492
Home equity	6,996	7,214
Direct financing leases	109,592	107,735
Consumer	13,534	13,520
	694,803	660,823
Less
Allowance for loan and lease losses	7,089	5,600
Deferred loan fees	456	468

	$687,258	$654,755

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and 2018:

	2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Balance, January 1	$3,147	$1,817	$139	$389	$108	$5,600
Provision charged to expense	1,413	934	(28)	154	127	2,600
Charge-offs	(15)	(909)	(66)	(315)	(123)	(1,428)
Recoveries	19	10	64	198	26	317

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Individually evaluated for impairment	$-	$202	$-	$-	$-	$202
Collectively evaluated for impairment	4,564	1,650	109	426	138	6,887

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Loans:
Individually evaluated for impairment	$803	$694	$347	$-	$-	$1,844
Collectively evaluated for impairment	377,494	73,920	114,061	109,592	17,892	692,959
Ending balance:December 31	$378,297	$74,614	$114,408	$109,592	$17,892	$694,803

	2018
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan losses:
Balance, January 1	$2,424	$1,663	$257	$337	$119	$4,800
Provision charged to expense	403	1,161	(141)	242	15	1,680
Charge-offs	(7)	(1,033)	(114)	(454)	(57)	(1,665)
Recoveries	327	26	137	264	31	785

Balance, December 31	$3,147	$1,817	$139	$389	$108	$5,600

Individually evaluated for impairment	$300	$394	$-	$-	$-	$694
Collectively evaluated for impairment	2,847	1,423	139	389	108	4,906

Balance, December 31	$3,147	$1,817	$139	$389	$108	$5,600

Loans:
Individually evaluated for impairment	$743	$1,177	$389	$-	$-	$2,309
Collectively evaluated for impairment	358,593	58,203	117,258	107,735	16,725	658,514
Ending balance:December 31	$359,336	$59,380	$117,647	$107,735	$16,725	$660,823

First Bank rates all loans by credit quality using the following designations:

Grade 1 - Exceptional

Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 - Quality Loans

These loans have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and DFI/FDIC regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.

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

The following are examples of situations that might cause a loan to be graded a “6”:

•Cash flow deficiencies (losses) jeopardize future loan payments.

•Sale of noncollateral assets has become a primary source of loan repayment.

•The relationship has deteriorated to the point that sale of collateral is now the Company’s primary source of repayment, unless this was the original source of loan repayment.

•The borrower is bankrupt or for any other reason future repayment is dependent on court action.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2019 and 2018:

		2019
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$220,240	$75,814	$53,426	$66,002	$127,888	$6,871	$109,424	$13,519	$673,184
5	Special Mention	7,489	5,731	-	-	189	64	-	-	13,473
6	Substandard	1,681	3,004	-	-	3,217	61	94	15	8,072
7	Doubtful	-	-	-	-	-	-	74	-	74
8	Loss	-	-	-	-	-	-	-	-	-

		$229,410	$84,549	$53,426	$66,002	$131,294	$6,996	$109,592	$13,534	$694,803

		2018
			Commercial	Construction
		Commercial	and	and	Multi-	Residential	Home
		Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4	Pass	$210,158	$68,568	$72,955	$40,890	$128,665	$7,059	$107,382	$13,467	$649,144
5	Special Mention	492	35	-	2,926	264	65	-	-	3,782
6	Substandard	587	3,251	-	-	3,563	90	151	53	7,695
7	Doubtful	-	-	-	-	-	-	202	-	202
8	Loss	-	-	-	-	-	-	-	-	-

		$211,237	$71,854	$72,955	$43,816	$132,492	$7,214	$107,735	$13,520	$660,823

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2019 and 2018:

	2019
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$217	$-	$184	$401	$229,009	$229,410	$-
Commercial and industrial	220	1,092	438	1,750	82,799	84,549	3
Construction and development	-	257	249	506	52,920	53,426	249
Multi-family	-	-	-	-	66,002	66,002	-
Residential mortgage	762	240	2,452	3,454	127,840	131,294	2,256
Home equity	189	36	15	240	6,756	6,996	15
Leases	108	29	79	216	109,376	109,592	49
Consumer	271	35	15	321	13,213	13,534	15

Totals	$1,767	$1,689	$3,432	$$6,888	$687,915	$694,803	$2,587

	2018
	Delinquent Loans					Total	Total Loans
	30-59 Days	60-89 Days	90 Days and	Total Past		Portfolio	> 90 Days
	Past Due	Past Due	Over	Due	Current	Loans	Accruing

Commercial mortgage	$-	$412	$78	$490	$210,747	$211,237	$-
Commercial and industrial	321	328	1,243	1,892	69,962	71,854	130
Construction and development	-	-	-	-	72,955	72,955	-
Multi-family	1,684	-	-	1,684	42,132	43,816	-
Residential mortgage	1,147	807	2,193	4,147	128,345	132,492	1,913
Home equity	99	-	15	114	7,100	7,214	15
Leases	110	89	-	199	107,536	107,735	-
Consumer	67	24	38	129	13,391	13,520	38

Totals	$3,428	$1,660	$3,567	$8,655	$652,168	$660,823	$2,096

The following tables present the Company’s impaired loans as of December 31, 2019 and 2018:

	2019
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance
Commercial mortgage	$803	$1,256	$-	$726	$64
Commercial and industrial	435	3,220	-	798	59
Residential mortgage	347	614	-	369	19

	$1,585	$5,090	$-	$1,893	$142

Loans with a specific valuation allowance
Commercial and industrial	$259	$266	$202	$101	$14

	$259	$266	$202	$101	$14

Total impaired loans
Commercial mortgage	$803	$1,256	$-	$726	$64
Commercial and industrial	694	3,486	202	899	73
Residential mortgage	347	614	-	369	19

Total impaired loans	$1,844	$5,356	$202	$1,994	$156

	2018
				Average
		Unpaid		Investment in	Interest
	Recorded	Principal	Specific	Impaired	Income
	Balance	Balance	Allowance	Loans	Recognized

Loans without a specific valuation allowance
Commercial mortgage	$397	$453	$-	$266	$21
Commercial and industrial	485	829	-	509	15
Residential mortgage	389	688	-	344	14

	$1,271	$1,970	$-	$1,119	$50

Loans with a specific valuation allowance
Commercial mortgage	$346	$387	$300	$362	$16
Commercial and industrial	692	2,495	394	1,411	34

	$1,038	$2,882	$694	$1,773	$50

Total impaired loans
Commercial mortgage	$743	$840	$300	$628	$37
Commercial and industrial	1,177	3,324	394	1,920	49
Residential mortgage	389	688	-	344	14

Total impaired loans	$2,309	$4,852	$694	$2,892	$100

The following table presents the Company’s nonaccrual loans at December 31, 2019 and 2018:

	2019	2018

Commercial mortgage	$342	$743
Commercial and industrial	494	1,177
Residential mortgage	315	357
Leases	74	202

	$1,225	$2,479

During 2019 and 2018, there were no newly classified troubled debt restructured loans.

At December 31, 2019 and 2018, the balance of real estate owned includes $0 and $176,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2019 and 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $190,000 and $342,000, respectively.

The following lists the components of the net investment in direct financing leases:

	2019	2018

Total minimum lease payments to be received	$120,570	$118,752
Initial direct costs	5,720	5,459
	126,290	124,211
Less: Unearned income	(16,698)	(16,476)

Net investment in direct financing leases	$109,592	$107,735

The amount of leases serviced by First Bank for the benefit of others was approximately $715,000 and $2,752,000 at December 31, 2019 and 2018, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank estimates and records its obligation based upon historical loss percentages.  At December 31, 2019 and 2018, First Bank has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $411,000 and $941,000, respectively, for these leases.

The following summarizes the future minimum lease payments receivable in subsequent years:

2020	$46,645
2021	34,915
2022	22,453
2023	11,975
2024	4,219
Thereafter	363

$120,570

Note 6:   Premises and Equipment

	2019	2018
Cost
Land	$3,061	$3,045
Buildings	14,969	14,524
Furniture and equipment	8,167	7,544
Computer software	1,935	1,927
Construction in progress	393	516
Total cost	28,525	27,556
Accumulated depreciation and amortization	(14,438)	(13,531)

Net	$14,087	$14,025

Note 7:   Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $134,013,000 and $131,327,000 at December 31, 2019 and 2018, respectively.

The aggregate fair value of capitalized servicing rights at December 31, 2019, 2018 and 2017 totaled approximately $1,033,000, $1,227,000 and $1,042,000, respectively.  Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.  For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2019	2018
Servicing Rights
Balances, beginning of period	$1,332	$1,391
Servicing rights capitalized	201	158
Amortization of servicing rights	(193)	(217)
Balances, end of period	1,340	1,332

Valuation allowances
Balances, beginning of period	105	349
Additions	202	-
Reductions	-	(244)
Balances, end of period	307	105

Servicing Rights, net	$1,033	$1,227

Note 8:   Deposits

	2019	2018

Demand deposits	$262,333	$243,589
Savings deposits	73,471	68,627
Brokered certificates	56,650	124,477
Certificates and other time deposits of $250,000 or more	43,830	32,037
Other certificates and time deposits	180,935	151,907

	$617,219	$620,637

Certificates maturing in years ending December 31:

2020	$195,814
2021	41,182
2022	23,314
2023	7,583
2024	11,937
Thereafter	1,585

$281,415

Note 9:   Federal Home Loan Bank Advances

First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.68% to 3.28%.

The maturities of these borrowings at December 31, 2019 are as follows:

FHLB
Advances

2020	$11,000
2021	8,000
2022	8,000
2023	2,000
2024	44,000
Thereafter	81,000

$154,000

First mortgage loans and investment securities totaling $315,219,000 and $272,358,000 were pledged as collateral for FHLB advances at December 31, 2019 and 2018, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.

FHLB advances totaling $103,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on LIBOR (London Interbank Offer Rate).  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.

The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires March 2020; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate.  At December 31, 2019, the current interest rate was 1.99%.  There were no amounts outstanding on the line at December 31, 2019 or 2018.

Note 10:   Income Tax

	2019	2018
Income tax expense (benefit)
Currently payable
Federal	$947	$319
State	-	21
Deferred
Federal	(5,204)	699
State	(1,035)	239

Total income tax expense (benefit)	$(5,292)	$1,278

Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 21%	$(4,069)	$1,461
Tax-exempt interest	(336)	(322)
Effect of state income taxes	(817)	205
Cash surrender value - life insurance	(26)	(25)
Low Income Housing Tax Credit	(87)	(72)
Other	43	31

Actual tax expense (benefit)	$(5,292)	$1,278

A cumulative deferred tax asset is included in other assets.  The components of the asset are as follows:

	2019	2018
Assets
Allowance for loan losses	$1,744	$1,354
Net operating loss carryforward	51	137
Nonaccrual interest	144	165
Investment basis	4	4
Defined Benefit Plan	4,294	-
Accrued directors fees	469	48
Unrealized loss on securities available for sale	231	1,441
Charitable contributions	1,194	-
Other	638	433
Total assets	8,769	3,582

Liabilities
FHLB stock dividend	176	177
State taxes	250	87
Mortgage-servicing rights, purchased	254	297
Other	52	13
Total liabilities	732	574

Net deferred tax asset	$8,037	$3,008

As of December 31, 2019, the Company has $1,409,000 of net operating loss carryforwards for Indiana franchise tax purposes, which will begin to expire in 2026.  The Company also has approximately $5,688,000 of federal charitable contribution carryforwards, which will begin to expire in 2024.

At December 31, 2019 and 2018, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at
December 31, 2019 and 2018.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions.  Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.

Note 11:   Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholder’ equity, are as follows:

	2019	2018

Net unrealized loss on available-for-sale securities	$(892)	$(5,819)
Tax effect	231	1,441
Net-of-tax amount	(661)	(4,378)

Note 12:   Commitments and Contingent Liabilities

In the normal course of business, there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements.  First Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  First Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statements of financial condition.

Financial instruments whose contract amounts represent credit risk as of December 31, 2019 and 2018 were as follows:

	2019	2018

Commitments to extend credit	$112,135	$132,913
Standby letters of credit	599	628

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The subsidiary evaluates each customer's credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the subsidiary upon extension of credit, is based on management's credit evaluation.  Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

Standby letters of credit are conditional commitments issued by the subsidiary to guarantee the performance of the customer to a third party.

The Company is also subject to other claims and lawsuits which arise primarily in the ordinary course of business.  None of these matters are expected to have a material adverse effect on the Company's financial position.

Note 13:   Benefit Plans

The Company has a retirement savings 401(k) plan, in which substantially all employees may participate.  The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants.  The Company’s expense for the plan was $196,000 and $191,000 for the years ended December 31, 2019 and 2018, respectively.

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), an industry-wide, tax-qualified defined-benefit pension plan.  The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.

The risks of participating in a multi-employer plan are different from a single-employer plan in the following aspects:

1.Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

2.If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

3.If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pentegra Plan has not required and does not require a financial improvement plan (FIP) or a rehabilitation plan (RP).

Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $137.6 million and $126.2 million, respectively, for the plan years ended June 30, 2019 and 2018.  The Company’s contributions to the Pentegra Plan totaled $2,230,000 and $1,724,000, respectively, for the years ended December 31, 2019 and 2018 and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan.  The Company is in process of terminating its participation in the Pentegra Plan and has accrued for approximately $14.3 million, after tax, for this expense.

As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average of $13.59 per share on the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable.  Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation.  Accordingly, $14,706,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the year ended December 31, 2019 was $316,000.

December 31, 2019

Allocated ESOP shares	22,544
Unearned ESOP shares	1,059,586
Total ESOP shares	1,082,130

Quoted per share price	$15.96
Fair value of allocated shares	$359,802
Fair value of unearned shares	$16,910,993

Note 14:   Earnings per Share

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

For the Period
July 2, 2019 to
December 31, 2019

Net income (loss)	$(15,806,381)
Shares outstanding for Basic EPS:
Average shares outstanding	13,526,625
Less: average unearned ESOP Shares	1,062,936
Shares outstanding for Basic EPS	12,463,689

Additional Dilutive Shares	-

Shares outstanding for Diluted EPS	12,463,689

Basic Earnings (Loss) Per Share	$(1.27)
Diluted Earnings (Loss) Per Share	$(1.27)

Note 15:   Dividend and Capital Restrictions

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as mentioned in Note 16.

Note 16:   Regulatory Capital

First Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Furthermore, First Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019, that First Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.

First Bank’s actual and required capital amounts and ratios are as follows:

					To Be Well
	Actual		Required for Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2019
Total capital (to risk-weighted assets)	$149,137	19.5%	$11161,304	8.0%	$76,629	10.0%

Tier I capital (to risk-weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0

Common Equity Tier I capital (to risk-weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5

Tier I capital (to average assets)	142,048	14.6	39,027	4.0	48,784	5.0

As of December 31, 2018
Total capital (to risk-weighted assets)	$89,850	12.3%	$58,640	8.0%	$73,300	10.0%

Tier I capital (to risk-weighted assets)	84,250	11.5	43,980	6.0	58,640	8.0

Common Equity Tier I capital (to risk-weighted assets)	84,250	11.5	32,985	4.5	47,645	6.5

Tier I capital (to average assets)	84,250	10.1	33,511	4.0	41,888	5.0

The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at December 31, 2019 and 1.875% at December 31, 2018. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.

Note 17:   Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2019 and 2018 was approximately $9,818,000 and $7,723,000, respectively.

Annual activity consisted of the following:

	2019	2018

Balance, beginning of the year	$7,723	$8,053
New loans	3,473	-
Change in composition	(17)	327
Repayments	(1,361)	(657)
Balance, end of the year	$9,818	$7,723

Deposits from related parties held by the Company at December 31, 2019 and 2018 totaled $2,773,000 and $5,017,000, respectively.

Note 18:   Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs.  There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1Quoted prices in active markets for identical assets or liabilities

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$2,991	$-	$2,991	$-
SBA Pools	14,383	-	14,383	-
Federal agencies	21,646	-	21,646	-
State and municipal obligations	45,840	-	45,840	-
Mortgage-backed securities -
GSE residential	116,911	-	116,911	-
Equity securities	13	13	-	-

	$201,784	$13	$201,771	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Available-for-sale securities
Federal agencies	$38,010	$-	$38,010	$-
State and municipal obligations	29,789	-	29,789	-
Mortgage-backed securities -
GSE residential	54,670	-	54,670	-
Equity securities	13	13	-	-

	$122,482	$13	$122,469	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2019.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Impaired loans, collateral dependent	$57	$-	$-	$57
Mortgage-servicing rights	1,033	-	-	1,033

December 31, 2018
Impaired loans, collateral dependent	$344	$-	$-	$344
Mortgage-servicing rights	1,227	-	-	1,227

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

Mortgage-servicing rights are tested for impairment on a yearly basis by obtaining an independent valuation.  The valuation is reviewed by management for accuracy and for potential impairment.

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

	Fair Value at
	December 31,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$57	Appraisal	Marketability	0% - 75%
impaired loans			discount

Mortgage-servicing rights	$1,033	Discounted	Discount rate	10%
		cash flow

	Fair Value at
	December 31,	Valuation	Unobservable
	2018	Technique	Inputs	Range

Collateral-dependent	$344	Appraisal	Marketability	0% - 70%
impaired loans			discount

Mortgage-servicing rights	$1,227	Discounted	Discount rate	10%
		cash flow

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Financial assets
Cash and cash equivalents	$40,597	$40,597	$-	$-
Available-for-sale securities	201,784	13	201,771	-
Held-to-maturity securities	15,917	-	16,156	-
Loans and leases receivable, net	687,258	-	-	687,789
Federal Reserve and FHLB stock	7,600	-	7,600	-
Interest receivable	3,052	-	3,052	-

Financial liabilities
Deposits	617,219	-	619,635	-
FHLB advances	154,000	-	155,304	-
Interest payable	297	-	297	-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Financial assets
Cash and cash equivalents	$14,971	$14,971	$-	$-
Available-for-sale securities	122,482	13	122,469	-
Held-to-maturity securities	21,080	-	23,653	-
Loans and leases receivable, net	654,755	-	-	643,572
Federal Reserve and FHLB stock	6,561	-	6,561	-
Interest receivable	2,686	-	2,686	-

Financial liabilities
Deposits	620,637	-	620,380	-
FHLB advances	136,100	-	133,141	-
Interest payable	551	-	551	-

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2019 and 2018, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2019 and 2018 should not necessarily be considered to apply at subsequent dates.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents, Interest-Earning Time Deposits and Federal Reserve and Federal Home Loan Bank Stock – The carrying amount approximates fair value.

Held-to-Maturity Securities – Fair value is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans and Leases – The fair value of loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Deposits – Deposits include demand deposits, savings accounts, NOW accounts and money market deposits.  The carrying amount approximates fair value.  The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Interest Receivable and Interest Payable – The carrying amount approximates fair value.

Federal Home Loan Bank Advances – Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate the fair value of existing debt.

Note 19:   Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2019	2018

Assets
Cash and cash equivalents	$43,835	$1,535
Investment in subsidiaries	141,388	80,857
Other assets	4,395	4,888

Total assets	$189,618	$87,280

Other Liabilities	$1,831	$1,427

Stockholders' Equity	187,787	85,853

Total liabilities and stockholders' equity	$189,618	$87,280

Condensed Statements of Income and Comprehensive Income

	2019	2018

Other income	$272	$200

Expenses - other expenses	9,352	641

Income (loss) before income taxes and equity in
undistributed net income (loss) of subsidiaries	(9,080)	(441)

Income tax benefit	2,047	(113)

Income (loss) before equity in undistributed
net income (loss) of subsidiary	(7,033)	(328)

Equity in undistributed net income (loss) of subsidiaries	(7,051)	6,006

Net Income (Loss)	$(14,084)	$5,678

Comprehensive Income (Loss)	$(10,367)	$4,562

Condensed Statements of Cash Flows

	2019	2018

Operating Activities
Net income (loss)	$(14,084)	$5,678
Undistributed equity of subsidiaries	7,051	-
Common Stock contributed to Foundation	5,000	-
ESOP expense	316	-
Other changes	(5,140)	(5,682)
Net cash used in operating activities	(6,857)	(4)

Financing Activities
Capital contribution to First Bank Richmond	(63,864)	-
Proceeds from stock conversion	113,021	-
Dividends paid	-	(500)
Redemption of preferred stock	-	(7)
Net cash provided by (used in) financing activities	49,157	(507)

Net Change in Cash and Cash Equivalents	42,300	(511)

Cash and Cash Equivalents, Beginning of Period	1,535	2,046

Cash and Cash Equivalents, End of Period	$43,835	$1,535

Note 20:   Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.  Other significant estimates and concentrations not discussed in those footnotes include:

General Litigation – The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Note 21:   Subsequent Events

Subsequent events have been evaluated through March 30, 2020, which is the date the consolidated financial statements were available to be issued.

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company.  The coronavirus outbreak may also have an adverse effect on the Company’s clients directly or indirectly, including those engaged in international trade, travel and tourism. These effects could include disruptions or restrictions in customers’ supply chains or employee productivity, closures of clients’ facilities, decreases in demand for clients’ products and services or in other economic activities. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries. If the Company’s clients are adversely affected, or if the virus leads to a widespread health crisis that impacts U.S. economic growth, the Company’s condition and results of operations could be adversely affected.  The duration of these uncertainties and the ultimate financial effects cannot be reasonably estimated at this time.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2019, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2019, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

(b) Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B.   Other Information

None.

Table of Contents

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning our executive officers is contained under the heading "Information About Our Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors.  You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Richmond Mutual Bancorporation, Inc., 31 North 9th Street, Richmond, Indiana 47374 or by calling (765) 962-2581.  In addition, the code of ethics is available on our websites at www.firstbankrichmond.com or www.mutualbancorp.com  by clicking the link “About Us,” then scrolling down and clicking the link "Investor Relations."

Corporate Governance

Nominating Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.

Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2019, the Audit Committee was comprised of Directors W. Ray Stevens (Chair), E. Michael Blum, Jeffrey A. Jackson, and Lindley S. Mann, each of whom is "independent" as that term is defined for audit committee members in the Nasdaq Rules.  The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance under Stock-Based Compensation Plans

As of December 31, 2019, we did not have any compensation plans which are required to be reported pursuant to this Item.

(b)  Security Ownership of Certain Beneficial Owners

Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

(c)  Security Ownership of Management

Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

(d)  Changes in Control

Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 14.   Principal Accounting Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2020 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following documents are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Income for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

(b) Exhibits:

2.0

Plan of Reorganization and Stock Offering of First Mutual of Richmond, Inc. (incorporated by reference to Exhibit 2.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

3.1	Charter of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

3.2	Bylaws of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

4.1	Form of Common Stock Certificate of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

4.2	Description of Registrant’s Securities

10.1	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

21.0	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0

The following materials for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

(c) Financial Statements Schedules

None

Item 16.   Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 30, 2020	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

POWER OF ATTORNEY

We, the undersigned officers and directors of Richmond Mutual Bancorporation, Inc., hereby severally and individually constitute and appoint Garry D. Kleer and Donald A. Benziger, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020

/s/ Donald A. Benziger Donald A. Benziger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020

/s/ E. Michael Blum E. Michael Blum	Director	March 30, 2020

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 30, 2020

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 30_, 2020

/s/ Lindley S. Mann Lindley S. Mann	Director	March 30, 2020

/s/ W. Ray Stevens, III W. Ray Stevens, III	Director	March 30, 2020

/s/ Kathryn Girten Kathryn Girten	Director	March 30, 2020

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 30, 2020