Form 10-Q
period 2020-03-31
Richmond Mutual Bancorporation, Inc.
filed 2020-05-15
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

There were 13,526,625 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 15, 2020.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY

10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)

Assets
Cash and due from banks	$10,510,456	$9,088,398
Interest-bearing demand deposits	16,945,289	31,508,479
Cash and cash equivalents	27,455,745	40,596,877
Investment securities - available for sale	238,891,137	201,783,851
Investment securities - held to maturity	13,770,210	15,917,394

Loans and leases, net of allowance for losses of $7,306,000 and $7,089,000, respectively	687,053,651	687,258,190
Premises and equipment, net	14,007,080	14,087,169
Federal Home Loan Bank stock	8,630,800	7,600,400
Interest receivable	3,248,041	3,052,380
Mortgage-servicing rights	911,402	1,033,217
Cash surrender value of life insurance	3,870,017	3,839,911
Other assets	9,777,676	10,872,682

Total assets	$1,007,615,759	$986,042,071

Liabilities
Non-interest bearing deposits	$62,491,325	$60,297,443
Interest bearing deposits	542,744,053	556,921,370
Total deposits	605,235,378	617,218,813
Federal Home Loan Bank advances	182,000,000	154,000,000
Advances by borrowers for taxes and insurance	613,571	545,498
Interest payable	350,466	296,774
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	8,765,381	8,738,831
Total liabilities	814,419,505	798,254,625

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock, $.01 par value Authorized – 90,000,000 shares Issued and outstanding - 13,526,625 shares	135,266	135,266
Additional paid-in capital	132,604,734	132,601,876
Retained earnings	72,563,580	70,111,434
Unearned employee stock ownership plan (ESOP)	(14,216,557)	(14,400,386)
Accumulated other comprehensive income (loss)	2,109,231	(660,744)
Total stockholders' equity	193,196,254	187,787,446

Total liabilities and stockholders' equity	$1,007,615,759	$986,042,071

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2020		2019

Interest Income
Loans and leases	$9,063,567		$8,766,129
Investment securities	1,262,937		941,661
Other	125,030		49,107
Total interest income	10,451,534		9,756,897

Interest Expense
Deposits	1,824,698		1,886,700
Borrowings	739,341		750,262
Total interest expense	2,564,039		2,636,962

Net Interest Income	7,887,495		7,119,935
Provision for losses on loans and leases	210,000		525,000

Net Interest Income After Provision for Losses on Loans and Leases	7,677,495		6,594,935

Non-Interest Income
Service charges on deposit accounts	254,651		231,649
Card fee income	179,607		166,586
Loan and lease servicing fees	(65,692)		113,272
Net gains on securities (includes $69,139 and $24,806 for the three months ended March 31, 2020 and 2019, respectively, related to accumulated other comprehensive loss reclassifications)	69,139		24,806
Net gains on loan and lease sales	228,208		87,225
Other loan fees	82,874		154,640
Other income	204,281		126,277
Total non-interest income	953,068		904,455

Non-Interest Expenses
Salaries and employee benefits	3,363,685		3,475,733
Net occupancy expenses	290,009		293,381
Equipment expenses	255,848		242,145
Data processing fees	476,803		414,192
Deposit insurance expense	56,000		135,000
Printing and office supplies	26,543		41,758
Legal and professional fees	241,366		296,779
Advertising expense	109,557		123,417
Bank service charges	37,355		31,676
Real estate owned expense	2,177		14,820
Other expenses	664,274		736,140
Total non-interest expenses	5,523,617		5,805,041

Income Before Income Tax Expense	3,106,946		1,694,349
Provision for income taxes (includes $17,522 and $6,483 for the three months ended March 31, 2020 and 2019 respectively, related to income tax expense from reclassification of items)	654,800		322,100
Net Income	$2,452,146		$1,372,249
Earnings Per Share
Basic	$0.20	$	N/A
Diluted	$0.20	$	N/A

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net Income	$2,452,146	$1,372,249

Other Comprehensive Income
Unrealized gain on available-for-sale securities, net of tax expense of $957,976 and $677,903 for the three months ended March 31, 2020 and 2019, respectively.	2,821,591	1,915,947
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $17,523 and $6,483 for the three months ended March 31, 2020 and 2019, respectively.	51,616	18,323
	2,769,975	1,897,624

Comprehensive Income	$5,222,121	$3,269,873

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	—	—	—	2,452,146	—	—	2,452,146
Other comprehensive income	—	—	—	—	—	2,769,975	2,769,975
ESOP shares earned	—	—	2,858	—	183,829	—	186,687

Balances, March 31, 2020	13,526,625	$135,266	$132,604,734	$72,563,580	$(14,216,557)	$2,109,231	$193,196,254

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Loss	Total

Balances, December 31, 2018	100	$1	$12,750,999	$77,480,318	$—	$(4,378,286)	$85,853,032
Net income	—	—	—	1,372,249	—	—	1,372,249
Other comprehensive income	—	—	—	—	—	1,897,624	1,897,624

Balances, March 31, 2019	100	$1	$12,750,999	$78,852,567	$—	$(2,480,662)	$89,122,905

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating Activities
Net income	$2,452,146	$1,372,249
Items not requiring (providing) cash
Provision for loan losses	210,000	525,000
Depreciation and amortization	238,330	233,529
Deferred income tax	(84,000)	(361,000)
Investment securities (accretion) amortization, net	486,500	123,814
Investment securities gains	(69,139)	(24,806)
Gain on sale of loans and leases held for sale	(228,208)	(87,225)
Accretion of loan origination fees	(38,827)	(40,049)
Amortization of mortgage-servicing rights	67,132	32,833
ESOP shares expense	186,687	—
Increase in cash surrender value of life insurance	(30,106)	(29,548)
Loans originated for sale	(6,807,172)	(3,468,463)
Proceeds on loans sold	8,147,368	3,342,763
Net change in
Interest receivable	(195,661)	(19,196)
Other assets	354,702	1,265,581
Other liabilities	26,550	(1,309,293)
Interest payable	53,692	105,898
Net cash provided by operating activities	4,769,994	1,662,087

Investing Activities
Purchases of securities available for sale	(70,744,743)	(12,886,237)
Proceeds from maturities and paydowns of securities available for sale	25,505,906	2,068,535
Proceeds from sales of securities available for sale	11,461,388	11,467,522
Proceeds from maturities and paydowns of securities held to maturity	2,140,036	1,320,000
Net change in loans	(1,169,710)	(17,599,648)
Purchases of premises and equipment	(158,241)	(191,206)
Purchase of FHLB stock	(1,030,400)	(404,900)
Net cash used in investing activities	(33,995,764)	(16,225,934)

Financing Activities
Net change in
Demand and savings deposits	(8,410,494)	13,720,129
Certificates of deposit	(3,572,941)	7,726,151
Advances by borrowers for taxes and insurance	68,073	89,384
Proceeds from FHLB advances	30,000,000	37,000,000
Repayment of FHLB advances	(2,000,000)	(28,000,000)
Net cash provided by financing activities	16,084,638	30,535,664

Net Change in Cash and Cash Equivalents	(13,141,132)	15,971,817

Cash and Cash Equivalents, Beginning of Period	40,596,877	14,971,170

Cash and Cash Equivalents, End of Period	$27,455,745	$30,942,987

Additional Cash Flows and Supplementary Information
Interest paid	$2,510,347	$2,531,064
Transfers from loans to other real estate owned	31,548	—

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands)

Note 1:  Basis of Presentation

On July 1, 2019, Richmond Mutual Bancorporation, Inc., a Delaware corporation (“RMB-Delaware”), completed its reorganization from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”). RMB-Delaware, which owned 100% of First Bank Richmond (the “Bank”), was succeeded by Richmond Mutual Bancorporation, Inc., a new Maryland corporation (“the Company”). As part of the corporate reorganization, First Mutual of Richmond, Inc.’s (“MHC”) ownership interest in RMB-Delaware was sold in a public offering. Gross proceeds from the offering were $130.3 million.  In conjunction with the corporate reorganization, the Company contributed 500,000 shares and $1.25 million of cash to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).  Additionally, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of RMB-Delaware as of December 31, 2017 and March 31, 2019.

The costs of the corporate reorganization and the issuance of the common stock have been deducted from the sales proceeds of the offering.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments.

The interim consolidated financial statements at and for the three months ended March 31, 2020 and 2019 have not been audited by independent accountants, but in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

In certain circumstances, where appropriate, the terms “we”, “us” and “our” refer collectively to (i) RMB-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the corporate reorganization and (ii) the Company and First Bank Richmond with respect to discussions in this document involving matters occurring post-corporate reorganization, in each case unless the context indicates another meaning.

Loans

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes . ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect ASU 2019-12 to have a material impact on its consolidated financial statement.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for costs for internal-use software. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. The Company adopted this ASU on January 1, 2020, with no material impact on its consolidated financial statements.

The FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2020. Based on leases outstanding as of December 31, 2019, the new standard will not have a material impact on the Company’s balance sheet or income statement.  We will begin evaluating the current leases and their respective lease term and conditions to quantify the potential impact to our financial statements upon adoption.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
SBA Pools	$24,867	$—	$210	$24,657
Federal agencies	11,519	35	11	11,543
State and municipal obligations	53,631	644	320	53,954
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	146,013	2,789	79	148,724
Equity securities	13	—	—	13
	236,043	3,468	620	238,891
Held to maturity
State and municipal obligations	13,770	209	5	13,974
	13,770	209	5	13,974

Total investment securities	$249,813	$3,677	$625	$252,865

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$2,997	$—	$6	$2,991
SBA Pools	14,497	—	114	14,383
Federal agencies	21,765	—	119	21,646
State and municipal obligations	45,635	357	152	45,840
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	117,769	111	969	116,911
Equity securities	13	—	—	13
	202,676	468	1,360	201,784
Held to maturity
State and municipal obligations	15,917	244	5	16,156
	15,917	244	5	16,156

Total investment securities	$218,593	$712	$1,365	$217,940

The amortized cost and fair value of securities at March 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$483	$484	$2,629	$2,485
One to five years	8,074	7,054	7,911	8,164
Five to ten years	35,085	35,145	2,170	2,246
After ten years	46,375	47,471	1,060	1,079
	90,017	90,154	13,770	13,974
Mortgage-backed securities – GSE residential	146,013	148,724	—	—
Equity securities	13	13	—	—

Totals	$236,043	$238,891	$13,770	$13,974

Securities with a carrying value of $149,743,000 and $114,907,000 were pledged at March 31, 2020 and December 31, 2019, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the three months ended March 31, 2020 and 2019 were $11,461,388 and $11,467,522, respectively. Gross gains were recognized on the sale of securities available-for-sale for the three months ended March 31, 2020 and 2019 of $74,000 and $25,000, respectively. Gross losses were recognized on the sale of securities available for sale for the three months ended March 31, 2020 and 2019 of $5,000 and $0, respectively.

Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2020 and December 31, 2019 and was $54,643,000 and $138,391,000, which is approximately 21% and 63%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.  These declines primarily resulted from changes in market interest rates since their purchase.

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

The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
SBA Pools	$21,562	$210	$—	$—	$21,562	$210
Federal agencies	4,243	11	—	—	4,243	11
State and municipal obligations	14,684	316	821	4	15,505	320
Mortgage-backed securities – GSE residential	11,212	75	1,312	4	12,524	79
Total available-for-sale	51,701	612	2,133	8	53,834	620

Held-to-maturity
State and municipal obligations	171	—	638	5	809	5

Total temporarily impaired securities	$51,872	$612	$2,771	$13	$54,643	$625

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. Treasury securities	$2,991	$6	$—	$—	$2,991	$6
SBA Pools	14,262	114	—	—	14,262	114
Federal agencies	9,657	109	2,990	10	12,647	119
State and municipal obligations	12,606	130	2,948	22	15,554	152

Mortgage-backed securities – GSE residential	57,928	464	34,344	505	92,272	969
Total available-for-sale	97,444	823	40,282	537	137,726	1,360

Held-to-maturity
State and municipal obligations	665	5	—	—	665	5

Total temporarily impaired securities	$98,109	$828	$40,282	$537	$138,391	$1,365

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA Pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Note 4:  Loans, Leases and Allowance

Categories of loans at March 31, 2020 and December 31, 2019 include:

	March 31,	December 31,
	2020	2019

Commercial mortgage	$238,878	$229,410
Commercial and industrial	76,002	84,549
Construction and development	58,051	53,426
Multi-family	58,101	66,002
Residential mortgage	132,662	131,294
Home equity	6,606	6,996
Direct financing leases	111,691	109,592
Consumer	12,828	13,534
	694,819	694,803
Less
Allowance for loan and lease losses	7,306	7,089
Deferred loan fees	459	456

	$687,054	$687,258

The following tables present the activity in the allowance for loan and lease losses for the three months ended March 31, 2020 and 2019.

		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Three Months Ended March 31, 2020:
Balance, beginning of period	$4,564	$1,852	$109	$426	$138	$7,089
Provision (credit) for losses	72	(87)	38	190	(4)	210
Charge-offs	—	—	(15)	(55)	(5)	(75)
Recoveries	32	7	16	22	6	82

Balance, end of period	$4,668	$1,772	$148	$583	$135	$7,306

Three Months Ended March 31, 2019:
Balance, beginning of period	$3,147	$1,817	$139	$389	$108	$5,600
Provision (credit) for losses	269	221	(37)	38	34	525
Charge-offs	—	(250)	(2)	(82)	(34)	(368)
Recoveries	4	2	17	47	9	79

Balance, end of period	$3,420	$1,790	$117	$392	$117	$5,836

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$202	$—	$—	$—	$202
Collectively evaluated for impairment	4,668	1,570	148	583	135	7,104

Balance, March 31	$4,668	$1,772	$148	$583	$135	$7,306

Loans and leases:

Individually evaluated for impairment	$792	$673	$306	$—	$—	$1,771
Collectively evaluated for impairment	378,709	72,378	112,860	111,691	17,410	693,048
Ending balance: March 31	$379,501	$73,051	$113,166	$111,691	$17,410	$694,819

	December 31, 2019
		Commercial
	Commercial	and	Residential
	Mortgage	Industrial	Mortgage	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$202	$—	$—	$—	$202
Collectively evaluated for impairment	4,564	1,650	109	426	138	6,887

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Loans and leases:
Individually evaluated for impairment	$803	$694	$347	$—	$—	$1,844
Collectively evaluated for impairment	377,494	73,920	114,061	109,592	17,892	692,959
Ending balance: December 31	$378,297	$74,614	$114,408	$109,592	$17,892	$694,803

The Company rates all loans by credit quality using the following designations:

Grade 1 – Exceptional

Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 – Quality Loans

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

Grade 3 – Acceptable Loans

This category is for “average” quality loans.  These loans have adequate sources of repayment with little identifiable risk of collection and they conform to Company policy and IDFI/FDIC regulations.

Grade 4 – Acceptable but Monitored

Loans in this category may have a greater than average risk due to financial weakness or uncertainty but do not appear to require classification as special mention or substandard loans.  Loans rated “4” need to be monitored on a regular basis to ascertain that the reasons for placing them in this category do not advance or worsen.

Grade 5 – Special Mention

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

Grade 6 – Substandard

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

•Sale of non-collateral assets has become a primary source of loan repayment.

•The relationship has deteriorated to the point that sale of collateral is now the Company’s primary source of repayment, unless this was the original source of loan repayment.

•The borrower is bankrupt or for any other reason future repayment is dependent on court action.

Grade 7 – Doubtful

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

Grade 8 – Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be effected in the future.

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

Residential, Brokered and Consumer

Residential, brokered and consumer loans consist of three segments – residential mortgage loans, brokered mortgage loans and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Brokered mortgages are purchased residential mortgage loans meeting the Company’s criteria established for originating residential mortgage loans. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4 Pass	$229,760	$68,932	$58,051	$58,101	$129,702	$6,344	$111,499	$12,653	$675,042
5 Special Mention	7,452	4,107	-—	—	183	64	—	—	11,806
6 Substandard	1,666	2,963	—	—	2,777	198	131	175	7,910
7 Doubtful	—	—	—	—	—	—	61	—	61
8 Loss	—	—	—	—	—	—	—	—	—

	$238,878	$76,002	$58,051	$58,101	$132,662	$6,606	$111,691	$12,828	$694,819

	December 31, 2019
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4 Pass	$220,240	$75,814	$53,426	$66,002	$127,888	$6,871	$109,424	$13,519	$673,184
5 Special Mention	7,489	5,731	—	—	189	64	—	—	13,473
6 Substandard	1,681	3,004	—	—	3,217	61	94	15	8,072
7 Doubtful	—	—	—	—	—	—	74	—	74
8 Loss	—	—	—	—	—	—	—	—	—

	$229,410	$84,549	$53,426	$66,002	$131,294	$6,996	$109,592	$13,534	$694,803

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2020 and December 31, 2019:

	March 31, 2020
						Total	Total Loans
	Delinquent Loans					Portfolio	and Leases
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans and	> 90 Days
	Past Due	Past Due	Over	Due	Current	Leases	Accruing

Commercial mortgage	$78	$462	$401	$941	$237,937	$238,878	$217
Commercial and industrial	91	193	424	708	75,294	76,002	424
Construction and development	—	—	—	—	58,051	58,051	—
Multi-family	—	1,047	—	1,047	57,054	58,101	—
Residential mortgage	908	322	2,241	3,471	129,191	132,662	2,048
Home equity	57	—	154	211	6,395	6,606	154
Leases	276	—	73	349	111,342	111,691	73
Consumer	80	22	175	277	12,551	12,828	175

Totals	$1,490	$2,046	$3,468	$7,004	$687,815	$694,819	$3,091

	December 31, 2019
						Total	Total Loans
	Delinquent Loans					Portfolio	and Leases
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans and	> 90 Days
	Past Due	Past Due	Over	Due	Current	Leases	Accruing

Commercial mortgage	$217	$—	$184	$401	$229,009	$229,410	$—
Commercial and industrial	220	1,092	438	1,750	82,799	84,549	3
Construction and development	—	257	249	506	52,920	53,426	249
Multi-family	—	—	—	—	66,002	66,002	—
Residential mortgage	762	240	2,452	3,454	127,840	131,294	2,256
Home equity	189	36	15	240	6,756	6,996	15
Leases	108	29	79	216	109,376	109,592	49
Consumer	271	35	15	321	13,213	13,534	15

Totals	$1,767	$1,689	$3,432	$6,888	$687,915	$694,803	$2,587

The following tables present the Company’s impaired loans and specific valuation allowance at March 31, 2020 and December 31, 2019:

	March 31, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$792	$872	$—
Commercial and industrial	422	791	—
Residential mortgage	306	559	—

	$1,520	$2,222	$—

Loans with a specific
valuation allowance
Commercial and industrial	$251	$259	$202

	$251	$259	$202

Total impaired loans
Commercial mortgage	$792	$872	$—
Commercial and industrial	673	1,050	202
Residential mortgage	306	559	—

Total impaired loans	$1,771	$2,481	$202

	December 31, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$803	$1,256	$—
Commercial and industrial	435	3,220	—
Residential mortgage	347	614	—

	$1,585	$5,090	$—

Loans with a specific
valuation allowance
Commercial and industrial	$259	$266	$202

	$259	$266	$202

Total impaired loans
Commercial mortgage	$803	$1,256	$—
Commercial and industrial	694	3,486	202
Residential mortgage	347	614	—

Total impaired loans	$1,844	$5,356	$202

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three months ended March 31, 2020 and 2019.

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended March 31, 2020:
Total impaired loans
Commercial mortgage	$797	$7
Commercial and industrial	684	14
Residential mortgage	326	5

Total impaired loans	$1,807	$26

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended March 31, 2019:
Total impaired loans
Commercial mortgage	$728	$15
Commercial and industrial	1,043	10
Residential mortgage	386	4

Total impaired loans	$2,157	$29

The following table presents the Company’s nonaccrual loans and leases at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Commercial mortgage	$330	$342
Commercial and industrial	480	494
Residential mortgage	305	315
Leases	61	74

	$1,176	$1,225

During the three months ended March 31, 2020 and 2019, there were no newly classified troubled debt restructured loans or leases (“TDRs”). For the three months ended March 31, 2020 and 2019, the Company recorded no charge-offs related to TDRs. As of March 31, 2020 and December 31, 2019, TDRs had a related allowance of $52,000. During the three months ended March 31, 2020, there were no TDRs for which there was a payment default within the first 12 months of the modification.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

At March 31, 2020 and December 31, 2019, the balance of real estate owned includes $32,000 and $0, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $159,000 and $190,000, respectively.

The following lists the components of the net investment in direct financing leases:

	March 31,	December 31,
	2020	2019

Total minimum lease payments to be received	$123,152	$120,570
Initial direct costs	5,804	5,720
	128,956	126,290
Less: Unearned income	(17,265)	(16,698)

Net investment in direct finance leases	$111,691	$109,592

The amount of leases serviced by First Bank Richmond for the benefit of others was approximately $507,000 and $715,000 at March 31, 2020 and December 31, 2019, respectively.  Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages.  At March 31, 2020 and December 31, 2019, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $411,000 and $411,000, respectively, for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2020:

2020	$35,114
2021	39,360
2022	26,220
2023	14,987
2024	6,758
Thereafter	713

$123,152

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

Level 1Quoted prices in active markets for identical assets or liabilities

Level 2Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020
Available-for-sale securities
SBA Pools	$24,657	$—	$24,657	$—
Federal agencies	11,543	—	11,543	—
State and municipal obligations	53,954	—	53,954	—
Mortgage-backed securities -
GSE residential	148,724	—	148,724	—
Equity securities	13	13	—	—

	$238,891	$13	$238,878	$—

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$2,991	$—	$2,991	$—
SBA Pools	14,383	—	14,383	—
Federal agencies	21,646	—	21,646	—
State and municipal obligations	45,840	—	45,840	—
Mortgage-backed securities -
GSE residential	116,911	—	116,911	—
Equity securities	13	13	—	—

	$201,784	$13	$201,771	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the three months ended March 31, 2020.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2020
Impaired loans, collateral dependent	$49	$—	$—	$49
Mortgage-servicing rights	911	—	—	911

December 31, 2019
Impaired loans, collateral dependent	$57	$—	$—	$57
Mortgage-servicing rights	1,033	—	—	1,033

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

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

	Fair Value at
	March 31,	Valuation	Unobservable
	2020	Technique	Inputs	Range

Collateral-dependent	$49	Appraisal	Marketability	0% - 78%
impaired loans			discount

Mortgage-servicing rights	$911	Discounted cash flow	Discount rate	10%

	Fair Value at
	December 31,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$57	Appraisal	Marketability	0% - 75%
impaired loans			discount

Mortgage-servicing rights	$1,033	Discounted cash flow	Discount rate	10%

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Financial assets
Cash and cash equivalents	$27,456	$12,456	$-	$-
Available-for-sale securities	238,891	13	238,878	-
Held-to-maturity securities	13,770	-	13,974	-
Loans and leases receivable, net	687,054	-	—	702,681
Federal Reserve and FHLB stock	8,631	-	8,631	-
Interest receivable	3,248	-	3,248	-

Financial liabilities
Deposits	605,235	-	609,100	-
FHLB advances	182,000	-	189,200	-
Interest payable	350	-	350	-

Fair Value Measurements Using
Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
Carrying	Assets	Inputs	Inputs

	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Financial assets
Cash and cash equivalents	$40,597	$40,597	$-	$-
Available-for-sale securities	201,784	13	201,771	-
Held-to-maturity securities	15,917	-	16,156	-
Loans and leases receivable, net	687,258	-	-	687,789
Federal Reserve and FHLB stock	7,600	-	7,600	-
Interest receivable	3,052	-	3,052	-

Financial liabilities
Deposits	617,219	-	619,635	-
FHLB advances	154,000	-	155,304	-
Interest payable	297	-	297	-

Note 6:  Earnings per Share

Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for EPS until they are earned.  The following table presents the computation of basic and diluted EPS for the periods indicated:

Three Months Ended
March 31, 2020

Net income	$2,452,146
Shares outstanding for Basic EPS:
Average shares outstanding	13,526,625
Less: average unearned ESOP Shares	1,059,419
Shares outstanding for Basic EPS	12,467,206

Additional Dilutive Shares	—

Shares outstanding for Diluted EPS	12,467,206

Basic Earnings Per Share	$0.20
Diluted Earnings Per Share	$0.20

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

ESOP expense for the three months ended March 31, 2020 was $187,000.

March 31, 2020

Earned ESOP shares	22,545
Unearned ESOP shares	1,059,585
Total ESOP shares	1,082,130

Quoted per share price	$10.22
Fair value of earned shares	$230,410
Fair value of unearned shares	$10,828,959

Note 8:  Subsequent Event

The spread of COVID-19 and the ensuing pandemic has caused significant economic disruption throughout the global economy, including the states and municipalities which constitute the Company’s market area.  The potential financial impact is unknown at this time.  Prolonged economic disruption will likely affect the ability of the Company’s customers to make timely payments on their loans.  It may also have an adverse effect on the collateral values securing customers’ loan obligations.  This may negatively impact the Company’s operations, results of operations, and financial condition.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2020 and for the three months ended March 31, 2020 and 2019 is intended to assist in understanding our financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•

the effect of the novel coronavirus disease of 2019 (“COVID-19”), including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions and equipment financing companies;

•	the impact of the proposed termination of our defined benefit plan;

•	the deductibility of our contribution to the charitable foundation for tax purposes;

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

•

other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") ; and

•

the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

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

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $143.5 million at March 31, 2020.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reduction in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2020 and possibly longer.

At March 31, 2020, on a consolidated basis, we had $1.0 billion in assets, $687.1 million in loans and leases, net of allowance, $605.2 million in deposits and $193.2 million in stockholders’ equity.  At March 31, 2020, First Bank Richmond’s total risk-based capital ratio was 19.1%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2020, net income was $2.5 million, compared with net income of $1.4 million for the three months ended March 31, 2019.

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

Foreclosed Assets. Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

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

COVID 19 Response

In response to the COVID-19 pandemic, the Company is offering a number of options designed to support our customers and the communities that we serve.

Paycheck Protection Program ("PPP").  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses.

We began accepting applications on April 3, 2020, and as of April 30, 2020 have processed 438 PPP loans totaling $63.9 million.  Many of the PPP applications have been from our existing clients but we are also serving those who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000.  We may not collect any fees from the loan applicants.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.

Loan Modifications.  Beginning in March 2020 we started receiving requests from our borrowers for loan and lease deferrals related to the effects of COVID-19.  As of the quarter ended March 31, 2020, 220 loans aggregating $42.7 million, or 6.1% of total loans and leases were modified. Modifications include payment deferrals interest only or principal and interest of up to primarily 90 days, fee waivers, extensions of repayment terms of up to six months, or other delays in payment that are considered insignificant.  These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The CARES Act provides that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following table summarizes information relating to forbearance requests received and granted since January 1, 2020 through April 30, 2020:

	Requests		Granted
	Number of Loans	Loan Amount	Number of Loans	Loan Amount
Commercial mortgage (excluding hotels)	42	$43,174,658	42	$43,174,658
Commercial and industrial	20	6,783,124	20	6,783,124
Construction and development (excluding hotels)	1	4,900,000	1	4,900,000
Multi-family	13	21,200,514	13	21,200,514
Residential mortgage	85	10,771,280	67	9,314,525
Home equity	7	215,215	7	215,215
Direct financing leases	440	18,327,783	440	18,327,783
Consumer	34	555,020	31	423,858
Hotels	18	38,159,177	18	38,159,177
Total	660	$144,086,771	639	$142,498,854

Branch Operations and Additional Client Support

We have taken various steps to ensure the safety of our clients and our personnel by limiting branch activities to appointment only and use of our drive-up facilities.  We also encourage the use of our digital and electronic banking channels while adjusting for evolving State and Federal guidelines.  Many of our employees are working remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.  To facilitate this approach, we allocated additional computer equipment to staff and enhanced our network capabilities with several upgrades.  The Family First Coronavirus Response Act also provides additional flexibility to our employees to help navigate their individual challenges.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

General. Total assets increased $21.6 million, or 2.2%, to $1.0 billion at March 31, 2020 from $986 million at December 31, 2019.  The increase was primarily a result of a $21.8 million, or 8.4% increase in cash and investments.  The increase in cash and investments was funded by a $28.0 million, or 18.2% increase in FHLB advances and partially offset by a $12.0 million, or 1.9%, decrease in deposits.

Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, decreased $205,000, to $687.1 million at March 31, 2020 from $687.3 million at December 31, 2019.  While the amount of the total loan portfolio changed very little, there was some movement in the composition of the portfolio.  Commercial mortgage loans increased $9.5 million, or 4.1%, from December 31, 2019 to at March 31, 2020; while construction and development loans grew $4.6 million, or 8.7% from year-end 2019 to March 31, 2020.  Leases also grew $2.1 million, or 1.9%, from December 31, 2019 to March 31, 2020.  Offsetting that growth, commercial and industrial loans decreased $8.5 million, or 10.1%, from year-end 2019 to March 31, 2020.  Multi-family loans also decreased $7.9 million, or 12.0%, during the first quarter of 2020.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $217,000, or 3.1%, to $7.3 million at March 31, 2020 from $7.1 million at December 31, 2019.  At March 31, 2020, the allowance for loan and lease losses totaled 1.05% of total loans and leases outstanding compared to 1.02% at December 31, 2019.  Net recoveries during the first three months of 2020 were $7,000, compared to net charge-offs of $289,000, or 0.04% of average loans and leases outstanding during the first three months of 2019.  The allowance for loan and lease losses to non-performing loans and leases was 0.61% at March 31, 2020, compared to 0.60% at December 31, 2019.  As of March 31, 2020, the Company had evaluated its exposure to potential loan and lease losses related to the COVID-19 pandemic based on information currently available.  At that time, the Company did not have verifiable documentation as to the full extent of the impact of the pandemic on the Company’s deposit and loan customers.  As more information emerges, the Company will be better able to assess the longer-term impact of COVID-19 on particular loan segments.

Deposits. Total deposits decreased $12.0 million, or 1.9%, to $605.2 million at March 31, 2020 from $617.2 million at December 31, 2019.  This decrease in deposits primarily was due to a decline in money market account balances and brokered deposits.  Brokered deposits decreased $8.7 million during the first three months of 2020. At March 31, 2020, brokered deposits totaled $48.0 million, or 7.9% of total deposits, compared to $56.7 million, or 9.2% of total deposits at December 31, 2019.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $28 million, or 18.2%, to $182 million at March 31, 2020 from $154.0 million at December 31, 2019.

Stockholders’ Equity. Stockholders’ equity totaled $193.2 million at March 31, 2020, an increase of $5.4 million from December 31, 2019.  The increase in stockholders’ equity primarily was the result of net income of $2.5 million in the first quarter of 2020 and a $2.8 million improvement in accumulated other comprehensive income.  The company’s equity to asset ratio was 19.2% at March 31, 2020.  At March 31, 2020, the Bank’s Tier 1 capital to total assets ratio was 14.3% and the bank’s capital was well in excess of all regulatory requirements.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$686,180	$9,064	5.28%	$668,249	$8,766	5.25%
Securities	224,300	1,182	2.11%	142,649	849	2.38%
FHLB stock	7,922	81	4.09%	6,687	93	5.56%
Federal Reserve and Other	32,277	125	1.55%	9,677	49	2.03%
Total interest-earning assets	950,679	10,452	4.40%	827,262	9,757	4.72%

Interest-bearing liabilities:
Savings and money market accounts	163,948	292	0.71%	162,209	282	0.70%
Interest-bearing checking accounts	104,154	82	0.31%	99,372	65	0.26%
Certificate accounts	278,434	1,451	2.08%	311,937	1,540	1.97%
Borrowings	164,066	739	1.80%	135,989	750	2.21%
Total interest-bearing liabilities	710,602	2,564	1.44%	709,507	2,637	1.49%

Net interest income		$7,888			$7,120
Net earning assets	$240,077			$117,755

Net interest rate spread(1)			2.96%			3.23%

Net interest margin(2)			3.32%			3.44%

Average interest-earning assets to average interest-bearing liabilities	133.79%			116.60%

___________________

(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019.

General. Net income for the three months ended March 31, 2020 was $2.5 million, a $1.1 million increase from net income of $1.4 million for the three months ended March 31, 2019.  The $2.5 million in earnings equaled $0.20 diluted earnings per share for the first quarter of 2020.  There is no comparison of earnings per share to the first quarter of 2019, as the Company’s reorganization from the mutual to stock form of ownership and related stock offering was not completed until July 1, 2019.

Interest Income.  Interest income increased $695,000, or 7.1%, to $10.5 million for the three months ended March 31, 2020 compared to $9.8 million for the same three month period in 2019.  Interest income on loans increased $297,000, or 3.4%, to $9.1 million for the quarter ended March 31, 2020, compared to $8.8 million for the comparable quarter in 2019, primarily due to a higher average loan balance.  The average outstanding loan balance was $686.2 million for the quarter ended March 31, 2020, compared to $668.2 million for the quarter ended March 31, 2019.  The average yield on loans was 5.28% for the quarter ended March 31, 2020, compared to 5.25% for the quarter ended March 31, 2019.  Interest income on investment securities increased $321,000, or 34.1%, to $1.3 million during the quarter ended March 31, 2020, compared to $942,000 during the comparable quarter in 2019.  The increase in the interest income on investment securities was due to higher average balances, partially offset by a lower weighted average yield.  The average balance of investment securities was $224.3 million for the quarter ended March 31, 2020, compared to $142.6 million for the quarter ended March 31, 2019.  The average yield on investment securities was 2.11% for the quarter ended March 31, 2020, compared to 2.38% for the quarter ended March 31, 2019.

Interest Expense.  Interest expense decreased $73,000, or 2.8%, to $2.6 million for the three months ended March 31, 2020, compared to the quarter ended March 31, 2019.  Interest expense on deposits decreased $62,000, or 3.3%, to $1.8 million for the quarter ended March 31, 2020, compared to a year ago, primarily as a result of a decrease of $27.0 million, or 4.7%, in the average balance of interest-bearing deposits to $546.5 million.  The weighted average rate paid on interest-bearing deposits was 1.34% for the quarter ended March 31, 2020, compared to 1.49% for the quarter ended March 31, 2019.  Interest expense on FHLB borrowings decreased $11,000, or 1.5%, to $739,000 for the quarter ended March 31, 2020, compared to the prior year, due to a decrease in the average rate paid on FHLB borrowings.  The weighted rate paid on FHLB borrowings was 1.80% for the quarter ended March 31, 2020, a 41 basis point decline from 2.21% for the comparable quarter in 2019.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $768,000, or 10.8%, to $7.9 million during the first quarter of 2020 compared to $7.1 million for the first quarter of 2019.  This increase was due to an increase in average interest-earning assets during the first quarter of 2020 compared to the comparable period in 2019.  The total benefit of this increase in average interest-earning assets was diminished by the significant reduction in the targeted Federal Funds Rate since July 2019, including the 150 basis point decrease in March 2020 in response to the COVID-19 pandemic.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended March 31, 2020 totaled $210,000 compared to $525,000 for the three months ended March 31, 2019, a $315,000 or 60.0% decrease.  The lower provision was due to the lack of growth in the loan portfolio, as well as a reflection of the Company’s asset quality.  Net recoveries during the first three months of 2020 were $7,000, compared to net charge-offs of $289,000 in the first three months of 2019.  As the COVID-19 pandemic continues, it may exert pressure on asset quality as 2020 unfolds.  As management continues to monitor the loan portfolio, additional provisions may be required.

Non-Interest Income.  Non-interest income increased $49,000, or 5.4%, to $953,000 for the three months ended March 31, 2020, compared to $904,000 for the same period in 2019.  Gain on sale of loans and leases increased $141,000, or 161.6%, in the first three months of 2020 to $228,000 compared to $87,000 in the first three months of 2019 as a result of increased mortgage banking activity due to lower rates.  Loan and lease servicing income declined $179,000 in the first quarter as the Company recorded impairment to its mortgage servicing rights of $114,000 compared to no impairment recorded in the first quarter of 2019.  Other loan fees declined $72,000, or 46.4%, in the first quarter of 2020, primarily due to a $47,000 decrease in loan processing fees and a $24,000 decline in miscellaneous loan fees recorded in the first quarter as a result of lower commercial loan originations in the quarters.  Other income increased $78,000, or 61.8% in the first quarter of 2020 compared to 2019, primarily due to a $33,000, or 33.9%, increase in trust fees earned in the first quarter of 2020 compared to the same period in 2019.

Non-Interest Expense.  Non-interest expense decreased $281,000 to $5.5 million during the first quarter of 2020 compared to the same period in 2019.  Salaries and employee benefits declined $112,000, or 3.2%, in the first quarter of 2020 compared to the first quarter of 2019.  Salary expenses increased $73,000 while employee benefit expenses decreased $185,000.  The decrease was due to the $19.3 million accrual of estimated expenses in connection with the freezing and proposed termination of our defined benefit plan in December 2019, which resulted in reduced expenses for the first quarter of 2020.  The freezing of the plan is expected to reduce but not eliminate the ongoing expenses associated with the defined benefit plan until the plan is terminated.  Data processing expenses increased $63,000, or 15.1%, in the first quarter of 2020 compared to the first quarter of 2019, due to normal price increases associated with information technology services and additional digital services offered by the Company.  Deposit insurance expense decreased $79,000, or 58.5%, in the first quarter of 2020 compared to the first quarter of 2019, due to the Bank’s higher capital ratios resulting from the Company’s injection of capital into the Bank in connection with our reorganization to a stock holding company and related stock offering.  We also experienced decreases of $55,000 in legal and professional fees and $72,000 in other expenses during the first three months of 2020, compared to the first three months of 2019.  The decrease in other expenses was primarily the result of a $44,000 decrease in charitable contributions, which are now being made through the First Bank Richmond, Inc. Community Foundation formed in connection with our recently completed reorganization and stock offering, and a $20,000 decrease in commissions associated with brokered CDs.

Income Tax Expense.  Income tax expense increased by $333,000 during the three months ended March 31, 2020, compared to the same period in 2019. This was due to pre-tax income increasing $1.4 million during the first quarter of 2020 compared to the first quarter of 2019, and the effective tax rate increasing from 19.0% in the first quarter of 2019 to 21.1% in the first quarter of 2020. The increase in the effective tax rate was due to tax-free income on municipal securities and leases representing a smaller percentage of the Company’s pre-tax income in the first quarter of 2020 versus the first quarter of 2019.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance in short-term investments at any given time will cover adequately any reasonably anticipated immediate need for funds. Additionally, First Bank Richmond maintains a relationship with the FHLB of Indianapolis which could provide funds on short-term notice if needed.

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

First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  First Bank Richmond’s liquidity may be supplemented in the second quarter of 2020 if it participates in the FRB’s PPPLF pursuant to which First Bank Richmond would pledge PPP loans as collateral to obtain FRB non-recourse loans.

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

Management believes that its primary liquidity sources of loan repayments, maturing investment securities, available FHLB borrowing, possible utilization of the PPPLF facility, and access to the brokered CD market is sufficient in the economic environment created by the COVID-19 pandemic.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2020, we had $136.8 million in loan commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2020, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2020	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$147,646	19.1%	$61,700	8.0%	$77,125	10.0%
Tier 1 risk-based capital (to risk weighted assets)	140,340	18.2	46,275	6.0	61,700	8.0
Common equity tier 1 capital (to risk weighted assets)	140,340	18.2	34,706	4.5	50,131	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	140,340	14.3	39,241	4.0	49,052	5.0

As of December 31, 2019

Total risk-based capital (to risk weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	10.0%
Tier 1 risk-based capital (to risk weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0
Common equity tier 1 capital (to risk weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	142,048	14.6	39,027	4.0	48,784	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2020, it would have exceeded all regulatory capital requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2020, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.  RISK FACTORS

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its 2019 Form 10-K.  The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers through our drive-up facilities and in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone.  If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, some of our employees currently are working remotely to enable us to continue to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic.  Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven.  However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank.  In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications.  The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans.  PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans.  If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable

(b)Not applicable

(c)The Company did not make any stock repurchases during the quarter ended March 31, 2020, and as of that date did not have any publicly announced stock repurchase programs.

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

101.0

The following materials for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 15, 2020	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 15, 2020	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)