Form 10-Q
period 2020-06-30
Richmond Mutual Bancorporation, Inc.
filed 2020-08-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]

There were 13,526,625 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 13, 2020.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY

10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)

Assets
Cash and due from banks	$30,817,153	$9,088,398
Interest-bearing demand deposits	79,789,311	31,508,479
Cash and cash equivalents	110,606,464	40,596,877
Investment securities - available for sale	221,204,068	201,783,851
Investment securities - held to maturity	13,319,819	15,917,394
Loans and leases, net of allowance for losses of $8,521,000 and $7,089,000, respectively	752,922,965	687,258,190
Premises and equipment, net	14,439,763	14,087,169
Federal Home Loan Bank stock	9,079,700	7,600,400
Interest receivable	4,721,040	3,052,380
Mortgage-servicing rights	1,405,128	1,033,217
Cash surrender value of life insurance	3,899,832	3,839,911
Other assets	8,613,962	10,872,682

Total assets	$1,140,212,741	$986,042,071

Liabilities
Non-interest bearing deposits	$89,921,951	$60,297,443
Interest bearing deposits	649,209,179	556,921,370
Total deposits	739,131,130	617,218,813
Federal Home Loan Bank advances	180,000,000	154,000,000
Advances by borrowers for taxes and insurance	498,170	545,498
Interest payable	348,300	296,774
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	6,644,530	8,738,831
Total liabilities	944,076,839	798,254,625

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock, $0.01 par value Authorized - 90,000,000 shares Issued and outstanding - 13,526,625 shares	135,266	135,266
Additional paid-in capital	132,563,670	132,601,876
Retained earnings	74,446,405	70,111,434
Unearned employee stock ownership plan (ESOP)	(14,032,728)	(14,400,386)
Accumulated other comprehensive income (loss)	3,023,289	(660,744)
Total stockholders' equity	196,135,902	187,787,446

Total liabilities and stockholders' equity	$1,140,212,741	$986,042,071

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest Income
Loans and leases	$9,308,495	$9,163,223	$18,372,062	$17,929,352
Investment securities	1,178,483	956,816	2,441,420	1,898,477
Other	11,447	278,462	136,477	327,569
Total interest income	10,498,425	10,398,501	20,949,959	20,155,398

Interest Expense
Deposits	1,704,310	2,107,460	3,529,008	3,994,160
Borrowings	770,304	808,565	1,509,645	1,558,827
Total interest expense	2,474,614	2,916,025	5,038,653	5,552,987

Net Interest Income	8,023,811	7,482,476	15,911,306	14,602,411
Provision for losses on loans and leases	1,320,000	485,000	1,530,000	1,010,000

Net Interest Income After Provision for Losses on Loans and Leases	6,703,811	6,997,476	14,381,306	13,592,411

Non-Interest Income
Service charges on deposit accounts	105,618	251,795	360,269	483,444
Card fee income	201,748	185,903	381,355	352,489
Loan and lease servicing fees	301,230	98,931	235,538	212,203
Net gains on securities (includes $9,874, $36,426, $79,013 and $61,232, respectively, related to accumulated other comprehensive loss reclassifications)	9,874	36,426	79,013	61,232
Net gains on loan and lease sales	1,030,668	123,573	1,258,876	210,798
Other loan fees	244,702	88,394	327,576	243,034
Other income	188,797	114,883	393,078	241,160
Total non-interest income	2,082,637	899,905	3,035,705	1,804,360

Non-Interest Expenses
Salaries and employee benefits	3,270,311	5,316,221	6,633,996	8,791,954
Net occupancy expenses	284,981	256,564	574,990	549,945
Equipment expenses	280,855	233,500	536,703	475,645
Data processing fees	472,071	423,974	948,874	838,166
Deposit insurance expense	60,000	158,000	116,000	293,000
Printing and office supplies	32,097	27,262	58,640	69,020
Legal and professional fees	326,815	208,975	568,181	505,754
Advertising expense	80,256	173,259	189,813	296,676
Bank service charges	28,465	32,593	65,820	64,269
Real estate owned expense	989	22,573	3,166	37,393
Loss on sale of real estate owned	-	6,493	-	6,493
Other expenses	810,857	744,542	1,475,131	1,480,682
Total non- interest expenses	5,647,697	7,603,956	11,171,314	13,408,997

Income Before Income Tax Expense (Benefit)	3,138,751	293,425	6,245,697	1,987,774
Provision (benefit) for income taxes (includes $2,503, $9,520, $20,026 and $16,003, respectively, related to income tax expense from reclassification of items)	632,574	(41,700)	1,287,374	280,400

Net Income	$2,506,177	$ 335,125	$ 4,958,323	$1,707,374

Earnings Per Share
Basic	$0.20	N/A	$ 0.40	N/A
Diluted	$0.20	N/A	$ 0.40	N/A

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Income	$2,506,177	$335,125	$4,958,323	$1,707,374

Other Comprehensive Income
Unrealized gain on available-for-sale securities, net of tax expense of $312,821, $559,911, $1,270,737 and $1,237,814, respectively.	921,429	1,582,470	3,743,020	3,498,417
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $2,503, $9,520, $20,026 and $16,003, respectively.	7,371	26,906	58,987	45,229
	914,058	1,555,564	3,684,033	3,453,188

Comprehensive Income	$3,420,235	$1,890,689	$8,642,356	$5,160,562

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, March 31, 2020	13,526,625	$135,266	$132,604,734	$72,563,580	$(14,216,557)	$2,109,231	$193,196,254
Net income	-	-	-	2,506,177	-	-	2,506,177
Other comprehensive income	-	-	-	-	-	914,058	914,058
ESOP shares earned	-	-	(41,064)	-	183,829	-	142,765
Common stock dividends ($0.05 per share)	-	-	-	(623,352)	-	-	(623,352)

Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	-	-	-	4,958,323	-	-	4,958,323
Other comprehensive income	-	-	-	-	-	3,684,033	3,684,033
ESOP shares earned	-	-	(38,206)	-	367,658	-	329,452
Common stock dividends ($0.05 per share)	-	-	-	(623,352)	-	-	(623,352)

Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, March 31, 2019	100	$1	$12,750,999	$78,852,567	$-	$(2,480,662)	$89,122,905
Net income	-	-	-	335,125	-	-	335,125
Other comprehensive income	-	-	-	-	-	1,555,564	1,555,564

Balances, June 30, 2019	100	$1	$12,750,999	$79,187,692	$-	$(925,098)	$91,013,594

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, December 31, 2018	100	$1	$12,750,999	$77,480,318	$-	$(4,378,286)	$85,853,032
Net income	-	-	-	1,707,374	-	-	1,707,374
Other comprehensive income	-	-	-	-	-	3,453,188	3,453,188

Balances, June 30, 2019	100	$1	$12,750,999	$79,187,692	$-	$(925,098)	$91,013,594

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Operating Activities
Net income	$4,958,323	$1,707,374
Items not requiring (providing) cash
Provision for loan losses	1,530,000	1,010,000
Depreciation and amortization	484,092	458,622
Deferred income tax	357,938	(779,000)
Investment securities (accretion) amortization, net	1,133,521	375,216
Investment securities gains	(79,013)	(61,232)
Gain on sale of loans and leases held for sale	(1,258,876)	(210,798)
Loss on sale of real estate owned	-	6,493
Accretion of loan origination fees	(447,817)	(88,088)
Amortization of mortgage-servicing rights	167,578	74,407
ESOP shares expense	329,452	-
Increase in cash surrender value of life insurance	(59,921)	(60,211)
Loans originated for sale	(45,705,608)	(7,564,068)
Proceeds on loans sold	49,041,089	8,057,168
Net change in
Interest receivable	(1,668,660)	(247,254)
Other assets	715,669	1,616,150
Other liabilities	(2,094,301)	21,335
Interest payable	51,526	202,352
Net cash provided by operating activities	7,454,992	4,518,466

Investing Activities
Purchases of securities available for sale	(82,597,349)	(35,162,200)
Proceeds from maturities and paydowns of securities available for sale	44,676,712	5,041,948
Proceeds from sales of securities available for sale	22,177,542	22,456,675
Proceeds from maturities and paydowns of securities held to maturity	2,585,037	1,445,000
Net change in loans	(69,212,998)	(37,636,795)
Purchases of premises and equipment	(836,686)	(373,266)
Purchase of FHLB stock	(1,479,300)	(949,800)
Net cash used in investing activities	(84,687,042)	(45,089,657)

Financing Activities
Net change in
Demand and savings deposits	60,126,140	202,452,437
Certificates of deposit	61,786,177	4,539,605
Advances by borrowers for taxes and insurance	(47,328)	28,283
Proceeds from FHLB advances	40,000,000	57,000,000
Repayment of FHLB advances	(14,000,000)	(36,000,000)
Dividends paid	(623,352)	—
Net cash provided by financing activities	147,241,637	228,020,325

Net Change in Cash and Cash Equivalents	70,009,587	187,449,134

Cash and Cash Equivalents, Beginning of Period	40,596,877	14,971,170

Cash and Cash Equivalents, End of Period	$110,606,464	$202,420,304

Additional Cash Flows and Supplementary Information
Interest paid	$4,987,127	$5,350,635
Transfers from loans to other real estate owned	31,548	5,400

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

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05).  This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04).  This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs.  The Company is in the early stages of evaluating its historical data available for use in adoption of the new credit loss standards.  Additionally, we are forming an implementation team that will meet on a regular basis to coordinate efforts of our accounting, credit and operations areas.  We will continue to evaluate methodologies available to us under the new standard.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes . ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect ASU 2019-12 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB has issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2020. Based on leases outstanding as of December 31, 2019, the new standard will not have a material impact on the Company’s balance sheet or income statement.  We will begin evaluating the current leases and their respective lease term and conditions to quantify the potential impact to our financial statements upon adoption. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
SBA Pools	$22,911	$75	$215	$22,771
Federal agencies	7,511	14	6	7,519
State and municipal obligations	60,681	1,642	126	62,197
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	126,261	2,471	28	128,704
Equity securities	13	-	-	13
	217,377	4,202	375	221,204
Held to maturity
State and municipal obligations	13,320	344	-	13,664
	13,320	344	-	13,664

Total investment securities	$230,697	$4,546	$375	$234,868

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$2,997	$-	$6	$2,991
SBA Pools	14,497	-	114	14,383
Federal agencies	21,765	-	119	21,646
State and municipal obligations	45,635	357	152	45,840
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	117,769	111	969	116,911
Equity securities	13	-	-	13
	202,676	468	1,360	201,784
Held to maturity
State and municipal obligations	15,917	244	5	16,156
	15,917	-	5	16,156

Total investment securities	$218,593	$712	$1,365	$217,940

The amortized cost and fair value of securities at June 30, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$443	$444	$2,858	$2,875
One to five years	6,005	6,175	7,233	7,424
Five to ten years	27,793	28,115	2,169	2,283
After ten years	56,862	57,753	1,060	1,082
	91,103	92,487	13,320	13,664
Mortgage-backed securities -
GSE residential	126,261	128,704	-	-
Equity securities	13	13	-	-

Totals	$217,377	$221,204	$13,320	$13,664

Securities with a carrying value of $119,773,000 and $114,907,000 were pledged at June 30, 2020 and December 31, 2019, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the three and six months ended June 30, 2020 were $10,716,000 and $22,178,000, respectively. For the three and six months ended June 30, 2019, proceeds from sales of securities were $10,989,000 and $22,457,000 respectively. Gross gains were recognized on the sale of securities available-for-sale for the three and six months ended June 30, 2020 and 2019 of $66,000, $136,000, $37,000 and $62,000, respectively.  Gross losses were recognized on the sale of securities available for sale for the three and six months ended June 30, 2020 of $56,000. There were no gross losses realized from sales of securities available for sale for the three and six months ended June 30, 2019.

Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2020 and December 31, 2019 was $40,703,000 and $138,391,000, respectively, which is approximately 17% and 63% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.

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

The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
SBA Pools	$19,099	$215	$-	$-	$19,099	$215
Federal agencies	4,240	6	-	-	4,240	6
State and municipal obligations	8,932	126	-	-	8,932	126
Mortgage-backed securities -
GSE residential	6,874	25	1,478	3	8,352	28
Total available-for-sale	39,145	372	1,478	3	40,623	375

Held-to-maturity
State and municipal obligations	80	-	-	-	80	-

Total temporarily
impaired securities	$39,225	$372	$1,478	$3	$40,703	$375

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses

Available-for-sale
U.S. Treasury securities	$2,991	$6	$-	$-	$2,991	$6
SBA Pools	14,262	114	-	-	14,262	114
Federal agencies	9,657	109	2,990	10	12,647	119
State and municipal obligations	12,606	130	2,948	22	15,554	152
Mortgage-backed securities -
GSE residential	57,928	464	34,344	505	92,272	969
Total available-for-sale	97,444	823	40,282	537	137,726	1,360

Held-to-maturity
State and municipal obligations	665	5	-	-	665	5

Total temporarily
impaired securities	$98,109	$828	$40,282	$537	$138,391	$1,365

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Note 4:  Loans, Leases and Allowance

Categories of loans at June 30, 2020 and December 31, 2019 include:

	June 30,	December 31,
	2020	2019

Commercial mortgage	$242,036	$229,410
Commercial and industrial	141,184	84,549
Construction and development	62,372	53,426
Multi-family	58,709	66,002
Residential mortgage	126,146	131,294
Home equity	6,522	6,996
Direct financing leases	114,352	109,592
Consumer	12,550	13,534
	763,871	694,803
Less
Allowance for loan and lease losses	8,521	7,089
Deferred loan fees	2,427	456

	$752,923	$687,258

The following tables present the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2020 and 2019.

		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Three Months Ended June 30, 2020:
Balance, beginning of period	$4,668	$1,772	$148	$583	$135	$7,306
Provision (credit) for losses	844	(94)	172	378	20	1,320
Charge-offs	-	-	(20)	(134)	(16)	(170)
Recoveries	5	32	8	11	9	65

Balance, end of period	$5,517	$1,710	$308	$838	$148	$8,521

Six Months Ended June 30, 2020:
Balance, beginning of period	$4,564	$1,852	$109	$426	$138	$7,089
Provision (credit) for losses	917	(182)	210	569	16	1,530
Charge-offs	-	-	(35)	(190)	(21)	(246)
Recoveries	36	40	24	33	15	148

Balance, end of period	$5,517	$1,710	$308	$838	$148	$8,521

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans.

		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Three Months Ended June 30, 2019:
Balance, beginning of period	$3,420	$1,790	$117	$392	$117	$5,836
Provision (credit) for losses	466	(26)	30	12	3	485
Charge-offs	-	-	(34)	(95)	(15)	(144)
Recoveries	6	4	9	76	9	104

Balance, end of period	$3,892	$1,768	$122	$385	$114	$6,281

Six Months Ended June 30, 2019:
Balance, beginning of period	$3,147	$1,817	$139	$389	$108	$5,600
Provision (credit) for losses	735	195	(7)	50	37	1,010
Charge-offs	-	(250)	(36)	(177)	(49)	(512)
Recoveries	10	6	26	123	18	183

Balance, end of period	$3,892	$1,768	$122	$385	$114	$6,281

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$1	$201	$-	$-	$-	$202
Collectively evaluated for impairment	5,516	1,509	308	838	148	8,319

Balance, June 30	$5,517	$1,710	$308	$838	$148	$8,521

Loans and leases:
Individually evaluated for impairment	$698	$617	$225	$-	$-	$1,540
Collectively evaluated for impairment	392,835	131,344	107,114	114,352	16,686	762,331
Ending balance: June 30	$393,533	$131,961	$107,339	$114,352	$16,686	$763,871

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans

	December 31, 2019
		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$-	$202	$-	$-	$-	$202
Collectively evaluated for impairment	4,564	1,650	109	426	138	6,887

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Loans and leases:
Individually evaluated for impairment	$803	$694	$347	$-	$-	$1,844
Collectively evaluated for impairment	377,494	73,920	114,061	109,592	17,892	692,959
Ending balance: December 31	$378,297	$74,614	$114,408	$109,592	$17,892	$694,803

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans.

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4 Pass	$233,028	$134,189	$62,372	$58,709	$123,225	$6,370	$114,190	$12,533	$744,616
5 Special Mention	7,432	4,171	-	-	176	64	-	-	11,843
6 Substandard	1,576	2,824	-	-	2,745	88	59	17	7,309
7 Doubtful	-	-	-	-	-	-	103	-	103
8 Loss	-	-	-	-	-	-	-	-	-

	$242,036	$141,184	$62,372	$58,709	$126,146	$6,522	$114,352	$12,550	$763,871

	December 31, 2019
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4 Pass	$220,240	$75,814	$53,426	$66,002	$127,888	$6,871	$109,424	$13,519	$673,184
5 Special Mention	7,489	5,731	-	-	189	64	-	-	13,473
6 Substandard	1,681	3,004	-	-	3,217	61	94	15	8,072
7 Doubtful	-	-	-	-	-	-	74	-	74
8 Loss	-	-	-	-	-	-	-	-	-

	$229,410	$84,549	$53,426	$66,002	$131,294	$6,996	$109,592	$13,534	$694,803

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Delinquent Loans					Total	Total Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current	Portfolio Loans and Leases	and Leases > 90 Days Accruing

Commercial mortgage	$-	$-	$76	$76	$241,960	$242,036	$-
Commercial and industrial	-	-	467	467	140,717	141,184	55
Construction and development	40	1,586	-	1,626	60,746	62,372	-
Multi-family	-	-	1,047	1,047	57,662	58,709	1,047
Residential mortgage	567	507	2,261	3,335	122,811	126,146	2,133
Home equity	-	43	45	88	6,434	6,522	45
Leases	22	115	4	141	114,211	114,352	4
Consumer	174	11	17	202	12,348	12,550	17

Totals	$803	$2,262	$3,917	$6,982	$756,889	$763,871	$3,301

	December 31, 2019
	Delinquent Loans					Total	Total Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current	Portfolio Loans and Leases	and Leases > 90 Days Accruing

Commercial mortgage	$217	$-	$184	$401	$229,009	$229,410	$-
Commercial and industrial	220	1,092	438	1,750	82,799	84,549	3
Construction and development	-	257	249	506	52,920	53,426	249
Multi-family	-	-	-	-	66,002	66,002	-
Residential mortgage	762	240	2,452	3,454	127,840	131,294	2,256
Home equity	189	36	15	240	6,756	6,996	15
Leases	108	29	79	216	109,376	109,592	49
Consumer	271	35	15	321	13,213	13,534	15

Totals	$1,767	$1,689	$3,432	$6,888	$687,915	$694,803	$2,587

The following tables present the Company’s impaired loans and specific valuation allowance at June 30, 2020 and December 31, 2019:

	June 30, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$218	$258	$-
Commercial and industrial	412	738	-
Residential mortgage	225	440	-

	$855	$1,436	$-

Loans with a specific
valuation allowance
Commercial mortgage	$480	$480	$1
Commercial and industrial	205	214	201

	$685	$694	$202

Total impaired loans
Commercial mortgage	$698	$738	$1
Commercial and industrial	617	952	201
Residential mortgage	225	440	-

Total impaired loans	$1,540	$2,130	$202

	December 31, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Loans without a specific
valuation allowance
Commercial mortgage	$803	$1,256	$-
Commercial and industrial	435	3,220	-
Residential mortgage	347	614	-

	$1,585	$5,090	$-

Loans with a specific
valuation allowance
Commercial and industrial	$259	$266	$202

	$259	$266	$202

Total impaired loans
Commercial mortgage	$803	$1,256	$-
Commercial and industrial	694	3,486	202
Residential mortgage	347	614	-

Total impaired loans	$1,844	$5,356	$202

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three and six months ended June 30, 2020 and 2019.

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended June 30, 2020:
Total impaired loans
Commercial mortgage	$745	$11
Commercial and industrial	645	14
Residential mortgage	265	1

Total impaired loans	$1,655	$26

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Six Months Ended June 30, 2020:
Total impaired loans
Commercial mortgage	$765	$18
Commercial and industrial	661	28
Residential mortgage	292	6

Total impaired loans	$1,718	$52

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended June 30, 2019:
Total impaired loans
Commercial mortgage	$703	$7
Commercial and industrial	889	30
Residential mortgage	377	4

Total impaired loans	$1,969	$41

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Six Months Ended June 30, 2019:
Total impaired loans
Commercial mortgage	$716	$22
Commercial and industrial	985	40
Residential mortgage	381	8

Total impaired loans	$2,082	$70

The following table presents the Company’s nonaccrual loans and leases at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Commercial mortgage	$218	$342
Commercial and industrial	468	494
Residential mortgage	225	315
Leases	103	74

	$1,014	$1,225

During the three and six months ended June 30, 2020 and 2019, there were no newly classified troubled debt restructured loans or leases (“TDRs”). For the three and six months ended June 30, 2020 and 2019, the Company recorded no charge-offs related to TDRs. As of both June 30, 2020 and December 31, 2019, TDRs had a related allowance of $52,000. During the three and six months ended June 30, 2020, there were no TDRs for which there was a payment default within the first 12 months of the modification.

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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of June 30, 2020, the Company had approved 752 loan and lease modifications related to the COVID-19 pandemic with an outstanding loan balance totaling $175.1 million in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

At June 30, 2020 and December 31, 2019, the balance of real estate owned includes $32,000 and $0, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $283,000 and $190,000, respectively.

The following lists the components of the net investment in direct financing leases:

	June 30,	December 31,
	2020	2019

Total minimum lease payments to be received	$127,851	$120,570
Initial direct costs	4,425	5,720
	132,276	126,290
Less: Unearned income	(17,924)	(16,698)

Net investment in direct finance leases	$114,352	$109,592

The amount of leases serviced by First Bank Richmond for the benefit of others was approximately $336,000 and $715,000 at June 30, 2020 and December 31, 2019, respectively.  Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages.  At June 30, 2020 and December 31, 2019, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $411,000 for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2020:

2020	$25,648
2021	43,071
2022	29,713
2023	18,018
2024	9,201
Thereafter	2,200

$127,851

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2020
Available-for-sale securities
SBA Pools	$22,771	$-	$22,771	$-
Federal agencies	7,519	-	7,519	-
State and municipal obligations	62,197	-	62,197	-
Mortgage-backed securities -
GSE residential	128,704	-	128,704	-
Equity securities	13	13	-	-

	$221,204	$13	$221,191	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$2,991	$-	$2,991	$-
SBA Pools	14,383	-	14,383	-
Federal agencies	21,646	-	21,646	-
State and municipal obligations	45,840	-	45,840	-
Mortgage-backed securities -
GSE residential	116,911	-	116,911	-
Equity securities	13	13	-	-

	$201,784	$13	$201,771	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the six months ended June 30, 2020.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2020
Impaired loans, collateral dependent	$483	$-	$-	$483
Mortgage-servicing rights	1,405	-	-	1,405

December 31, 2019
Impaired loans, collateral dependent	$57	$-	$-	$57
Mortgage-servicing rights	1,033	-	-	1,033

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

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

	Fair Value at
	June 30,	Valuation	Unobservable
	2020	Technique	Inputs	Range

Collateral-dependent	$483	Appraisal	Marketability	0% - 11%
impaired loans			discount

Mortgage-servicing rights	$1,405	Discounted	Discount rate	10%
		cash flow

	Fair Value at
	December 31,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$57	Appraisal	Marketability	0% - 75%
impaired loans			discount

Mortgage-servicing rights	$1,033	Discounted	Discount rate	10%
		cash flow

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Financial assets
Cash and cash equivalents	$110,606	$110,606	$-	$-
Available-for-sale securities	221,204	13	221,191	-
Held-to-maturity securities	13,320	-	13,664	-
Loans and leases receivable, net	752,923	-	-	762,060
Federal Reserve and FHLB stock	9,080	-	9,080	-
Interest receivable	4,721	-	4,721	-

Financial liabilities
Deposits	739,131	-	742,215	-
FHLB advances	180,000	-	187,403	-
Interest payable	348	-	348	-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Financial assets
Cash and cash equivalents	$40,597	$40,597	$-	$-
Available-for-sale securities	201,784	13	201,771	-
Held-to-maturity securities	15,917	-	16,156	-
Loans and leases receivable, net	687,258	-	-	687,789
Federal Reserve and FHLB stock	7,600	-	7,600	-
Interest receivable	3,052	-	3,052	-

Financial liabilities
Deposits	617,219	-	619,635	-
FHLB advances	154,000	-	155,304	-
Interest payable	297	-	297	-

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

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Net income	$2,506	$4,958
Shares outstanding for Basic EPS:
Average shares outstanding	13,526,625	13,526,625
Less: average unearned ESOP Shares	1,045,892	1,052,656
Shares outstanding for Basic EPS	12,480,733	12,473,969

Additional Dilutive Shares	-	-

Shares outstanding for Diluted EPS	12,480,733	12,473,969

Basic Earnings Per Share	$0.20	$0.40
Diluted Earnings Per Share	$0.20	$0.40

Note 7:  Employee Stock Ownership Plan

As part of the corporate reorganization and related stock offering, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average of $13.59 per share on the open market with funds provided by a loan from the Company. Accordingly, $14,706,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three and six months ended June 30, 2020 was $143,000 and $329,000, respectively.

June 30, 2020

Earned ESOP shares	49,598
Unearned ESOP shares	1,032,532
Total ESOP shares	1,082,130

Quoted per share price	$11.24
Fair value of earned shares	$557
Fair value of unearned shares	$11,606

Note 8:  Subsequent Event

On July 8, 2020, the Company announced that its Board of Directors authorized a stock repurchase program for up to 676,331 shares, or approximately 5% of its currently outstanding shares.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2020, and the consolidated results of operations for the three and six month periods ended June 30, 2020, compared to the same periods in 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.

The terms “we,” “our,” “us,” or the “Company” refer to Richmond Mutual Bancorporation, Inc. and its consolidated subsidiary, First Bank Richmond, which we sometimes refer to as the “Bank,” unless the context otherwise requires.

Cautionary Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•the effect of the novel coronavirus disease of 2019 (“COVID-19”), including on the Company’ credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

•general economic conditions, either nationally or in our market areas, that are worse than expected;

•changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;

•demand for loans and deposits in our market area;

•our ability to implement and change our business strategies;

•competition among depository and other financial institutions and equipment financing companies;

•the impact of the proposed termination of our defined benefit plan;

•the deductibility of our contribution to the charitable foundation for tax purposes;

•inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans and leases we have made and make;

•adverse changes in the securities or secondary mortgage markets;

•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•changes in the quality or composition of our loan, lease or investment portfolios;

•technological changes that may be more difficult or expensive than expected;

•the inability of third-party providers to perform as expected;

•our ability to manage market risk, credit risk and operational risk in the current economic environment;

•our ability to enter new markets successfully and capitalize on growth opportunities;

•our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•changes in consumer spending, borrowing and savings habits;

•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•our ability to retain key employees;

•our compensation expense associated with equity allocated or awarded to our employees;

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own;

•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") ; and

•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

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

Overview

On February 6, 2019, the Board of Directors of First Mutual of Richmond, Inc. (the “MHC”), the parent mutual holding company of Richmond Mutual Bancorporation-Delaware, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “FRB”) and by the Indiana Department of Financial Institutions (the “IDFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019.  Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and Richmond Mutual Bancorporation-Delaware would cease to exist, and First Bank Richmond would become a wholly owned subsidiary of the Company, a newly formed Maryland corporation.  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, the Company sold 13,026,625 shares of common stock at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).

In certain circumstances, where appropriate, the terms “we”, “us”, “our” and the “Company” refer collectively to (i) RMB-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the corporate reorganization and (ii) the Company and First Bank Richmond with respect to discussions in this document involving matters occurring post-corporate reorganization, in each case unless the context indicates another meaning.

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

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $167.0 million at June 30, 2020.

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

At June 30, 2020, on a consolidated basis, we had $1.1 billion in assets, $752.9 million in loans and leases, net of allowance, $739.1 million in deposits and $196.1 million in stockholders’ equity.  At June 30, 2020, First Bank Richmond’s total risk-based capital ratio was 13.4%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2020, net income was $5.0 million, compared with net income of $1.7 million for the six months ended June 30, 2019.

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

Paycheck Protection Program ("PPP").  The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020.  PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020.  The Bank continued to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

As of June 30, 2020, we have processed 465 PPP loans totaling $64.3 million.  There were $72,000 PPP loans approved awaiting funding as of June 30, 2020.  Many of the PPP applications have been from our existing clients but we are also serving those who have not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000.  We may not collect any fees from the loan applicants.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.  As of June 30,2020, we had not utilized the PPPLF.

Loan Modifications.  Beginning in March 2020 we started receiving requests from our borrowers for loan and lease deferrals related to the effects of the COVID-19 pandemic.  At June 30, 2020, 752 loans aggregating $175.1 million, or 22.9% of total loans and leases, were modified. Modifications include payment deferrals, interest only or principal and interest, of up to primarily 90 days, fee waivers, extensions of repayment terms of up to six months, or other delays in payment that are considered insignificant.  These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act and related regulatory banking guidance. The CARES Act provides that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related regulatory banking guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following table summarizes information relating to forbearance requests granted at June 30, 2020 and March 31, 2020:

	June 30, 2020		March 31, 2020
($ in thousands)	Number of Loans	Balance	Number of Loans	Balance
Commercial mortgage	70	$98,010	21	$27,050
Commercial and industrial	27	12,692	10	1,730
Construction and development	3	10,098	—	—
Multi-Family	13	21,197	5	4,465
Residential mortgage	88	11,198	8	1,379
Home equity	7	215	—	—
Direct financing leases	507	21,080	176	8,058
Consumer	37	597	—	—
Total Loans	752	$175,087	220	$42,682

Branch Operations and Additional Client Support

Many of our employees continue to work remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site.  We have also taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of our clients and our personnel.  This includes the installation of counter shields and hand sanitizing stations, limiting the number of clients in a branch at any one time, requiring social distancing and the wearing of masks within the branch, diligent disinfecting of common area high touchpoints and encouraging the use of our digital and electronic banking channels.  We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.

In addition, certain late fees are being waived for those customers experiencing a hardship as a result of the COVID 19 pandemic.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

General.  Total assets increased $154.2 million, or 15.6%, to $1.1 billion at June 30, 2020 from $986.0 million at December 31, 2019.  The increase was primarily a result of a $65.7 million, or 9.6%, increase in loans and leases, net of allowance, to $752.9 million at June 30, 2020 from $687.3 million at December 31, 2019, and a $70.0 million, or 172.5%, increase in cash and cash equivalents to $110.6 million at June 30, 2020, compared to $40.6 million at December 31, 2019.  The increase in cash and cash equivalents primarily was the result of an increase in brokered deposits and FHLB borrowings as part of the Company’s strategy to increase liquidity.

Loans and Leases.  Our loan and lease portfolio, net of allowance for loan and lease losses, increased $65.7 million, to $752.9 million at June 30, 2020 from $687.3 million at December 31, 2019.  The increase in loans and leases was attributable to PPP loans, which accounted for $64.3 million of the $65.7 million increase.  From December 31, 2019 to June 30, 2020, commercial and industrial loans increased $56.6 million or 67.0%, commercial real estate loans increased $12.6 million or 5.5%, and construction and development loans increased $8.9 million or 16.7%.  PPP loans accounted for all of the increases in commercial and industrial loans offsetting a decline of $7.7 million of non-PPP loans. Partially offsetting these increases were decreases in multi-family real estate loans of $7.3 million or 11.0%, non-PPP commercial and industrial loans of $7.7 million, residential real estate loans, including home equity loans, of $5.6 million or 4.1%, and consumer loans of $984,000 or 7.3%.  Leases grew $4.8 million, or 4.3%, from December 31, 2019 to June 30, 2020.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $4.3 million or 0.57% of total loans and leases at June 30, 2020, compared to $4.3 million or 0.61% of total loans at March 31, 2020, and $3.8 million or 0.55% of total loans and leases at December 31, 2019. Accruing loans past due more than 90 days at June 30, 2020, totaled $3.3 million, compared to $3.1 million at March 31, 2020, and $2.6 million at December 31, 2019.

At June 30, 2020, TDRs totaled $569,000, compared to $598,000 at December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had TDRs that were accruing and performing in accordance with their modified terms of $569,000 and $598,000, respectively. Performing TDRs are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of June 30, 2020, the Company had approved 752 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan balance totaling $175.1 million. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $1.4 million, or 20.2%, to $8.5 million at June 30, 2020 from $7.1 million at December 31, 2019.  At June 30, 2020, the allowance for loan and lease losses totaled 1.12% of total loans and leases outstanding compared to 1.02% at December 31, 2019. Excluding the $64.3 million of PPP loans from the $763.9 million of total loans and leases at June 30, 2020, the allowance for loan and lease losses to total loans and leases was 1.22% at June 30, 2020.  PPP loans are fully guaranteed by the SBA and management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. Net charge-offs during the first six months of 2020 were $98,000 or 0.03% of average loans and leases outstanding, compared to net charge-offs of $329,000, or 0.10% of average loans and leases outstanding during the first six months of 2019.  The allowance for loan and lease losses to non-performing loans and leases was 197.5% at June 30, 2020, compared to 186.0% at December 31, 2019.

Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio.  The Company evaluated its exposure to potential loan and lease losses as of June 30, 2020, which evaluation included consideration of potential credit losses due to the deteriorating economic conditions driven by the impact of the COVID-19 pandemic.  The full impact of the pandemic on the Company’s deposit and loan and lease customers is still unknown.  The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses.  Credit metrics are being reviewed and stress testing is being performed on the loan portfolio.  Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored as are loan payment deferrals.

Deposits. Total deposits increased $121.9 million, or 19.8%, to $739.1 million at June 30, 2020, from $617.2 million at December 31, 2019.  This increase in deposits was primarily due to an increase in brokered deposits (as the Company sought to increase its liquidity position) and an increase in demand deposit and savings accounts primarily related to disbursements of PPP loan funds to borrowers’ deposit accounts as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic.  Brokered deposits increased $64.0 million to $120.7 million, or 16.3% of total deposits, at June 30, 2020, compared to $56.7 million, or 9.2% of total deposits, at December 31, 2019.  Demand deposit and savings accounts increased $60.1 million to $395.9 million at June 30, 2020, compared to $335.8 million at December 31, 2019.  At June 30, 2020, noninterest bearing deposits totaled $89.9 million, or 12.2% of total deposits, compared to $60.3 million or 9.8% of total deposits at December 31, 2019.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $26.0 million, or 16.9%, to $180.0 million at June 30, 2020 from $154.0 million at December 31, 2019 consistent with the Company’s strategy to increase liquidity.

Stockholders’ Equity. Stockholders’ equity totaled $196.1 million at June 30, 2020, an increase of $8.3 million, or 4.4%, from December 31, 2019.  The increase in stockholders’ equity primarily was the result of net income of $5.0 million in the first half of 2020 and a $3.7 million improvement in accumulated other comprehensive income, partially offset by $623,000 in dividends paid to shareholders.  The Company’s equity to asset ratio was 17.2% at June 30, 2020.  At June 30, 2020, the Bank’s Tier 1 capital to total assets ratio was 13.4% and the Bank’s capital was well in excess of all regulatory requirements.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019.

General. Net income for the three months ended June 30, 2020 was $2.5 million, a $2.2 million, or 647.8% increase from net income of $335,000 for the three months ended June 30, 2019.  The $2.5 million in earnings equaled $0.20 diluted earnings per share for the second quarter of 2020.  There is no comparison of earnings per share to the second quarter of 2019, as the Company’s reorganization from the mutual to stock form of ownership and related stock offering was not completed until July 1, 2019.

Interest Income.  Interest income increased $100,000, or 1.0%, to $10.5 million during the quarter ended June 30, 2020, compared to $10.4 million during the quarter ended June 30, 2019.  Interest income on loans and leases increased $145,000, or 1.6%, to $9.3 million for the quarter ended June 30, 2020, from $9.2 million for the comparable quarter in 2019, due to higher average loan and lease balances.  The average outstanding loan and lease balance was $747.9 million for the quarter ended June 30, 2020, compared to $687.0 million for the quarter ended June 30, 2019.  The average yield on loans and leases was 4.98% for the quarter ended June 30, 2020, compared to 5.33% for the comparable quarter in 2019.  The yield on the loan and lease portfolio was impacted by the PPP loan activity during the second quarter of 2020 as PPP loans are originated at an interest rate of 1%, although the effective yield is slightly higher as a result of the origination fees paid to us by the SBA.  The average yield on PPP loans was 3.22%, including the recognition of the net deferred fees, reducing average yield on loans and leases by 12 basis points for the three months ended June 30, 2020.

Interest income on investment securities, including FHLB stock, increased $222,000, or 23.2%, to $1.2 million during the quarter ended June 30, 2020, from $957,000 during the comparable quarter in 2019.  The increase in interest income on investment securities from the comparable period in 2019 was due to higher average balances, partially offset by a lower weighted average yield.  The average balance of investment securities, including FHLB stock, was $256.6 million for the quarter ended June 30, 2020, compared to $157.8 million for the quarter ended June 30, 2019.  The average yield on investment securities, including FHLB stock, was 1.84% for the second quarter of 2020, compared to 2.45% for the second quarter of 2019.  Interest income earned on cash and cash equivalents decreased to $11,000 in the second quarter of 2020 compared to $278,000 in the comparable quarter of 2019.  This was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in the second half of 2019 and in March 2020.

Interest Expense. Interest expense decreased $441,000, or 15.1%, to $2.5 million for the quarter ended June 30, 2020, from $2.9 million for the quarter ended June 30, 2019.  Interest expense on deposits decreased $403,000, or 19.1%, to $1.7 million for the quarter ended June 30, 2020, from $2.1 million for the comparable quarter in 2019. This decrease in interest expense was attributable to the lower weighted average rate paid on interest-bearing deposits, partially offset by higher average deposit balances.  The weighted average rate paid on interest-bearing deposits was 1.13% for the quarter ended June 30, 2020, compared to 1.40% for the quarter ended June 30, 2019. Average balances of interest-bearing deposits increased slightly to $602.3 million in the quarter ended June 30, 2020, compared to $600.1 million in the comparable quarter in 2019. Interest expense on FHLB borrowings decreased $38,000, or 4.7%, to $770,000 in the second quarter of 2020 compared to the same quarter in 2019.  The average balance of FHLB borrowings totaled $181.8 million during the quarter ended June 30, 2020, compared to $147.4 million for the quarter ended June 30, 2019.  The weighted average rate paid on FHLB borrowings was 1.69% for the quarter ended June 30, 2020, a 51 basis point decline from 2.20% for the comparable quarter in 2019.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $541,000, or 7.2%, to $8.0 million in the second quarter of 2020, compared to $7.5 million for the second quarter of 2019.  This increase was primarily due to an increase in average interest-earning assets during the second quarter of 2020 compared to the comparable period in 2019.  Our net interest margin was 3.03% for three months ended June 30, 2020, compared to 3.27% for the three months ended June 30, 2019.  The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decrease over the past year typically lags declines in the yield on interest earning assets. The average yield on PPP loans was 3.22% during the three months ended June 30, 2020, including the recognition of the net deferred fees, resulting in a negative impact on net interest margin of 12 basis points for the three months ended June 30, 2020.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$747,865	$9,308	4.98%	$687,023	$9,163	5.33%
Securities	247,594	1,120	1.81%	150,640	867	2.30%
FHLB stock	9,035	58	2.57%	7,143	91	5.10%
Cash and cash equivalents and other	54,806	11	0.08%	70,744	278	1.57%
Total interest-earning assets	1,059,300	10,497	3.96%	915,550	10,399	4.54%

Interest-bearing liabilities:
Savings and money market accounts	183,415	253	0.55%	180,514	346	0.77%
Interest-bearing checking accounts	115,091	66	0.23%	102,280	98	0.38%
Certificate accounts	303,805	1,385	1.82%	317,299	1,663	2.10%
Borrowings	181,824	770	1.69%	147,375	809	2.20%
Total interest-bearing liabilities	784,135	2,474	1.26%	747,468	2,916	1.56%

Net interest income		$8,023			$7,483
Net earning assets	$275,165			$168,082

Net interest rate spread(1)			2.70%			2.98%
Net interest margin(2)			3.03%			3.27%
Average interest-earning assets to average interest-bearing liabilities	135.09%			122.49%

_____________

(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended June 30, 2020 totaled $1.3 million compared to $485,000 for the three months ended June 30, 2019, a $835,000 or 172.2% increase.  The increased provision was primarily due to the continued uncertainty of the economic impact of the COVID-19 pandemic on the Bank’s loan portfolio.  Net charge-offs during the second quarter of 2020 were $106,000, compared to net charge-offs of $40,000 in the second quarter of 2019.  As the COVID-19 pandemic continues, we expect to see continued pressure on asset quality.  As management continues to monitor the loan portfolio, additional provisions may be required.

Non-Interest Income.  Non-interest income increased $1.2 million or 131.4%, to $2.1 million for the quarter ended June 30, 2020, compared to $900,000 for the comparable quarter in 2019  The increase in noninterest income resulted primarily from the increase in the gain on sale of loans and leases, which increased $907,000, or 734.1%, to $1.0 million during the second quarter of 2020, compared to $124,000 during the first quarter of 2020 as a result of increased mortgage banking activity during the current quarter due to lower rates.  Loan and lease servicing income increased $202,000, or 20.5%, to $301,000 for the second quarter of 2020 compared to $99,000 for the comparable quarter in 2019.  In the second quarter of 2020, the Company recorded a recovery to the value of its mortgage servicing rights of $296,000, while no impairment recovery or charge was recorded in the second quarter of 2019.  Other loan fees increased $156,000, or 176.8%, to $245,000 due to increased letter of credit fees of $58,000 and loan interest rate modification fees of $76,000.  Service fees on deposit accounts decreased $146,000, or 58.1%, to $106,000 for the quarter ended June 20, 2020, compared to $252,000 for the quarter ended June 30, 2019 as a result of the waiving of overdraft fees.

Non-Interest Expense.  Non-interest expense decreased $2.0 million, or 25.7%, to $5.6 million for the three months ended June 30, 2020, from $7.6 million for the same period in 2019.  Salaries and employee benefits decreased $2.0 million, or 38.5%, to $3.3 million for the quarter ended June 30, 2020 from $5.3 million for the quarter ended June 30, 2019.  The $2.0 million decrease from the second quarter of 2019 was primarily attributable to the $1.7 million pre-tax expense related to the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.  Excluding this expense, salaries and employee benefits decreased $369,000, or 10.3%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.  Data processing expenses increased $48,000, or 11.3%, in the second quarter of 2020 compared to the second quarter of 2019, due to normal price increases associated with information technology services and additional digital services and products offered by the Company.  Deposit insurance expense decreased $98,000, or 62.0%, to $60,000, in the second quarter of 2020 compared to the second quarter of 2019.  The decrease from the second quarter of 2019 was due to the Bank’s higher capital ratios resulting from the Company’s injection of capital into the Bank in connection with our reorganization to a stock holding company and related stock offering.  Legal and professional fees increased $118,000, or 56.4%, to $327,000 for the quarter ended June 30, 2020 from $209,000 for the comparable quarter in 2019.  The increase in legal and professional fees was due to the establishment of an out-of-state subsidiary of First Bank for investment management purposes in the second quarter of 2020.

Income Tax Expense.  Income tax expense increased $674,000 during the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a $2.8 million increase in pre-tax income.  The effective tax rate for the second quarter of 2020 was 20.2% compared to a 14.3% benefit for the same quarter a year ago.

Comparison of Results of Operations for the Six Months Ended June 30, 2020 and 2019.

General. Net income for the six months ended June 30, 2020 totaled $5.0 million, a $3.3 million or 190.4% increase from net income of $1.7 million for the comparable period in 2019. The $5.0 million in earnings equaled $0.40 diluted earnings per share for the first half of 2020.  There is no comparison of earnings per share to the first half of 2019, as the Company’s reorganization from the mutual to stock form of ownership and related stock offering was not completed until July 1, 2019.

Interest Income.  Interest income increased $795,000, or 3.9%, to $20.9 million during the six months ended June 30, 2020, compared to $20.2 million for the comparable period in 2019.  Interest income on loans and leases increased $443,000, or 2.5%, to $18.4 million for the first six months of 2020, compared to $17.9 million for the comparable period in 2019, due to higher average loan and lease balances and a slightly higher average yield.  The average outstanding loan and lease balance was $692.1 million for the first half of the year of 2020, compared to $677.7 million for the first half of 2019.  The average yield on loans and leases was 5.31% for the first six months of 2020, compared to 5.29% for the first six months of 2019.  The yield on the loan and lease portfolio was impacted by the PPP loan activity which occurred during the second quarter of 2020 as PPP loans are originated at an interest rate of 1%, although the effective yield is slightly higher as a result of the origination fees paid to us by the SBA.  The average yield on PPP loans was 3.22% in the first half of 2020, including the recognition of the net deferred fees, reducing average yield on loans and leases by eight basis points during the six months ended June 30, 2020.

Interest income on investment securities, including FHLB stock, increased $543,000, or 28.6%, to $2.4 million during the six months ended June 30, 2020, compared to $1.9 million during the comparable period in 2019.  The increase in the interest income on investment securities was due to higher average balances, partially offset by a lower weighted average yield.  The average balance of investment securities, including FHLB stock, was $244.4 million for the first six months of 2020, compared to $153.6 million for the first six months of 2019.  The average yield on investment securities, including FHLB stock, was 2.00% for the first half of 2020, compared to 2.47% for the first half of 2019.  Interest income earned on cash and cash equivalents decreased to $136,000 in the first half of 2020 compared to $328,000 in the first half of 2019.  This was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in the second half of 2019 and in March 2020.

Interest Expense. Interest expense decreased $514,000, or 9.3%, to $5.0 million for the six months ended June 30, 2020, compared to $5.6 million for the six months ended June 30, 2019.  Interest expense on deposits decreased $465,000, or 11.6%, to $3.5 million for the first half of 2020, compared to $4.0 million in the first half of 2019.   This decrease in interest expense on deposits was primarily attributable to the lower weighted average rate paid on interest-bearing deposits, as well as a decline in average balances of interest-bearing deposits.  The weighted average rate paid on interest-bearing deposits was 1.23% for the six months ended June 30, 2020, compared to 1.37% for the six months ended June 30, 2019.  Average balances of interest-bearing deposits declined $12.5 million, or 2.1%, to $574.4 million in the first six months of 2020 compared to the first six months of 2019.   Interest expense on FHLB borrowings decreased $49,000, or 3.2%, to $1.5 million in the first half of 2020 compared to the first half of 2019.  The average balance of FHLB borrowings totaled $172.9 million during the first six months of 2020, compared to $141.7 million for the first six months of 2019.  The weighted average rate paid on FHLB borrowings was 1.75% for the first half of 2020, a 45 basis point decline from 2.20% for the first half of 2019.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.3 million, or 9.0%, to $15.9 million in the first half of 2020, compared to $14.6 million for the first half of 2019.  This increase was primarily due to an increase in average interest-earning assets during the first half of 2020 compared to the same period in 2019.  Our net interest margin was 3.25% for six months ended June 30, 2020, compared to 3.35% for the six months ended June 30, 2019.  The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decrease over the past year typically lags declines in the yield on interest earning assets. The average yield on PPP loans was 3.22% during the six months ended June 30, 2020, including the recognition of the net deferred fees, resulting in a negative impact on net interest margin of eight basis points for the six months ended June 30, 2020.

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

	Six Months Ended June 30,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$692,055	$18,372	5.31%	$677,688	$17,929	5.29%
Securities	235,947	2,302	1.95%	146,667	1,715	2.34%
FHLB stock	8,479	139	3.28%	6,916	183	5.29%
Cash and cash equivalents and other	43,541	136	0.62%	40,379	328	1.62%
Total interest-earning assets	980,022	20,949	4.28%	871,650	20,155	4.62%

Interest-bearing liabilities:
Savings and money market accounts	173,352	545	0.63%	171,736	628	0.73%
Interest-bearing checking accounts	109,622	148	0.27%	100,834	163	0.32%
Certificate accounts	291,449	2,836	1.95%	314,309	3,203	2.04%
Borrowings	172,945	1,510	1.75%	141,713	1,559	2.20%
Total interest-bearing liabilities	747,368	5,039	1.35%	728,592	5,553	1.52%

Net interest income		$15,910			$14,602
Net earning assets	$232,654			$143,058

Net interest rate spread(1)			2.93%			3.10%

Net interest margin(2)			3.25%			3.35%

Average interest-earning assets to average interest-bearing liabilities	131.13%			119.63%

___________________

(1)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)  Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the six months ended June 30, 2020 totaled $1.5 million compared to $1.0 million for the six months ended June 30, 2019, a $520,000 or 51.5% increase.  The increased provision was primarily due to the continued uncertainty of the economic impact of the COVID-19 pandemic on the Bank’s loan portfolio.  Net charge-offs during the first half of 2020 were $98,000, compared to net charge-offs of $329,000 in the first half of 2019.  As the COVID-19 pandemic continues, we expect to see continued pressure on asset quality.  As management continues to monitor the loan portfolio, additional provisions may be required.

Non-Interest Income.  Non-interest income increased $1.2 million, or 68.2%, to $3.0 million for the first six months of 2020, compared to $1.8 million for the same period in 2019.  Gain on sale of loans and leases increased $1.0 million in the first half of 2020 to $1.3 million compared to $211,000 in the comparable period of 2019 as a result of increased mortgage banking activity due to lower rates.  Service charges on deposit accounts declined $123,000, or 25.5%, in the first six months of 2020 compared to the first six months of 2019.  This decrease was the result of waiving overdraft charges in the second quarter of 2020.  Other loan fees increased $85,000, or 34.8%, in the first half of 2020, primarily due to a $58,000 increase in letter of credit fees and a $27,000 increase in loan processing fees.  Trust income increased $46,000, or 21.5%, in the first six months of 2020 compared to the first six months of 2019 due to an increase in assets under management.

Non-Interest Expense.  Non-interest expense decreased $2.2 million, or 16.7%, to $11.2 million during the first six months of 2020 compared to $13.4 million during the same period in 2019.  Salaries and employee benefits declined $2.2 million, or 24.5%, in the first half of 2020 compared to the first half of 2019.  This decrease was primarily due to the $1.7 million pre-tax expense related to the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.  Excluding this expense, salaries and employee benefits decreased $456,000, or 6.4%, for the first half of 2020 compared to the first half of 2019.  Salary expense increased $49,000, or 1.1%, in the first half of 2020, while benefit expense declined $505,000 in the first half of 2020 compared to the first half of 2019 primarily due to the lower cost of the ESOP compared to the Company’s defined benefit plan which was frozen with the intent to terminate it in December 2019.  The freezing of the plan is expected to reduce, but not eliminate, the ongoing expenses associated with the defined benefit plan until the plan is terminated.   Data processing expenses increased $111,000, or 13.2%, in the first half of 2020 compared to the first half of 2019, due to normal price increases associated with information technology services and additional digital services offered by the Company.  Deposit insurance expense decreased $177,000, or 60.4%, in the first six months of 2020 compared to the first six months of 2019 due to the Bank’s higher capital ratios resulting from the Company’s injection of capital into the Bank in connection with our reorganization to a stock holding company and related stock offering.  We also experienced an increase of $62,000, or 12.3%, in legal and professional fees due to the establishment of an out-of-state subsidiary of First Bank for investment management purposes; and a $107,000, or 36.0%, decline in advertising expenses.

Income Tax Expense.  Income tax expense increased $1.0 million during the first half of 2020, compared to the first half of 2019, primarily due to a $4.3 million increase in pre-tax income.  The effective tax rate for the first half of 2020 was 20.6% compared to 14.1% in the first half of 2019.

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

Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long-term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities. First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity. At June 30, 2020, the Bank had $204.1 million in cash and unpledged available-for-sale investment securities for its cash needs.  The Bank had the ability to borrow an additional $41.7 million in FHLB advances based on existing collateral pledged. First Bank Richmond’s liquidity may be supplemented in the second half of 2020 if it participates in the FRB’s PPPLF pursuant to which First Bank Richmond would pledge PPP loans as collateral to obtain FRB non-recourse loans.  At June 30, 2020, we had no borrowings from the PPPLF, with the ability to borrow up to $64.3 million based on PPP loans unpledged at that date.

First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan and lease commitments. At June 30, 2020, outstanding loan and lease commitments, including unused lines and letters of credit, totaled $133.9 million, including $55.6 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2020, totaled $265.2 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

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

Cash and cash equivalents increased $70.0 million to $110.6 million as of June 30, 2020, from $40.6 million as of December 31, 2019.  Net cash provided by operating activities was $7.2 million for the six months ended June 30, 2020. Net cash used in investing activities totaled $84.5 million during the six months ended June 30, 2020 and consisted primarily of increases in net loans and available-for-sale securities. The $147.2 million of net cash provided by financing activities during the six months ended June 30, 2020 was primarily the result of a $121.9 million net increase in deposits and $26.0 million net increase in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity. At June 30, 2020, the Company, on an unconsolidated basis, had $42.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Management believes that its primary liquidity sources of loan repayments, maturing investment securities, available FHLB borrowing, possible utilization of the PPPLF facility, and access to the brokered CD market are sufficient in the economic environment created by the COVID-19 pandemic.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2020, we had $133.9 million in loan and lease commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2020 First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2020	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$115,769	20.1%	$62,079	8.0%	$77,599	10.0%
Tier 1 risk-based capital (to risk weighted assets)	147,248	19.0	46,559	6.0	62,079	8.0
Common equity tier 1 capital (to risk weighted assets)	147,248	19.0	34,920	4.5	50,439	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	147,248	13.4	43,860	4.0	54,824	5.0

As of December 31, 2019

Total risk-based capital (to risk weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	10.0%
Tier 1 risk-based capital (to risk weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0
Common equity tier 1 capital (to risk weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	142,048	14.6	39,027	4.0	48,784	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2020 the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.   If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2020, it would have exceeded all regulatory capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been any material change in the market risk disclosures contained in our 2019 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2020, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.  RISK FACTORS

In light of recent developments relating to COVID-19, the Company is supplementing its risk factors contained in Item 1A of its 2019 Form 10-K.  The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.

The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly affected the way we provide banking services to businesses which may adversely affect our operations.  As an essential business, we continue to provide banking and financial services to our customers through our drive-up facilities and in-person services available by appointment.  In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone.  If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

Although the stay-at-home orders in Indiana and Oho have terminated and phased re-opening of businesses has commenced, the majority of our employees with the ability to work remotely have been encouraged to continue doing so while continuing to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

As of June 30, 2020, we hold and service a portfolio of approximately 752 PPP loans with a balance of $75.1 million. The PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness. Further, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans.  PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans and PPP agents seeking fees from PPP lenders for assisting borrowers in securing PPP loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable

(b)Not applicable

(c)The Company did not make any stock repurchases during the quarter ended June 30, 2020, and as of that date did not have any publicly announced stock repurchase programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Nothing to report.

ITEM 6.  EXHIBITS

Exhibit

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

101.0

The following materials for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 13, 2020	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 13, 2020	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)