Form 10-Q
period 2020-09-30
Richmond Mutual Bancorporation, Inc.
filed 2020-11-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]

There were 13,299,380 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 14, 2020.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY

10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Balance Sheets

Assets	September 30, 2020	December 31, 2019
	(Unaudited)

Cash and due from banks	$11,675,692	$9,088,398
Interest-bearing demand deposits	5,022,239	31,508,479
Cash and cash equivalents	16,697,931	40,596,877
Investment securities - available for sale	231,849,589	201,783,851
Investment securities - held to maturity	12,314,909	15,917,394
Loans and leases, net of allowance for losses of $9,809,000 and $7,089,000, respectively	750,646,193	687,258,190
Premises and equipment, net	14,757,618	14,087,169
Federal Home Loan Bank stock	9,169,600	7,600,400
Interest receivable	4,830,417	3,052,380
Mortgage-servicing rights	1,504,675	1,033,217
Cash surrender value of life insurance	3,930,151	3,839,911
Other assets	9,188,440	10,872,682

Total assets	$1,054,889,523	$986,042,071

Liabilities
Non-interest bearing deposits	$88,714,105	$60,297,443
Interest bearing deposits	574,342,883	556,921,370
Total deposits	663,056,988	617,218,813
Federal Home Loan Bank advances	176,000,000	154,000,000
Advances by borrowers for taxes and insurance	561,540	545,498
Interest payable	241,872	296,774
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	5,899,989	8,738,831
Total liabilities	863,215,098	798,254,625

Commitments and Contingent Liabilities	-	-

Stockholders' Equity
Common stock, $0.01 par value Authorized - 90,000,000 shares Issued and outstanding – 12,944,546 shares and 13,526,625 shares, respectively	129,445	135,266
Additional paid-in capital	125,920,717	132,601,876
Retained earnings	76,372,877	70,111,434
Unearned employee stock ownership plan (ESOP)	(13,848,900)	(14,400,386)
Accumulated other comprehensive income (loss)	3,100,286	(660,744)
Total stockholders' equity	191,674,425	187,787,446

Total liabilities and stockholders' equity	$1,054,889,523	$986,042,071

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest Income
Loans and leases	$9,556,197	$9,318,054	$27,928,259	$27,247,406
Investment securities	1,017,201	862,331	3,458,621	2,760,808
Other	9,376	626,705	145,853	954,274
Total interest income	10,582,774	10,807,090	31,532,733	30,962,488

Interest Expense
Deposits	1,545,183	2,033,000	5,074,191	6,027,160
Borrowings	763,055	864,957	2,272,700	2,423,784
Total interest expense	2,308,238	2,897,957	7,346,891	8,450,944

Net Interest Income	8,274,536	7,909,133	24,185,842	22,511,544
Provision for losses on loans and leases	1,300,000	705,000	2,830,000	1,715,000
Net Interest Income After Provision for Losses on Loans and Leases	6,974,536	7,204,133	21,355,842	20,796,544

Non-Interest Income
Service charges on deposit accounts	150,653	295,703	510,922	779,147
Card fee income	218,482	189,583	599,837	542,072
Loan and lease servicing fees	(41,657)	68,079	193,881	280,282
Net gains on securities (includes $117,304, $21,827, $196,317 and $83,059, respectively, related to accumulated other comprehensive loss reclassifications)	117,304	21,827	196,317	83,059
Net gains on loan and lease sales	1,327,639	231,534	2,586,515	442,332
Other loan fees	173,803	211,249	501,379	454,283
Other income	209,503	129,121	602,581	370,281
Total non-interest income	2,155,727	1,147,096	5,191,432	2,951,456

Non-Interest Expenses
Salaries and employee benefits	3,647,479	3,840,806	10,281,475	12,632,760
Net occupancy expenses	307,925	275,535	882,915	825,480
Equipment expenses	308,146	250,173	844,849	725,818
Data processing fees	446,543	442,082	1,395,417	1,280,248
Deposit insurance expense	80,000	23,983	196,000	316,983
Printing and office supplies	32,440	45,099	91,080	114,119
Legal and professional fees	271,137	310,561	839,318	816,315
Advertising expense	71,090	197,799	260,903	494,475
Bank service charges	40,278	29,383	106,098	93,652
Real estate owned expense	350	7,481	3,516	44,874
Loss on sale of real estate owned	-	5,287	-	11,780
Donation to establish First Bank Richmond Charitable Foundation	-	6,250,000	-	6,250,000
Other expenses	779,791	821,575	2,254,922	2,302,257
Total non-interest expenses	5,985,179	12,499,764	17,156,493	25,908,761

Income Before Income Tax Expense (Benefit)	3,145,084	(4,148,535)	9,390,781	(2,160,761)
Provision (benefit) for income taxes (includes $24,634, $5,661, $41,226 and $21,544, respectively, related to income tax expense from reclassification of items)	613,531	(898,200)	1,900,905	(617,800)

Net Income (Loss)	$2,531,553	$ (3,250,335)	$ 7,489,876	$(1,542,961)
Earnings (Loss) Per Share
Basic	$0.21	$(0.26)	$0.60	$(0.26)
Diluted	$0.21	$(0.26)	$0.60	$(0.26)

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Income (Loss)	$2,531,553	$(3,250,335)	$7,489,876	$(1,542,961)

Other Comprehensive Income
Unrealized gain on available-for-sale securities, net of tax expense of $45,101, $175,173, $1,040,994 and $1,400,357, respectively.	169,667	500,236	3,916,120	3,998,774
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $24,634, $5,661, $41,226 and $21,544, respectively.	92,670	16,166	155,090	61,516
	76,997	484,070	3,761,030	3,937,258

Comprehensive Income (Loss)	$2,608,550	$(2,766,265)	$11,250,906	$2,394,297

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902
Net income	-	-	-	2,531,553	-	-	2,531,553
Other comprehensive income	-	-	-	-	-	76,997	76,997
ESOP shares earned	-	-	(32,281)	-	183,828	-	151,547
Common stock dividends ($0.05 per share)	-	-	-	(605,081)	-	-	(605,081)
Repurchase of common stock	(582,079)	(5,821)	(6,610,672)	-	-	-	(6,616,493)

Balances, September 30, 2020	12,944,546	$129,445	$125,920,717	$76,372,877	$(13,848,900)	$3,100,286	$191,674,425

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	-	-	-	7,489,876	-	-	7,489,876
Other comprehensive income	-	-	-	-	-	3,761,030	3,761,030
ESOP shares earned	-	-	(70,487)	-	551,486	-	480,999
Common stock dividends ($0.05 per share)	-	-	-	(1,228,433)	-	-	(1,228,433)
Repurchase of common stock	(582,079)	(5,821)	(6,610,672)	-	-	-	(6,616,493)

Balances, September 30, 2020	12,944,546	$129,445	$125,920,717	$76,372,877	$(13,848,900)	$3,100,286	$191,674,425

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, June 30, 2019	100	$1	$12,750,999	$79,187,692	$-	$(925,098)	$91,013,594
Net loss	—	—	—	(3,250,335)	—	—	(3,250,335)
Other comprehensive income	-	-	-	-	-	484,070	484,070
ESOP shares earned	-	-	(751)	-	122,100	-	121,349
Issuance of common stock, net of offering costs	13,026,625	130,266	127,596,674	-	(14,706,315)	-	113,020,625
Stock contributed to charitable foundation	500,000	5,000	4,995,000	-	-	-	5,000,000
Reorganization of Richmond Mutual Bancorporation	(100)	(1)	(12,750,999)	6,715,602	-	-	(6,035,398)

Balances, September 30, 2019	13,526,625	$135,266	$132,590,923	$82,652,959	$(14,584,215)	$(441,028)	$200,353,905

						Accumulated
	Common Stock		Additional		Unearned	Other
	Shares		Paid-in	Retained	ESOP	Comprehensive
	Outstanding	Amount	Capital	Earnings	Shares	Income/(Loss)	Total

Balances, December 31, 2018	100	$1	$12,750,999	$77,480,318	$-	$(4,378,286)	$85,853,032
Net loss	—	—	—	(1,542,961)	—	—	(1,542,961)
Other comprehensive income	-	-	-	-	-	3,937,258	3,937,258
ESOP shares earned	-	-	(751)	-	122,100	-	121,349
Issuance of common stock, net of offering costs	13,026,625	130,266	127,596,674	-	(14,706,315)	-	113,020,625
Stock contributed to charitable foundation	500,000	5,000	4,995,000	-	-	-	5,000,000
Reorganization of Richmond Mutual Bancorporation	(100)	(1)	(12,750,999)	(6,715,602)	-	-	(6,035,398)

Balances, September 30, 2019	13,526,625	$135,266	$132,590,923	$82,652,959	$(14,584,215)	$(441,028)	$200,353,905

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Operating Activities
Net income	$7,489,876	$(1,542,961)
Items not requiring (providing) cash
Provision for loan losses	2,830,000	1,715,000
Depreciation and amortization	740,482	681,666
Deferred income tax	(679,933)	(792,858)
Investment securities (accretion) amortization, net	1,848,533	678,412
Investment securities gains	(196,317)	(83,059)
Gain on sale of loans and leases held for sale	(2,586,515)	(442,332)
Loss on sale of real estate owned	-	11,780
Accretion of loan origination fees	(849,503)	(141,547)
Amortization of mortgage-servicing rights	355,146	144,522
Common stock contributed to Foundation	—	5,000,000
ESOP shares expense	480,999	121,349
Increase in cash surrender value of life insurance	(90,240)	(91,306)
Loans originated for sale	(79,876,240)	(17,573,565)
Proceeds on loans sold	81,621,903	18,314,415
Net change in
Interest receivable	(1,778,037)	(114,032)
Other assets	1,152,716	(173,475)
Other liabilities	(2,838,842)	1,203,832
Interest payable	(54,902)	3,529
Net cash provided by operating activities	7,569,126	6,919,370

Investing Activities
Purchases of securities available for sale	(129,901,076)	(109,895,626)
Proceeds from maturities and paydowns of securities available for sale	68,279,489	11,047,791
Proceeds from sales of securities available for sale	34,737,656	57,703,608
Proceeds from maturities and paydowns of securities held to maturity	3,585,017	4,314,977
Net change in loans	(65,198,318)	(42,036,916)
Purchases of premises and equipment	(1,410,931)	(670,429)
Proceeds from sales of real estate owned	—	95,644
Purchase of FHLB stock	(1,569,200)	(1,039,800)
Net cash used in investing activities	(91,477,363)	(80,480,751)

Financing Activities
Net change in
Demand and savings deposits	71,899,362	8,739,009
Certificates of deposit	(26,061,187)	(21,567,752)
Advances by borrowers for taxes and insurance	16,042	82,831
Proceeds from FHLB advances	64,000,000	71,000,000
Repayment of FHLB advances	(42,000,000)	(66,100,000)
Repayment of other borrowings	-	(5,207,256)
Proceeds from stock conversion	-	113,020,625
Repurchase of common stock	(6,616,493)	-
Dividends paid	(1,228,433)	—
Net cash provided by financing activities	60,009,291	99,967,457

Net Change in Cash and Cash Equivalents	(23,898,946)	26,406,076

Cash and Cash Equivalents, Beginning of Period	40,596,877	14,971,170

Cash and Cash Equivalents, End of Period	$16,697,931	$41,377,246

Additional Cash Flows and Supplementary Information
Interest paid	$7,401,793	$8,447,415
Transfers from loans to other real estate owned	31,548	5,400

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Table Dollar Amounts in Thousands)

Note 1:  Basis of Presentation

On July 1, 2019, Richmond Mutual Bancorporation, Inc., a Delaware corporation (“RMB-Delaware”), completed its reorganization from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”). RMB-Delaware, which owned 100% of First Bank Richmond (the “Bank”), was succeeded by Richmond Mutual Bancorporation, Inc., a new Maryland corporation (“RMB-Maryland”). As part of the corporate reorganization, First Mutual of Richmond, Inc.’s (“MHC”) ownership interest in RMB-Delaware was sold in a public offering. Gross proceeds from the offering were $130.3 million.  In conjunction with the corporate reorganization, RMB-Maryland contributed 500,000 shares and $1.25 million of cash to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).  Additionally, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of RMB-Delaware as of December 31, 2017 and March 31, 2019.  In certain circumstances, where appropriate, the terms “Company”, “we”, “us” and “our” refer collectively to (i) RMB-Delaware and First Bank Richmond with respect to discussions in this document involving matters occurring prior to completion of the corporate reorganization and (ii) RMB-Maryland and First Bank Richmond with respect to discussions in this document involving matters occurring post-corporate reorganization, in each case unless the context indicates another meaning.

The costs of the corporate reorganization and the issuance of the common stock have been deducted from the sales proceeds of the offering.

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Note 2:  Accounting Pronouncements

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP.  Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) under ASC 310-40 for loan modifications related to the novel coronavirus disease of 2019 (“COVID-19”) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020.

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.  In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (ASU 2019-05).  This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (ASU 2019-04).  This ASU clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs.  The Company is in the early stages of evaluating its historical data available for use in adoption of the new credit loss standards.  Additionally, we are forming an implementation team that will meet on a regular basis to coordinate efforts of our accounting, credit and operations areas.  We will continue to evaluate methodologies available to us under the new standard.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect ASU 2019-12 to have a material impact on its consolidated financial statements.

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

Note 3:  Investment Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. treasury securities	$4,999	$-	$-	$4,999
SBA Pools	14,907	97	100	14,904
Federal agencies	7,998	14	5	8,007
State and municipal obligations	74,798	1,898	263	76,433
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	125,210	2,370	86	127,494
Equity securities	13	-	-	13
	227,925	4,379	454	231,850
Held to maturity
State and municipal obligations	12,315	329	-	12,644
	12,315	329	-	12,644

Total investment securities	$240,240	$4,708	$454	$244,494

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. Treasury securities	$2,997	$-	$6	$2,991
SBA Pools	14,497	-	114	14,383
Federal agencies	21,765	-	119	21,646
State and municipal obligations	45,635	357	152	45,840
Mortgage-backed securities -
government-sponsored enterprises
(GSE) residential	117,769	111	969	116,911
Equity securities	13	-	-	13
	202,676	468	1,360	201,784
Held to maturity
State and municipal obligations	15,917	244	5	16,156
	15,917	-	5	16,156

Total investment securities	$218,593	$712	$1,365	$217,940

The amortized cost and fair value of securities at September 30, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$5,933	$5,940	$2,442	$2,455
One to five years	5,875	6,081	6,785	6,969
Five to ten years	26,270	26,715	2,028	2,141
After ten years	64,624	65,607	1,060	1,079
	102,702	104,343	12,315	12,644
Mortgage-backed securities -
GSE residential	125,210	127,494	-	-
Equity securities	13	13	-	-

Totals	$227,925	$231,850	$12,315	$12,644

Securities with a carrying value of $99,128,000 and $114,907,000 were pledged at September 30, 2020 and December 31, 2019, respectively, to secure certain deposits and for other purposes as permitted or required by law.

Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2020 were $12,560,000 and $34,738,000, respectively. For the three and nine months ended September 30, 2019, proceeds from sales of securities were $35,247,000 and $57,704,000 respectively. Gross gains were recognized on the sale of securities available-for-sale for the three and nine months ended September 30, 2020 and 2019 of $120,000, $255,000, $104,000 and $170,000, respectively.  Gross losses were recognized on the sale of securities available for sale for the three and nine months ended September 30, 2020 of $3,000 and $59,000, respectively. Gross losses were recognized on the sale of securities available for sale for the three and nine months ended September 30, 2019 of $82,000 and $87,000, respectively.

Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2020 and December 31, 2019 was $42,956,000 and $138,391,000, respectively, which is approximately 18% and 63% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.

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

The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
SBA Pools	$6,618	$53	$4,742	$47	$11,360	$100
Federal agencies	995	5	-	-	995	5
State and municipal obligations	14,278	263	-	-	14,278	263
Mortgage-backed securities -
GSE residential	15,449	84	874	2	16,323	86
Total available-for-sale	37,340	405	5,616	49	42,956	454

Total temporarily
impaired securities	$37,340	$405	$5,616	$49	$42,956	$454

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
Description of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities	Value	Losses	Value	Losses	Value	Losses
Available-for-sale
U.S. Treasury securities	$2,991	$6	$-	$-	$2,991	$6
SBA Pools	14,262	114	-	-	14,262	114
Federal agencies	9,657	109	2,990	10	12,647	119
State and municipal obligations	12,606	130	2,948	22	15,554	152
Mortgage-backed securities -
GSE residential	57,928	464	34,344	505	92,272	969
Total available-for-sale	97,444	823	40,282	537	137,726	1,360

Held-to-maturity
State and municipal obligations	665	5	-	-	665	5

Total temporarily
impaired securities	$98,109	$828	$40,282	$537	$138,391	$1,365

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2020.

Note 4:  Loans, Leases and Allowance

The following table shows the composition of the loan and lease portfolio at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Commercial mortgage	$245,651	$229,410
Commercial and industrial	141,142	84,549
Construction and development	55,694	53,426
Multi-family	63,237	66,002
Residential mortgage	122,456	131,294
Home equity	6,211	6,996
Direct financing leases	115,108	109,592
Consumer	13,101	13,534
	762,600	694,803
Less
Allowance for loan and lease losses	9,809	7,089
Deferred loan fees	2,145	456

	$750,646	$687,258

The following tables present the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2020 and 2019.

		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Three Months Ended September 30, 2020:
Balance, beginning of period	$5,517	$1,710	$308	$838	$148	$8,521
Provision (credit) for losses	1,509	(353)	10	93	41	1,300
Charge-offs	-	-	-	(110)	(26)	(136)
Recoveries	4	30	17	70	3	124

Balance, end of period	$7,030	$1,387	$335	$891	$166	$9,809

Nine Months Ended September 30, 2020:
Balance, beginning of period	$4,564	$1,852	$109	$426	$138	$7,089
Provision (credit) for losses	2,426	(535)	220	662	57	2,830
Charge-offs	-	-	(35)	(300)	(47)	(382)
Recoveries	40	70	41	103	18	272

Balance, end of period	$7,030	$1,387	$335	$891	$166	$9,809

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans.

		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Three Months Ended September 30, 2019:
Balance, beginning of period	$3,892	$1,768	$122	$385	$114	$6,281
Provision (credit) for losses	586	11	(34)	71	71	705
Charge-offs	(14)	-	(6)	(107)	(51)	(178)
Recoveries	4	2	22	54	6	88

Balance, end of period	$4,468	$1,781	$104	$403	$140	$6,896

Nine Months Ended September 30, 2019:
Balance, beginning of period	$3,147	$1,817	$139	$389	$108	$5,600
Provision (credit) for losses	1,321	206	(41)	121	108	1,715
Charge-offs	(14)	(250)	(42)	(284)	(100)	(690)
Recoveries	14	8	48	177	24	271

Balance, end of period	$4,468	$1,781	$104	$403	$140	$6,896

(1)  Commercial mortgage includes commercial and multifamily real estate loans.

(2)  Residential mortgage includes one- to four-family and home equity loans.

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Commercial
	Commercial	and	Residential
	Mortgage (1)	Industrial	Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$150	$52	$-	$-	$-	$202
Collectively evaluated for impairment	6,880	1,335	335	891	166	9,607

Balance, September 30	$7,030	$1,387	$335	$891	$166	$9,809

Loans and leases:
Individually evaluated for impairment	$835	$507	$314	$-	$-	$1,656
Collectively evaluated for impairment	398,576	127,617	102,727	115,108	16,916	760,944
Ending balance:September 30	$399,411	$128,124	$103,041	$115,108	$16,916	$762,600

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

The Company rates all loans and leases by credit quality using the following designations:

Grade 1 – Exceptional

Exceptional loans and leases are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans and leases have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 – Quality Loans and Leases

These loans and leases have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and Indiana Department of Financial Institutions (“IDFI”) and Federal Deposit Insurance Corporation (“FDIC”) regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.

Grade 3 – Acceptable Loans

This category is for “average” quality loans and leases.  These loans and leases have adequate sources of repayment with little identifiable risk of collection and they conform to Company policy and IDFI/FDIC regulations.

Grade 4 – Acceptable but Monitored

Loans and leases in this category may have a greater than average risk due to financial weakness or uncertainty but do not appear to require classification as special mention or substandard loans.  Loans and leases rated “4” need to be monitored on a regular basis to ascertain that the reasons for placing them in this category do not advance or worsen.

Grade 5 – Special Mention

Loans and leases in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company’s credit position at some future date.  Special Mention loans and leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  This special mention rating is designed to identify a specific level of risk and concern about an asset’s quality.  Although a special mention loan or leases has a higher probability of default than a pass rated loan or lease, its default is not imminent.

Grade 6 – Substandard

Loans and leases in this category are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans and leases so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Substandard loans and leases have a high probability of payment default, or they have other well-defined weaknesses.  Such loans and leases have a distinct potential for loss; however, an individual loan’s or lease’s potential for loss does not have to be distinct for the loan or lease to be rated substandard.

The following are examples of situations that might cause a loan or lease to be graded a “6”:

•Cash flow deficiencies (losses) jeopardize future loan or lease payments.

•Sale of non-collateral assets has become a primary source of loan or lease repayment.

•The relationship has deteriorated to the point that sale of collateral is now the Company’s primary source of repayment, unless this was the original source of loan or lease repayment.

•The borrower is bankrupt or for any other reason future repayment is dependent on court action.

Grade 7 – Doubtful

A loan or lease classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan or lease has a high probability of total or substantial loss.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  Because of high probability of loss, nonaccrual accounting treatment will be required for doubtful loans and leases.

Grade 8 – Loss

Loans and leases classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan or lease has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan or lease even though partial recovery may be effected in the future.

The risk characteristics of each loan and lease portfolio segment are as follows:

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4Pass	$236,663	$134,410	$55,694	$63,237	$119,342	$6,066	$115,024	$13,093	$743,529
5 Special Mention	7,416	3,912	-	-	167	61	-	-	11,556
6 Substandard	1,572	2,820	-	-	2,947	84	18	8	7,449
7 Doubtful	-	-	-	-	-	-	66	-	66
8 Loss	-	-	-	-	-	-	-	-	-

	$245,651	$141,142	$55,694	$63,237	$122,456	$6,211	$115,108	$13,101	$762,600

	December 31, 2019
		Commercial	Construction
	Commercial	and	and	Multi-	Residential	Home
	Mortgage	Industrial	Development	Family	Mortgage	Equity	Leases	Consumer	Total

1-4 Pass	$220,240	$75,814	$53,426	$66,002	$127,888	$6,871	$109,424	$13,519	$673,184
5 Special Mention	7,489	5,731	-	-	189	64	-	-	13,473
6 Substandard	1,681	3,004	-	-	3,217	61	94	15	8,072
7 Doubtful	-	-	-	-	-	-	74	-	74
8 Loss	-	-	-	-	-	-	-	-	-

	$229,410	$84,549	$53,426	$66,002	$131,294	$6,996	$109,592	$13,534	$694,803

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Delinquent Loans					Total Portfolio	Total Loans and Leases
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans and	> 90 Days
	Past Due	Past Due	Over	Due	Current	Leases	Accruing

Commercial mortgage	$-	$-	$76	$76	$245,575	$245,651	$-
Commercial and industrial	65	303	452	820	140,322	141,142	-
Construction and development	-	-	-	-	55,694	55,694	-
Multi-family	-	-	-	-	63,237	63,237	-
Residential mortgage	972	604	2,447	4,023	118,433	122,456	2,320
Home equity	69	-	41	110	6,101	6,211	41
Leases	59	30	44	133	114,975	115,108	-
Consumer	101	14	8	123	12,978	13,101	8

Totals	$1,266	$951	$3,068	$5,285	$757,315	$762,600	$2,369

	December 31, 2019
	Delinquent Loans					Total Portfolio	Total Loans and Leases
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans and	> 90 Days
	Past Due	Past Due	Over	Due	Current	Leases	Accruing

Commercial mortgage	$217	$-	$184	$401	$229,009	$229,410	$-
Commercial and industrial	220	1,092	438	1,750	82,799	84,549	3
Construction and development	-	257	249	506	52,920	53,426	249
Multi-family	-	-	-	-	66,002	66,002	-
Residential mortgage	762	240	2,452	3,454	127,840	131,294	2,256
Home equity	189	36	15	240	6,756	6,996	15
Leases	108	29	79	216	109,376	109,592	49
Consumer	271	35	15	321	13,213	13,534	15

Totals	$1,767	$1,689	$3,432	$6,888	$687,915	$694,803	$2,587

The following tables present the Company’s impaired loans and specific valuation allowance at September 30, 2020 and December 31, 2019:

	September 30, 2020
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Impaired loans without a specific
valuation allowance
Commercial mortgage	$210	$255	$-
Commercial and industrial	452	781	-
Residential mortgage	259	499	-

	$921	$1,535	$-

Impaired loans with a specific
valuation allowance
Commercial mortgage	$625	$625	$150
Commercial and industrial	55	65	52
Residential mortgage	55	55	-

	$735	$745	$202

Total impaired loans
Commercial mortgage	$835	$880	$150
Commercial and industrial	507	846	52
Residential mortgage	314	554	-

Total impaired loans	$1,656	$2,280	$202

	December 31, 2019
		Unpaid
	Recorded	Principal	Specific
	Balance	Balance	Allowance

Impaired loans without a specific
valuation allowance
Commercial mortgage	$803	$1,256	$-
Commercial and industrial	435	3,220	-
Residential mortgage	347	614	-

	$1,585	$5,090	$-

Impaired loans with a specific
valuation allowance
Commercial and industrial	$259	$266	$202

	$259	$266	$202

Total impaired loans
Commercial mortgage	$803	$1,256	$-
Commercial and industrial	694	3,486	202
Residential mortgage	347	614	-

Total impaired loans	$1,844	$5,356	$202

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2020 and 2019.

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended September 30, 2020:
Total impaired loans
Commercial mortgage	$841	$12
Commercial and industrial	488	5
Residential mortgage	269	6

Total impaired loans	$1,598	$23

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Nine Months Ended September 30, 2020:
Total impaired loans
Commercial mortgage	$819	$30
Commercial and industrial	586	33
Residential mortgage	298	12

Total impaired loans	$1,703	$75

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Three Months Ended September 30, 2019:
Total impaired loans
Commercial mortgage	$684	$10
Commercial and industrial	858	11
Residential mortgage	363	6

Total impaired loans	$1,905	$27

	Average
	Investment in	Interest
	Impaired	Income
	Loans	Recognized

Nine Months Ended September 30, 2019:
Total impaired loans
Commercial mortgage	$706	$32
Commercial and industrial	950	51
Residential mortgage	375	14

Total impaired loans	$2,031	$97

The following table presents the Company’s nonaccrual loans and leases at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Commercial mortgage	$211	$342
Commercial and industrial	507	494
Residential mortgage	219	315
Leases	66	74

	$1,003	$1,225

During the three and nine months ended September 30, 2020 and 2019, there were no newly classified troubled debt restructured loans or leases (“TDRs”). For the three and nine months ended September 30, 2020 and 2019, the Company recorded no charge-offs related to TDRs. As of both September 30, 2020 and December 31, 2019, TDRs had a related allowance of $52,000. During the three and nine months ended September 30, 2020, there were no TDRs for which there was a payment default within the first 12 months of the modification.

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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of September 30, 2020, the Company had 70 loan and lease modifications outstanding related to the COVID-19 pandemic with an outstanding loan balance totaling $35.3 million in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

At September 30, 2020 and December 31, 2019, the balance of real estate owned includes $32,000 and $0, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At September 30, 2020 and December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $283,000 and $190,000, respectively.

The following lists the components of the net investment in direct financing leases:

	September 30,	December 31,
	2020	2019

Total minimum lease payments to be received	$126,853	$120,570
Initial direct costs	6,027	5,720
	132,880	126,290
Less: Unearned income	(17,772)	(16,698)

Net investment in direct finance leases	$115,108	$109,592

Leases serviced by First Bank Richmond for the benefit of others totaled approximately $189,000 and $715,000 at September 30, 2020 and December 31, 2019, respectively.  Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages.  At September 30, 2020 and December 31, 2019, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $411,000 for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2020:

2020	$13,643
2021	45,969
2022	32,333
2023	20,299
2024	11,089
Thereafter	3,520

$126,853

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

Recurring Measurements

The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020
Available-for-sale securities
U.S. Treasury securities	$4,999	$-	$4,999	$-
SBA Pools	14,904	-	14,904	-
Federal agencies	8,007	-	8,007	-
State and municipal obligations	76,433	-	76,433	-
Mortgage-backed securities -
GSE residential	127,494	-	127,494	-
Equity securities	13	13	-	-

	$231,850	$13	$231,837	$-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$2,991	$-	$2,991	$-
SBA Pools	14,383	-	14,383	-
Federal agencies	21,646	-	21,646	-
State and municipal obligations	45,840	-	45,840	-
Mortgage-backed securities -
GSE residential	116,911	-	116,911	-
Equity securities	13	13	-	-

	$201,784	$13	$201,771	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the nine months ended September 30, 2020.

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2020
Impaired loans, collateral dependent	$533	$-	$-	$533
Mortgage-servicing rights	1,505	-	-	1,505

December 31, 2019
Impaired loans, collateral dependent	$57	$-	$-	$57
Mortgage-servicing rights	1,033	-	-	1,033

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

Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

	Fair Value at
	September 30,	Valuation	Unobservable
	2020	Technique	Inputs	Range

Collateral-dependent	$533	Appraisal	Marketability	0% - 12%
impaired loans			discount

Mortgage-servicing rights	$1,505	Discounted	Discount rate	10%
		cash flow

	Fair Value at
	December 31,	Valuation	Unobservable
	2019	Technique	Inputs	Range

Collateral-dependent	$57	Appraisal	Marketability	0% - 75%
impaired loans			discount

Mortgage-servicing rights	$1,033	Discounted	Discount rate	10%
		cash flow

Fair Value of Financial Instruments

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Financial assets
Cash and cash equivalents	$16,698	$16,698	$-	$-
Available-for-sale securities	231,850	13	231,837	-
Held-to-maturity securities	12,315	-	12,644	-
Loans and leases receivable, net	750,646	-	-	773,331
Federal Reserve and FHLB stock	9,170	-	9,170	-
Interest receivable	4,830	-	4,830	-

Financial liabilities
Deposits	663,057	-	665,623	-
FHLB advances	176,000	-	183,716	-
Interest payable	242	-	242	-

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Financial assets
Cash and cash equivalents	$40,597	$40,597	$-	$-
Available-for-sale securities	201,784	13	201,771	-
Held-to-maturity securities	15,917	-	16,156	-
Loans and leases receivable, net	687,258	-	-	687,789
Federal Reserve and FHLB stock	7,600	-	7,600	-
Interest receivable	3,052	-	3,052	-

Financial liabilities
Deposits	617,219	-	619,635	-
FHLB advances	154,000	-	155,304	-
Interest payable	297	-	297	-

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020

Net income	$2,531,553	$7,489,876
Shares outstanding for Basic EPS:
Average shares outstanding	13,313,399	13,455,031
Less: average unearned ESOP Shares	1,032,367	1,045,788
Shares outstanding for Basic EPS	12,281,032	12,409,243

Additional Dilutive Shares	-	-

Shares outstanding for Diluted EPS	12,281,032	12,409,243

Basic Earnings Per Share	$0.21	$0.60
Diluted Earnings Per Share	$0.21	$0.60

For the Period
July 2, 2019 to
July 2, 2019 to September 30, 2019	September 30, 2019

Net income (loss)	$(3,250,335)
Shares outstanding for Basic EPS:
Average shares outstanding	13,526,625
Less: average unearned ESOP Shares	1,052,804
Shares outstanding for Basic EPS	12,473,821

Additional Dilutive Shares	-

Shares outstanding for Diluted EPS	12,473,821

Basic Earnings (loss) Per Share	$(0.26)
Diluted Earnings (loss) Per Share	$(0.26)

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

ESOP expense for the three months ended September 30, 2020 and 2019 was $151,548 and $121,000, respectively. ESOP expense for the nine months ended September 30, 2020 was $481,000 and $121,000, respectively.

	September 30, 2020	September 30, 2019

Earned ESOP shares	63,125	9,018
Unearned ESOP shares	1,019,005	1,073,112
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$10.58	$13.99
Fair value of earned shares	$667,863	$126,162
Fair value of unearned shares	$10,781,073	$15,012,837

Note 8:  Benefit Plans

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), an industry-wide, tax-qualified defined-benefit pension plan.  As previously disclosed, the Company has frozen and intends to terminate the Bank’s participation in the DB Plan, which will require it to pay an amount based on the underfunded status of the plan.  As of September 30, 2020, the Company has accrued $17.5 million for this expense.  The actual termination expense of the DB Plan may be higher or lower than the amount currently accrued for by the Company depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets.  Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense, in the range of approximately $8.0 million to $10.0 million, over and above the amount presently accrued.  As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan.  Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future.

Note 9:  Subsequent Event

Subsequent to September 30, 2020, the Company completed its previously announced stock repurchase program, repurchasing the remaining 94,232 shares at an average price of $11.07 per share.  On October 21, 2020, the Board of Directors of the Company authorized a second stock repurchase program for up to 664,969 shares, or approximately 5%, of its outstanding shares.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2020, and the consolidated results of operations for the three and nine month periods ended September 30, 2020, compared to the same periods in 2019 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•

the effect of the novel coronavirus disease of 2019 (“COVID-19”), including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;

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

First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full-service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the Federal Deposit Insurance Corporation (“FDIC”).

Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by commercial and multi-family real estate, first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, direct financing leases and commercial and industrial loans. We also obtain funds by utilizing Federal Home Loan Bank (“FHLB”) advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and government sponsored agency and municipal bonds.

First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $147.8 million at September 30, 2020.

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

At September 30, 2020, on a consolidated basis, we had $1.1 billion in assets, $750.6 million in loans and leases, net of allowance, $663.1 million in deposits and $191.7 million in stockholders’ equity.  At September 30, 2020, First Bank Richmond’s total risk-based capital ratio was 20.1%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2020, net income was $7.5 million, compared with a net loss of $1.5 million for the nine months ended September 30, 2019.

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

Paycheck Protection Program ("PPP").  The CARES Act was signed into law on March 27, 2020, and authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP.  The goal of the PPP was to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls.  As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020.  PPP loans have: (a) an interest rate of 1.0%, (b) a five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the forgiveness period.  The SBA guarantees 100% of the PPP loans made to eligible borrowers.  The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The deadline for PPP loan applications to the SBA was extended to August 8, 2020.  The Bank continued to accept new PPP applications based on this extended deadline and is assisting small businesses with other borrowing options as they become available, including SBA and other government sponsored lending programs, as appropriate.

As of the conclusion of the PPP on August 8, 2020, we had funded 482 PPP loans totaling $64.9 million. Many of the PPP applications were from our existing clients but we also served those who had not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000.  We may not collect any fees from the loan applicants.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value.  As of September 30, 2020, we had not utilized the PPPLF.

Loan Modifications.  Beginning in March 2020 we started receiving requests from our borrowers for loan and lease deferrals related to the effects of the COVID-19 pandemic.  At September 30, 2020, 70 loans and leases aggregating $35.3 million, or 4.7% of total loans and leases, were modified. Modifications include payment deferrals, interest only or principal and interest, of up to primarily 90 days, fee waivers, extensions of repayment terms of up to six months, or other delays in payment that are considered insignificant.  These modifications were not classified as TDRs at September 30, 2020 in accordance with the guidance of the CARES Act and related regulatory banking guidance. The CARES Act provides that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers are considered current under the CARES Act and related regulatory banking guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in rating is appropriate. We believe the steps we are taking are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration, impact and government response to the COVID-19 pandemic.

The following table summarizes information relating to forbearances granted at September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
($ in thousands)	Number of Loans	Balance	Number of Loans	Balance
Commercial mortgage	24	$27,767	70	$98,010
Commercial and industrial	2	788	27	12,692
Construction and development	2	226	3	10,098
Multi-Family	2	2,105	13	21,197
Residential mortgage	16	3,347	88	11,198
Home equity	1	14	7	215
Direct financing leases	23	1,063	507	21,080
Consumer	–	–	37	597
Total Loans	70	$35,310	752	$175,087

The following table summarizes information relating to hospitality loan deferments (which are included in the table above) at quarter ended September 30, 2020 and June 30, 2020:

	September 30, 2020			June 30, 2020
($ in thousands)	Number of Loans	Balance	Percent of total loans in category	Number of Loans	Balance	Percent of total loans in category
Restaurants	–	$–	0.00%	7	$1,356	24.64%
Hotels	13	24,384	38.05%	19	44,455	72.58%
Total Loans	13	$24,384	34.83%	26	$45,811	68.62%

Certain customers have requested an additional 90-day deferment.  Shown in the following table is a summary of currently deferred loans with more than one round of deferments granted as of September 30, 2020.

($ in thousands)	Number of Loans	Amount
Commercial mortgage	14	$20,459
Commercial and industrial	2	788
Construction and development	–	–
Multi-Family	2	2,105
Residential mortgage	7	1,303
Home equity	–	–
Direct financing leases	18	857
Consumer	–	–
Total Loans	43	$25,512

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

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

General.  Total assets increased $68.8 million, or 7.0%, to $1.1 billion at September 30, 2020 from $986.0 million at December 31, 2019.  The increase was primarily a result of a $63.4 million, or 9.2%, increase in loans and leases, net of allowance to $750.6 million at September 30, 2020 from $687.3 million at December 31, 2019; and a $26.5 million, or 12.2%, increase in investment securities to $244.2 million at September 30, 2020, compared to $217.7 million at December 31, 2019.  Cash and cash equivalents decreased $23.9 million, or 58.9%, to $16.7 million at September 30, 2020, from $40.6 million at December 31, 2019.

Loans and Leases.  Our loan and lease portfolio, net of allowance for loan and lease losses, increased $63.4 million, to $750.6 million at September 30, 2020 from $687.3 million at December 31, 2019.  The increase in loans and leases primarily was attributable to the $64.9 million of PPP loans originated.  From December 31, 2019 to September 30, 2020, commercial and industrial loans increased $56.6 million or 66.9%, commercial real estate loans increased $16.2 million or 7.1%, construction and development loans increased $2.3 million or 4.3%, and leases increased $5.5 million, or 5.0%.  PPP loans accounted for all of the increases in commercial and industrial loans, offsetting a decline of $8.3 million of non-PPP loans.  Partially offsetting these increases were decreases in multi-family real estate loans of $2.8 million or 4.2%, residential real estate loans, including home equity loans, of $9.6 million or 7.0%, and consumer loans of $433,000 or 3.2%.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $3.4 million or 0.45% of total loans and leases at September 30, 2020, compared to $3.8 million or 0.55% of total loans and leases at December 31, 2019.  The decrease in nonperforming loans and leases was primarily the result of the resolution of a $1.0 million multi-family loan.  Accruing loans past due more than 90 days at September 30, 2020, totaled $2.4 million, compared to $2.6 million at December 31, 2019.

At September 30, 2020, TDRs totaled $556,000, compared to $598,000 at December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had TDRs that were accruing and performing in accordance with their modified terms of $556,000 and $598,000, respectively. Performing TDRs are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs.  As of September 30, 2020, the Company had outstanding 70 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan balance totaling $35.3 million.  This was a decrease from 752 loans with modifications totaling $175.1 million at June 30, 2020. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $2.7 million, or 38.4%, to $9.8 million at September 30, 2020 from $7.1 million at December 31, 2019.  At September 30, 2020, the allowance for loan and lease losses totaled 1.29% of total loans and leases outstanding compared to 1.02% at December 31, 2019. Excluding the $64.9 million of PPP loans from the $750.6 million of total loans and leases at September 30, 2020, the allowance for loan and lease losses to total loans and leases was 1.41% at September 30, 2020.  PPP loans are fully guaranteed by the SBA and management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.  Net charge-offs during the first nine months of 2020 were $110,000 or 0.02% of average loans and leases outstanding, compared to net charge-offs of $419,000, or 0.08% of average loans and leases outstanding during the first nine months of 2019.  The allowance for loan and lease losses to non-performing loans and leases was 290.9% at September 30, 2020, compared to 186.0% at December 31, 2019.

Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio.  The Company evaluated its exposure to potential loan and lease losses as of September 30, 2020, which evaluation included consideration of potential credit losses due to the deteriorating economic conditions driven by the impact of the COVID-19 pandemic.  The full impact of the pandemic on the Company’s deposit and loan and lease customers is still unknown.  The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses.  Credit metrics are being reviewed and stress testing is being performed on the loan portfolio.  Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored as are loan payment deferrals.

Deposits. Total deposits increased $45.8 million, or 7.4%, to $663.1 million at September 30, 2020, from $617.2 million at December 31, 2019.  This increase in deposits was primarily due to an increase in demand deposit and savings accounts primarily related to disbursements of PPP loan funds to borrowers’ deposit accounts as well as reduced withdrawals reflecting changes in customer spending habits due to the COVID-19 pandemic.  Brokered deposits decreased $24.2 million to $32.4 million, or 4.9% of total deposits, at September 30, 2020, compared to $56.7 million, or 9.2% of total deposits, at December 31, 2019.  The decrease in brokered deposits was due to increases in retail deposits and deposits related to PPP loans which reduced the need for brokered deposits.  Demand deposit and savings accounts increased $71.9 million to $407.7 million at September 30, 2020, compared to $335.8 million at December 31, 2019.  At September 30, 2020, noninterest bearing deposits totaled $88.7 million, or 13.4% of total deposits, compared to $60.3 million or 9.8% of total deposits at December 31, 2019.

Borrowings. Total borrowings, consisting solely of FHLB advances, increased $22.0 million, or 14.3%, to $176.0 million at September 30, 2020 from $154.0 million at December 31, 2019 consistent with the Company’s strategy to increase liquidity.

Stockholders’ Equity. Stockholders’ equity totaled $191.7 million at September 30, 2020, an increase of $3.9 million, or 2.1%, from December 31, 2019.  The increase in stockholders’ equity primarily was the result of net income of $7.5 million in the first nine months of 2020 and a $3.8 million improvement in accumulated other comprehensive income, partially offset by $1.2 million in cash dividends paid to shareholders and $6.6 million in stock repurchases.  The Company repurchased 582,079 shares of Company common stock at an average price of $11.37 per share for a total of $6.6 million during the third quarter of 2020.  The Company’s equity to asset ratio was 18.2% at September 30, 2020.  At September 30, 2020, the Bank’s Tier 1 capital to total assets ratio was 13.9% and the Bank’s capital was well in excess of all regulatory requirements.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019.

General. Net income for the three months ended September 30, 2020 was $2.5 million, a $5.8 million increase from a net loss of $3.3 million recorded for the three months ended September 30, 2019.  The $2.5 million in earnings equaled $0.21 diluted earnings per share for the third quarter of 2020, compared to $(0.26) diluted loss per share for the third quarter of 2019.

Interest Income.  Interest income decreased $224,000, or 2.1%, to $10.6 million during the quarter ended September 30, 2020, compared to $10.8 million during the quarter ended September 30, 2019.  Interest income on loans and leases increased $238,000, or 2.6%, to $9.6 million for the quarter ended September 30, 2020, from $9.3 million for the comparable quarter in 2019, due to higher average balances in the loan and lease and investment securities portfolios.  The average outstanding loan and lease balances were $756.3 million for the quarter ended September 30, 2020, compared to $698.9 million for the quarter ended September 30, 2019.  The average yield on loans and leases was 5.05% for the quarter ended September 30, 2020, compared to 5.33% for the comparable quarter in 2019.  The yield on the loan and lease portfolio was impacted by the PPP loan activity during the third quarter of 2020 as PPP loans are originated at an interest rate of 1%, although the effective yield is slightly higher as a result of the origination fees paid to us by the SBA.  The average yield on PPP loans was 2.70%, including the recognition of the net deferred fees, reducing average yield on loans and leases by 22 basis points for the three months ended September 30, 2020.

Interest income on investment securities, including FHLB stock, increased $155,000, or 18.0%, to $1.0 million during the quarter ended September 30, 2020, from $862,000 during the comparable quarter in 2019.  The increase in interest income on investment securities from the comparable period in 2019 was due to higher average balances, partially offset by a lower weighted average yield.  The average balance of investment securities, including FHLB stock, was $256.2 million for the quarter ended September 30, 2020, compared to $166.3 million for the quarter ended September 30, 2019.  The average yield on investment securities, including FHLB stock, was 1.59% for the third quarter of 2020, compared to 2.07% for the third quarter of 2019.  Interest income earned on cash and cash equivalents decreased to $9,000 in the third quarter of 2020 compared to $627,000 in the comparable quarter of 2019.  The decrease in interest income earned on cash and cash equivalents in the third quarter of 2020 compared to the comparable quarter of 2019 was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in the second half of 2019 and in March 2020, as well as a $61.5 million decline in the average balance of cash and cash equivalents outstanding during the comparable periods.

Interest Expense. Interest expense decreased $590,000, or 20.3%, to $2.3 million for the quarter ended September 30, 2020, from $2.9 million for the quarter ended September 30, 2019.  Interest expense on deposits decreased $488,000, or 24.0%, to $1.5 million for the quarter ended September 30, 2020, from $2.0 million for the comparable quarter in 2019. This decrease in interest expense was attributable to the lower weighted average rate paid on interest-bearing deposits, partially offset by higher average deposit balances.  The weighted average rate paid on interest-bearing deposits was 1.04% for the quarter ended September 30, 2020, compared to 1.44% for the quarter ended September 30, 2019.  Average balances of interest-bearing deposits increased to $595.4 million, or 5.1%, in the quarter ended September 30, 2020, compared to $566.5 million in the comparable quarter in 2019. Interest expense on FHLB borrowings decreased $102,000, or 11.8%, to $763,000 in the third quarter of 2020 compared to $865,0000 for the same quarter in 2019.  The average balance of FHLB borrowings totaled $180.9 million during the quarter ended September 30, 2020, compared to $147.3 million for the quarter ended September 30, 2019.  The weighted average rate paid on FHLB borrowings was 1.69% for the quarter ended September 30, 2020, a 66 basis point decline from 2.35% for the comparable quarter in 2019.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $366,000, or 4.6%, to $8.3 million in the third quarter of 2020, compared to $7.9 million for the third quarter of 2019.  This increase was primarily due to an increase in average interest-earning assets during the third quarter of 2020 compared to the comparable period in 2019, partially offset by a decrease in the net interest margin.  Our net interest margin (annualized) was 3.18% for the three months ended September 30, 2020, compared to 3.31% for the three months ended September 30, 2019.  The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decrease over the past year typically lags declines in the yield on interest earning assets.  The average yield on PPP loans was 2.70% during the three months ended September 30, 2020, including the recognition of the net deferred fees, resulting in a negative impact on net interest margin.

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

	Three Months Ended September 30,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$756,307	$9,557	5.05%	$698,924	$9,318	5.33%
Securities	247,113	891	1.44%	158,701	750	1.89%
FHLB stock	9,083	126	5.55%	7,580	112	5.91%
Cash and cash equivalents and other	28,096	9	0.13%	89,550	627	2.80%
Total interest-earning assets	1,040,599	10,583	4.07%	954,755	10,807	4.53%

Interest-bearing liabilities:
Savings and money market accounts	189,848	243	0.51%	163,660	286	0.70%
Interest-bearing checking accounts	123,271	68	0.22%	104,951	115	0.44%
Certificate accounts	282,306	1,234	1.75%	297,848	1,632	2.19%
Borrowings	180,913	763	1.69%	147,302	865	2.35%
Total interest-bearing liabilities	776,338	2,308	1.19%	713,761	2,898	1.62%

Net interest income		$8,275			$7,909
Net earning assets	$264,261			$240,994

Net interest rate spread(1)			2.88%			2.91%
Net interest margin(2)			3.18%			3.31%
Average interest-earning assets to average interest-bearing liabilities	134.04%			133.76%

_____________

(1)  Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)  Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended September 30, 2020 totaled $1.3 million compared to $705,000 for the three months ended September 30, 2019, a $595,000 or 84.4% increase.  The increased provision was primarily due to the continued uncertainty of the economic impact of the COVID-19 pandemic on the Bank’s loan and lease portfolio.  Net charge-offs during the third quarter of 2020 were $12,000, compared to net charge-offs of $90,000 in the third quarter of 2019.  As the COVID-19 pandemic continues, we expect to see continued pressure on asset quality.  As management continues to monitor the loan and lease portfolio, additional provisions may be required.

Non-Interest Income.  Non-interest income increased $1.0 million or 87.9%, to $2.2 million for the quarter ended September 30, 2020, compared to $1.1 million for the comparable quarter in 2019  The increase in noninterest income resulted primarily from the increase in the gain on sale of loans and leases, which increased $1.1 million, or 473.4%, to $1.3 million during the third quarter of 2020, compared to $232,000 during the third quarter of 2019 as a result of increased mortgage banking activity during the current quarter due to lower rates.  Loan and lease servicing income decreased $110,000, to a loss of $42,000 for the third quarter of 2020 compared to income of $68,000 for the comparable quarter in 2019.  Other loan fees decreased $37,000, or 17.7%, to $174,000, and were attributable to increased loan processing fees of $80,000, or 96.3%, offset by decreased miscellaneous loan fees of $118,000, or 91.8%.  Service fees on deposit accounts decreased $145,000, or 49.1%, to $151,000 for the quarter ended September 20, 2020, compared to $296,000 for the quarter ended September 30, 2019 as a result of the waiving of overdraft fees for the first two months of the third quarter of 2020, and only re-instituting overdraft fees in September 2020.

Non-Interest Expense.  Non-interest expense decreased $6.5 million, or 52.1%, to $6.0 million for the three months ended September 30, 2020, from $12.5 million for the same period in 2019.  Salaries and employee benefits decreased $193,000, or 5.0%, to $3.6 million for the quarter ended September 30, 2020 from $3.8 million for the quarter ended September 30, 2019.  The decrease from the third quarter of 2019 was primarily due to the lower retirement costs in the third quarter of 2020 compared to the comparable quarter of 2019 as a result of the freezing of the Company’s defined benefit plan (“DB Plan”).  Deposit insurance expense increased $56,000, or 233.6% compared to the third quarter of 2019 as a result of the Bank having previously utilized all of its remaining small bank credit awarded by the FDIC.  Advertising expense declined $127,000 or 64.1%, from the third quarter of 2019, as a result of a reduction in advertising occurring in 2020.  In the third quarter of 2019, the Company incurred a $6.3 million non-recurring expense associated with the establishment and funding of the Foundation established in connection with the Company’s reorganization to a public company and stock offering.

Income Tax Expense.  Income tax expense increased $1.5 million during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to a $7.3 million increase in pre-tax income.  The effective tax rate for the third quarter of 2020 was 19.5% compared to a 21.7% benefit for the same quarter a year ago.

Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and 2019.

General. Net income for the nine months ended September 30, 2020 totaled $7.5 million, a $9.0 million increase from a net loss of $1.5 million for the comparable period in 2019. The $7.5 million in earnings equaled $0.60 diluted earnings per share for the first nine months of 2020.  There is no comparison of earnings per share to the first nine months of 2019, as the Company’s reorganization from the mutual to stock form of ownership and related stock offering was not completed until July 1, 2019.

Interest Income.  Interest income increased $570,000, or 1.8%, to $31.5 million during the nine months ended September 30, 2020, compared to $31.0 million for the comparable period in 2019.  Interest income on loans and leases increased $681,000, or 2.5%, to $27.9 million for the first nine months of 2020, compared to $27.2 million for the comparable period in 2019, due to slightly higher average loan and lease balances, and a slightly higher average yield.  The average outstanding loan and lease balance was $691.9 million for the first nine months of 2020, compared to $684.8 million for the first nine months of 2019.  The average yield on loans and leases was 5.38% for the first nine months of 2020, compared to 5.30% for the first nine months of 2019.  The yield on the loan and lease portfolio was impacted by PPP loan activity as PPP loans are originated at an interest rate of 1%, although the effective yield is slightly higher as a result of the origination fees paid to us by the SBA.  The average yield on PPP loans was 2.90% in the first nine months of 2020, including the recognition of the net deferred fees, reducing average yield on loans and leases by 15 basis points during the first nine months of 2020.

Interest income on investment securities, including FHLB stock, increased $698,000, or 25.3%, to $3.5 million during the nine months ended September 30, 2020, compared to $2.8 million during the comparable period in 2019.  The increase in the interest income on investment securities was due to higher average balances, partially offset by a lower weighted average yield.  The average balance of investment securities, including FHLB stock, was $248.4 million for the first nine months of 2020, compared to $156.2 million for the first nine months of 2019.  The average yield on investment securities, including FHLB stock, was 1.86% for the first nine months of 2020, compared to 2.36% for the first nine months of 2019.  Interest income earned on cash and cash equivalents decreased to $146,000 in the first nine months of 2020 compared to $954,000 in the first nine months of 2019.  This primarily was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in the second half of 2019 and in March 2020.

Interest Expense. Interest expense decreased $1.1 million, or 13.1%, to $7.3 million for the nine months ended September 30, 2020, compared to $8.5 million for the nine months ended September 30, 2019.  Interest expense on deposits decreased $953,000, or 15.8%, to $5.1 million for the first nine months of 2020, compared to $6.0 million in the first nine months of 2019.   This decrease in interest expense on deposits was primarily attributable to the lower weighted average rate paid on interest-bearing deposits, offset by a slight increase in average balances of interest-bearing deposits.  The weighted average rate paid on interest-bearing deposits was 1.16% for the nine months ended September 30, 2020, compared to 1.39% for the nine months ended September 30, 2019.  Average balances of interest-bearing deposits increased $1.5 million, or 0.3%, to $581.5 million in the first nine months of 2020 compared to the first nine months of 2019.   Interest expense on FHLB borrowings decreased $151,000, or 6.2%, to $2.3 million in the first nine months of 2020 compared to the first nine months of 2019.  The average balance of FHLB borrowings totaled $175.6 million during the first nine months of 2020, compared to $143.6 million for the first nine months of 2019.  The weighted average rate paid on FHLB borrowings was 1.73% for the first nine months of 2020, a 52 basis point decline from 2.25% for the first nine months of 2019.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.7 million, or 7.4%, to $24.2 million in the first nine months of 2020, compared to $22.5 million for the first nine months of 2019.  This increase was primarily due to an increase in average interest-earning assets during the first nine months of 2020 compared to the same period in 2019.  Our net interest margin was 3.30% for the nine months ended September 30, 2020, compared to 3.34% for the nine months ended September 30, 2019.  The decrease in net interest margin was primarily due to yields earned on interest-earning assets declining at a faster rate than interest rates paid on interest-bearing liabilities. The market’s response to lowering deposit pricing to reflect the targeted federal funds rate decrease over the past year typically lags declines in the yield on interest earning assets.

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

	Nine Months Ended September 30,
	2020			2019
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$691,890	$27,928	5.38%	$684,844	$27,247	5.30%
Securities	239,696	3,252	1.81%	149,064	2,465	2.20%
FHLB stock	8,681	207	3.18%	7,140	296	5.53%
Cash and cash equivalents and other	38,355	146	0.51%	56,949	954	2.23%
Total interest-earning assets	978,622	31,533	4.30%	897,997	30,962	4.60%

Interest-bearing liabilities:
Savings and money market accounts	178,699	787	0.59%	168,800	914	0.72%
Interest-bearing checking accounts	114,205	216	0.25%	102,221	278	0.36%
Certificate accounts	288,571	4,071	1.88%	308,976	4,835	2.09%
Borrowings	175,620	2,273	1.73%	143,597	2,424	2.25%
Total interest-bearing liabilities	757,095	7,347	1.29%	723,594	8,451	1.56%

Net interest income		$24,186			$22,511
Net earning assets	$221,527			$174,403

Net interest rate spread(1)			3.01%			3.04%

Net interest margin(2)			3.30%			3.34%

Average interest-earning assets to average interest-bearing liabilities	129.26%			124.10%

___________________

(1)  Annualized. Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)  Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the nine months ended September 30, 2020 totaled $2.8 million compared to $1.7 million for the nine months ended September 30, 2019, a $1.1 million or 65.0% increase.  The increased provision was primarily due to the continued uncertainty of the economic impact of the COVID-19 pandemic on the Bank’s loan portfolio.  Net charge-offs during the first nine months of 2020 were $110,000, compared to net charge-offs of $419,000 in the first nine months of 2019.  As the COVID-19 pandemic continues, we expect to see continued pressure on asset quality.  As management continues to monitor the loan portfolio, additional provisions may be required.

Non-Interest Income.  Non-interest income increased $2.2 million, or 75.9%, to $5.2 million for the first nine months of 2020, compared to $3.0 million for the same period in 2019, primarily as a result of an increase in the net gain on sale of loans and leases. Net gain on sale of loans and leases increased $2.1 million in the first nine months of 2020 to $2.6 million compared to $442,000 in the comparable period of 2019 as a result of increased mortgage banking activity due to lower rates.  Service charges on deposit accounts declined $268,000, or 34.4%, in the first nine months of 2020 compared to the first nine months of 2019.  This decrease was the result of waiving overdraft charges in the second quarter of 2020 through August 2020.  Other loan fees increased $47,000, or 10.4%, in the first nine months of 2020, primarily due to a $58,000 increase in letter of credit fees.  Trust income increased $68,000, or 21.1%, in the first nine months of 2020 compared to the first nine months of 2019 due to an increase in average assets under management during the nine months ended September 30, 2020, compared to the same period in 2019.

Non-Interest Expense.  Non-interest expense decreased $8.8 million, or 33.8%, to $17.2 million during the first nine months of 2020 compared to $25.9 million during the same period in 2019.  Salaries and employee benefits declined $2.4 million, or 18.6%, in the first nine months of 2020 compared to the first nine months of 2019.  This decrease was primarily due to the $1.7 million pre-tax expense related to the adoption of a nonqualified deferred compensation plan during the second quarter of 2019.  Excluding this expense, salaries and employee benefits decreased $651,000, or 6.0%, for the first nine months of 2020 compared to the first nine months of 2019.  Salary expense increased $12,000, or 0.2%, in the first nine months of 2020, while benefit expense declined $663,000 in the first nine months of 2020 compared to the first nine months of 2019 primarily due to the lower cost of the ESOP compared to the Company’s DB Plan which was frozen in October 2019 with the intent to terminate it.  The freezing of the DB Plan has reduced, but not eliminated, the ongoing expenses associated with the DB Plan until it is terminated.   Data processing expenses increased $115,000, or 9.0%, in the first nine months of 2020 compared to the first nine months of 2019, due to normal price increases associated with information technology services and additional digital services and products offered by the Company.  Deposit insurance expense decreased $121,000, or 38.2%, in the first nine months of 2020 compared to the first nine months of 2019 due to the Bank’s higher capital ratios resulting from the Company’s injection of capital into the Bank in connection with our reorganization to a stock holding company and related stock offering.  We also experienced a $234,000, or 47.2%, decline in advertising expenses.  In the third quarter of 2019, the Company incurred a $6.3 million non-recurring expense associated with the establishment and funding of the Foundation established in connection with the Company’s reorganization to a public company and stock offering.

As mentioned above and disclosed in previous public filings, the Company has frozen and intends to terminate the Bank’s participation in the DB Plan, a multi-employer, tax-qualified defined benefit pension plan.  Freezing the DB plan resulted in some immediate cost savings because future benefit accruals were stopped. However, the freeze did not impact unfunded liabilities or eliminate cost volatility. The frozen DB Plan remains subject to the interest rate, investment and demographic risks that apply to ongoing defined benefit plans. In addition, the frozen DB Plan is still subject to the same minimum funding, compliance, administrative and fiduciary requirements as an ongoing defined benefit plan.

The Company still intends to terminate the Bank’s participation in the DB Plan, which will require it to pay an amount based on the underfunded status of the plan.  As of September 30, 2020, the Company has accrued $17.5 million for this expense.  The actual termination expense of the DB Plan may be higher or lower than the amount currently accrued for by the Company depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets.  Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense over and above the amount presently accrued.  As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan.  Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future.

Income Tax Expense.  Income tax expense increased $2.5 million during the first nine months of 2020, compared to the first nine months of 2019, primarily due to a $11.6 million increase in pre-tax income.  The effective tax rate for the first nine months of 2020 was 20.2% compared to a benefit of 28.6% in the same period of 2019.

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

Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long-term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  At September 30, 2020, the Bank had $141.7 million in cash and unpledged available-for-sale investment securities for its cash needs.  The Bank had the ability to borrow an additional $56.3 million in FHLB advances based on existing collateral pledged.  First Bank Richmond’s liquidity may be supplemented if it participates in the FRB’s PPPLF pursuant to which First Bank Richmond would pledge PPP loans as collateral to obtain FRB non-recourse loans.  At September 30, 2020, we had no borrowings from the PPPLF, with the ability to borrow up to $64.9 million based on PPP loans unpledged at that date.

First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan and lease commitments. At September 30, 2020, outstanding loan and lease commitments, including unused lines and letters of credit, totaled $154.0 million, including $69.9 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2020, totaled $154.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.

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

Cash and cash equivalents decreased $23.9 million to $16.7 million as of September 30, 2020, from $40.6 million as of December 31, 2019.  Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2020. Net cash used in investing activities totaled $91.5 million during the nine months ended September 30, 2020 and consisted primarily of increases in net loans and available-for-sale securities. The $60.0 million of net cash provided by financing activities during the nine months ended September 30, 2020 was primarily the result of a $45.9 million net increase in deposits and $22.0 million net increase in FHLB advances.

As a separate legal entity from the Bank, the Company must provide for its own liquidity. At September 30, 2020, the Company, on an unconsolidated basis, had $34.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.

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

Off-Balance Sheet Activities

In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2020, we had $154.0 million in loan and lease commitments and unused lines of credit.

Capital Resources

First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2020 First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

			Required for		To Be Well
	Actual		Adequate Capital		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2020	(Dollars in thousands)
Total risk-based capital (to risk weighted assets)	$159,748	20.1%	$63,492	8.0%	$79,365	10.0%
Tier 1 risk-based capital (to risk weighted assets)	149,939	19.0	47,619	6.0	63,492	8.0
Common equity tier 1 capital (to risk weighted assets)	149,939	19.0	35,714	4.5	51,587	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	149,939	13.9	43,246	4.0	54,058	5.0

As of December 31, 2019

Total risk-based capital (to risk weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	10.0%
Tier 1 risk-based capital (to risk weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0
Common equity tier 1 capital (to risk weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	142,048	14.6	39,027	4.0	48,784	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2020 the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.   If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2020, it would have exceeded all regulatory capital requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2020, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2020, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Although the stay-at-home orders in Indiana and Ohio have terminated and phased re-opening of businesses has commenced, the majority of our employees with the ability to work remotely have been encouraged to continue doing so while continuing to provide banking services to our customers.  Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic.  We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

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

As of September 30, 2020, we hold and service a portfolio of approximately 482 PPP loans with a balance of $64.9 million. The PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the vast majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our PPP loans and risk with respect to the determination of loan forgiveness depending on the final procedures for determining loan forgiveness. Further, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans.  PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans and PPP agents seeking fees from PPP lenders for assisting borrowers in securing PPP loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable

(b)Not applicable

(c)On July 8, 2020, the Company announced that the Board of Directors authorized the repurchase of up to 676,311 shares, or approximately 5% of the Company’s then outstanding common shares.  This repurchase program will expire on July 8, 2021, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2020:

			Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
	Total number of shares purchased	Average price paid per share

July 1, 2020 - July 31, 2020	16,962	$11.44	16,962	659,349
August 1, 2020 - August 31, 2020	320,882	11.43	320,882	338,467
September 1, 2020 - September 30, 2020	244,235	11.28	244,235	94,232
	582,079	$11.37	582,079	94,232

(d)

Subsequent to September 30, 2020, the Company completed its previously announced stock repurchase program, repurchasing the remaining 94,232 shares at an average price of $11.07 per share.  On October 21, 2020, the Board of Directors of the Company authorized a second stock repurchase program for up to 664,969 shares, or approximately 5%, of its outstanding shares. See “Item 5. Other Information” in Part II of this report below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 21, 2020, the Board of Directors of the Company authorized a second stock repurchase program for up to 664,969 shares, or approximately 5%, of its outstanding shares.  Under this second stock repurchase program, which will commence on November 16, 2020 and expire on November 16, 2021 unless completed sooner, the Company intends to repurchase shares through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  The actual timing, number and value of shares repurchased under our stock repurchase programs will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The stock repurchase plans do not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time.

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

10.1

Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan (included as Appendix A to the Registrant’s definitive proxy statement filed with the SEC on July 28, 2020 (File No. 001-38956) and incorporated herein by reference).

10.2

Form of Incentive Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.3

Form of Non-qualified Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.4

Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0

The following materials for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 13, 2020	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 13, 2020	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)