Form 10-K
period 2020-12-31
Richmond Mutual Bancorporation, Inc.
filed 2021-03-31
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $149.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 26, 2021, there were 13,052,116 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Shareholders.

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
On February 6, 2019, the Board of Directors of the MHC, the parent mutual holding company of Richmond Mutual Bancorporation-Delaware, adopted a Plan of Reorganization and Stock Offering (the “Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and by the Indiana Department of Financial Institutions (the “IDFI”), as well as the voting members of the MHC at a special meeting of members held on June 19, 2019. Pursuant to the Plan, upon completion of the transaction, the MHC would convert from a mutual holding company to the stock holding company corporate structure, the MHC and Richmond Mutual Bancorporation-Delaware would cease to exist, and First Bank Richmond would become a wholly owned subsidiary Richmond Mutual Bancorporation-Maryland.  The transaction was completed on July 1, 2019.  In connection with the related stock offering, which was also completed on July 1, 2019, Richmond Mutual Bancorporation-Maryland sold 13,026,625 shares of common stock at $10.00 per share, for gross offering proceeds of approximately $130.3 million in its subscription offering and contributed 500,000 shares and $1.25 million to a newly formed charitable foundation, the First Bank Richmond, Inc. Community Foundation (the “Foundation”).
Richmond Mutual Bancorporation-Maryland is regulated by the Federal Reserve Board and the IDFI.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $157.3 million at December 31, 2020.
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
At December 31, 2020, on a consolidated basis, we had $1.1 billion in assets, $736.4 million in loans and leases, net of allowance, $693.0 million in deposits and $192.7 million in stockholders’ equity.  At December 31, 2020, First Bank Richmond’s total risk-based capital ratio was 21.9%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2020, we reported net income of $10.0 million, compared to a net loss of $14.1 million for the year ended December 31, 2019.  Our results of operations for the year ended December 31, 2019 were affected by the following non-recurring charges: (i) a $14.3 million estimated after tax charge associated with the freezing and intended termination of our defined benefit plan; (ii) an after tax charge of $4.9 million associated with our contribution to the Foundation which was formed in connection with our reorganization and stock offering completed on July 1, 2019, and (iii) an after tax charge of $1.3 million related to the adoption of a nonqualified deferred compensation plan in the second quarter of 2019.
Market Area
Our primary market area includes Wayne and Shelby counties in Indiana and Shelby, Miami, and Franklin counties in Ohio. We conduct our business through 12 full service and one limited-service banking offices, with seven full-service and one limited-service offices located in Indiana and five offices situated in Ohio. Our main full-service banking office and four other branch offices are located in Richmond (Wayne County), Indiana. We operate two other offices in Wayne County in the towns of Cambridge City and Centerville, and one office in Shelbyville (Shelby County), Indiana, which is situated approximately 25 miles southeast of Indianapolis. Through Mutual Federal, a division of First Bank Richmond, we operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy, Ohio (Miami County). We also operate a loan production office in Columbus (Franklin County), Ohio that focuses on commercial and multi-family real estate lending. Administrative, trust and wealth management services are provided at our Corporate Office/Financial Center located in Richmond, Indiana.
Indiana. Wayne County had an estimated population in 2020 of 65,400 with a median household income of approximately $47,200. The unemployment rate in December 2020 was 4.2% in Wayne County, as compared to the national and state unemployment rates of 6.5% and 4.0%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital, and Primex Plastics Corporation. First Bank Richmond operates eight banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 34,800 in 2020 with a median household income of approximately $41,600. It is favorably located with excellent highway access and has over 6.0 million people within a 100-mile radius. Manufacturing is the primary source of employment, followed by health care and food service.

The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,750 with a median household income of approximately $40,200 in 2020. The workforce in this community is primarily composed of factory workers and employees in the agricultural sector. Centerville had an estimated population of 2,650 with a median household income of approximately $51,600 in 2020. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2020 of 44,900 with a median household income of approximately $67,500. Shelbyville, which had an estimated population of 19,900 with a median household income of $58,800, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing and retail trade are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 3.2% in December 2020 compared to 2.6% in December 2019.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial and multi-family real estate lending.
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2020 of 20,900 with a median household income of approximately $60,100. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Emerson Climate Technologies, Airstream, Plastipak Packaging, and Wilson Health. The unemployment rate in Shelby County was 4.3% in December 2020 compared to 3.3% in December 2019.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2020 of 108,000 with a median household income of approximately $66,500. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2020 of 27,000 with a median household income of approximately $61,800, while Piqua had a population of 21,000 with a median household income of approximately $52,400. Manufacturing is the leading industry employment sector in Miami County, followed by retail trade and health care and social services. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 4.3% in December 2020 compared to 3.4% in December 2019.
Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 14th most populous city in the United States with an estimated population in 2020 of 908,600 and a median household income of approximately $57,800. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.
The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2020 was 4.7% for the entire Columbus metropolitan area and 4.9% for Franklin County, compared to 3.2% for the entire Columbus metropolitan area and 3.1% for Franklin County in December 2019.
Lending Activities
We offer a full range of lending products, including multi-family and commercial real estate loans (including owner and nonowner-occupied real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), construction and development loans, residential real estate loans, including home equity loans and lines of credit, and consumer loans. We also engage in lease financing which consists of direct financing leases and is used by our commercial customers to finance purchases of equipment. We offer consumer loans, predominantly as an accommodation to our customers, secured by personal assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Lending activities originate from the relationships and efforts of our bankers.
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2020, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $24.4 million.  As of December 31, 2020, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2020, our largest lending relationship with one borrower was for $16.5 million consisting of five commercial real estate loans secured by five separate hotels, three in the Dayton, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2020.
Our lending is subject to written underwriting standards and origination procedures set forth in First Bank Richmond’s loan policy. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan information is primarily designed to determine the borrower’s ability to repay the requested loan, and the more significant items are verified through use of credit reports, bank statements and tax returns. Loans containing a policy exception have the exception noted in the credit file accompanied by a statement as to the reason for granting the exception. Exceptions must be approved in accordance with First Bank Richmond’s loan policy.
All loan approval amounts are based on the aggregate debt, including total commitments outstanding and the proposed loan to the individual borrower and any related entity. In compiling the aggregate debt for determining the adequacy of an officer’s loan authority for commercial lending and leases, the following may be excluded: (i) consumer debt not to exceed $100,000, as long as the collateral is in the primary borrower’s name; and (ii) permanent first mortgage on the borrower’s primary residence, as long as the primary residence is in the name of the borrower.
First Bank Richmond’s board of directors has the responsibility for approving, on an annual basis, specific lending authority for individual officers, combinations of officers, or loan committees. Garry Kleer, President and Chief Executive Officer of First Bank Richmond, has individual authorization to approve any loan up to $1.5 million. Dean Weinert, President of Mutual Federal, a division of First Bank Richmond based in Ohio, has individual authorization to approve residential mortgage, commercial and consumer loans up to $1.5 million. The lending authorities of our other officers range from $50,000 to $1.0 million, and is granted based upon the ability and experience and need of the individual loan officers, relative to the degree of risk and level of expertise required for handling the different types of loans. Loans that exceed the lending authority of the individual loan officer with exposure up to $1.5 million can be approved by the recommending loan officer and by any one of four designated senior loan officers. Additionally, loans in excess of $1.5 million and up to $2.5 million can be approved by the recommending loan officer and two designated senior loan officers.
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
Loans in excess of $5.0 million up to our legal lending limit must be approved by (i) a majority vote of the members of the Executive Loan Committee present at the meeting (which committee consists of the First Bank Richmond board of directors (excluding Director Jeffrey Jackson), Dean Weinert, Paul Witte and two members of the Mutual Federal Advisory Board), or (ii) if occurring outside an Executive Loan Committee meeting, five members of the Executive Loan Committee. All new loans or renewals to relationships graded “substandard” or below in excess of $1.0 million must be approved by the Executive Loan Committee.

Loan and Lease Portfolio Composition. The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan and lease losses) as of the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential(1)	$127,108	16.99%	$131,294	18.90%	$132,492	20.05%	$128,773	22.86%	$129,336	27.64%
Home equity lines of credit	5,982	0.80	6,996	1.01	7,214	1.09	7,245	1.29	7,370	1.58
Multi-family	55,998	7.48	66,002	9.50	43,816	6.63	63,701	11.31	32,624	6.97
Commercial	247,564	33.08	229,410	33.01	211,237	31.97	162,218	28.80	120,098	25.67
Construction and development	58,424	7.81	53,426	7.69	72,955	11.04	27,944	4.96	18,788	4.02
Total real estate loans	495,076	66.16	487,128	70.11	467,714	70.78	389,881	69.22	308,216	65.88

Consumer loans	13,257	1.77	13,534	1.95	13,520	2.05	11,628	2.06	10,858	2.32

Commercial business loans and leases:

Commercial and industrial	122,831	16.41	84,549	12.17	71,854	10.87	61,753	10.97	55,352	11.83
Direct financing leases	117,171	15.66	109,592	15.77	107,735	16.30	99,940	17.75	93,433	19.97
Total commercial business loans and leases	240,002	32.07	194,141	27.94	179,589	27.17	161,693	28.72	148,785	31.80

Total loans and leases	748,335	100.00%	694,803	100.00%	660,823	100.00%	563,202	100.00%	467,859	100.00%

Less:
Deferred fees and discounts	1,349		456		468		473		436
Allowance for loan and lease losses	10,586		7,089		5,600		4,800		5,246
Total loans and leases receivable, net	$736,400		$687,258		$654,755		$557,929		$462,177
(1)Includes $3.6 million and $4.5 million of loans secured by second mortgages on residential properties at December 31, 2020 and 2019, respectively.
Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2020 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan and lease losses.

	Consumer		Commercial and Industrial		Construction		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2021 (1)	$1,560	4.09%	$25,590	4.26%	$17,000	4.46%	$44,150	4.34%
2022	1,205	5.08	4,112	4.44	7,746	4.25	13,063	4.39
2023	1,897	5.25	4,694	4.34	5,916	4.28	12,507	4.45
2024 and 2025	5,607	4.89	59,455	2.02	2,844	3.97	67,906	2.34
2026 to 2030	1,879	4.24	8,702	4.47	17,170	4.53	27,751	4.49
2031 to 2035	1,068	6.01	10,032	5.34	3,862	5.54	14,962	5.44
2036 and following	41	3.75	10,246	4.61	3,886	4.41	14,173	4.55
Total	$13,257	4.86%	$122,831	3.32%	$58,424	4.48%	$194,512	3.77%
(1)Includes demand loans, loans having no stated maturity and overdraft loans.
The total amount of loans set forth in the table above due after December 31, 2021 which have pre-determined or fixed interest rates is $84.9 million, while the total amount of loans due after this date which have floating or adjustable interest rates is $65.4 million.
Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last eight years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2020, $133.1 million, or 17.8%, of our total loan and lease portfolio was secured by residential real estate, consisting of $123.5 million of one- to four-family residential real estate loans, $3.6 million of home equity loans, and $6.0 million of home equity lines of credit.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2020, 68.7% of our one- to four-family residential real estate loans were fixed-rate loans and 31.3% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate noninterest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. Our pricing strategy for mortgage loans includes establishing interest rates that are competitive with other financial institutions and consistent with our internal asset and liability management objectives. During the year ended December 31, 2020, we originated $113.6 million one- to four-family fixed-rate mortgage loans and $11.2 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $102.9 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”
We also make a limited amount of Federal Housing Administration (“FHA”) loans, U.S. Department of Veterans Affairs (“VA”) loans and U.S. Department of Agriculture (“USDA”) loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. During the year ended December 31, 2020, we originated and sold $622,000 in the aggregate of FHA, VA and USDA loans.
Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2020, $25.6 million or 19.2% of our one- to four-family loan portfolio consisted of jumbo loans.
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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $93,000 at December 31, 2020.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2020, home equity loans totaled $3.6 million, or 0.5% of our total loan and lease portfolio.
Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2020, home equity lines of credit totaled $6.0 million, or 0.8% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $2.3 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2020, unfunded commitments on home equity lines of credit totaled $12.3 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $129.8 million in one- to four- family loans, including home equity loans and lines of credit, originated in 2020, only $1.7 million, or 1.3%, were to borrowers with a credit score under 660.
Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2020, $303.6 million or 40.6% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $95.9 million, or 12.8% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $56.0 million of the $303.6 million commercial and multi-family real estate loan portfolio, or 7.5% of our total loan and lease portfolio, at December 31, 2020.  Of the remaining $247.6 million of this portfolio, approximately $156.9 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2020, our purchased multi-family and commercial real estate loan participations totaled $20.6 million, or 6.8% of our total multi-family and commercial real estate loan portfolios.
Multi-family and commercial real estate loans generally are priced at a higher rate of interest than one- to four-family residential loans. Typically, these loans have higher loan balances, are more difficult to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans. Often payments on loans secured by commercial or multi-family properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statements.
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2020, 12.9% of our multi-family and commercial real estate loans were fixed-rate loans and 87.1% were adjustable-rate loans.
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
In addition, we generally require a Phase I Environmental Audit as a condition of making all multi-family and commercial real estate loans in excess of $1.0 million, which audit is performed by a qualified environmental consulting firm. The Phase I Environmental Audit includes appropriate inquiry into previous ownership and uses of the real estate to satisfactorily comply with the “Innocent Landowner Defense Amendment” to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The results and recommendations of the audit must be acceptable to us prior to loan closing.  For loans less than $1.0 million but greater than $150,000, a full Phase I Environmental Audit is not required, although an environmental investigation is typically performed by qualified bank personnel or a third party to determine if a full Phase I Environmental Audit should be done.
At December 31, 2020, the average loan size of our outstanding multi-family and commercial real estate loans was $750,000, and the largest of such loans was a $10.4 million loan secured by a first mortgage on an office building located in the Columbus, Ohio metropolitan area. This loan was performing in accordance with its repayment terms at December 31, 2020. We had 28 other commercial and multi-family real estate loans with an outstanding balance in excess of $3.0 million at December 31, 2020, all of which were performing in accordance with their repayment terms at December 31, 2020.  Our largest lending relationship with one borrower at December 31, 2020 was for $16.5 million consisting of five commercial real estate loans secured by five separate hotels, three in the Dayton, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2020.
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
The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2020 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$23,553	$35,403	$—	$58,956	19.6%
Multi-family/Apartment buildings	28,471	27,180	347	55,998	18.4
Hotels	27,245	27,516	—	54,761	18.0
Industrial buildings	28,446	14,653	—	43,099	14.2
Retail	19,079	15,320	—	34,399	11.3
Medical	14,368	—	—	14,368	4.7
Automotive	12,125	443	—	12,568	4.1
Restaurants	5,628	3,451	—	9,079	3.0
Campgrounds/Golf Courses/Leisure Activities	6,511	—	—	6,511	2.1
Agricultural	3,691	513	—	4,204	1.4
Other	3,040	4,091	2,488	9,619	3.2
Total	$172,157	$128,570	$2,835	$303,562	100.0%

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2020, we had $122.8 million of commercial and industrial loans, representing 16.4% of our total loan and lease portfolio, including $48.2 million of unsecured commercial and industrial loans (which includes PPP loans discussed below).

Included in the $122.8 million of commercial and industrial loans discuss above are $43.3 million of loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration (“SBA”). The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two- year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 482 PPP loans totaling $64.9 million during 2020. At December 31, 2020, we have submitted 263 PPP loans for a total of $40.0 million to the SBA for forgiveness, of which $21.6 million has been forgiven by the SBA as of December 31, 2020.
The terms of our commercial and industrial loans, excluding PPP loans, vary by purpose and by type of underlying collateral. We typically make equipment loans for a term of five years or less at fixed or adjustable rates, with the loan fully amortized over the term. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as an SBA guarantee, is obtained. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory and personal guarantees of the principals of the business. The interest rates charged on loans vary with the degree of risk and loan amount and are further subject to competitive pressures, money market rates, the availability of funds and government regulations. For loans secured by accounts receivable and inventory, principal is typically repaid as the assets securing the loan are converted into cash (monitored on a monthly or more frequent basis as determined necessary in the underwriting process), and for loans secured with other types of collateral, principal is typically due at maturity.
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
At December 31, 2020, the average loan size of our outstanding commercial and industrial loans was $181,000, and our largest outstanding commercial and industrial loan was a capital improvement loan totaling $7.9 million to an equipment holding and leasing company located in Bremen, Ohio secured by a first lien on equipment.  This loan was performing in accordance with its repayment terms at December 31, 2020.  We had seven other commercial and industrial loans with an outstanding balance in excess of $3.0 million at December 31, 2020, all of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2020, our construction and development loan portfolio totaled $58.4 million, or 7.8% of our total loan and lease portfolio, consisting of $56.3 million in commercial construction loans and $2.1 million in residential construction loans.  At December 31, 2020, we had unfunded construction loan commitments totaling $52.1 million and $761,000 in commercial and residential construction loans, respectively.
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
Our commercial construction loans have terms that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $1.0 million at December 31, 2020.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout.  At December 31, 2020, $17.6 million, or 31.3%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. We do not make speculative construction loans to a builder for homes that are not pre-sold.  The average outstanding residential construction loan balance was approximately $132,000 at December 31, 2020.
Residential construction loans are made with a maximum loan-to-value ratio of the lower of 80% of the cost or appraised value at completion. Commitments to fund residential construction loans generally are made subject to an appraisal of the property by an independent licensed appraiser. Loan proceeds are disbursed after inspection by a third-party inspector based on the percentage of completion method.
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
At December 31, 2020, our largest construction and land development loan had an outstanding balance of $5.3 million and was secured by a first mortgage on a 108-unit apartment development in the Columbus, Ohio metropolitan area.  At December 31, 2020, this loan was performing according to its repayment terms. We had six other construction and development loans with an outstanding balance in excess of $3.0 million at December 31, 2020, all of which were performing in accordance with their repayment terms at that date.
Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $200,000 (with an average size of $45,000) with terms of 24 to 72 months. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2020, our direct finance leasing portfolio totaled $117.2 million, or 15.7% of our total loan and lease portfolio.

At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment.
To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one person shops and others more established companies, with most of the volume coming from less than 20 referral sources that we know well. We have operated with this model since we commenced leasing operations in 1989 and have developed strong procedures to minimize fraud and concentration risk. The leases are processed by us through our lease origination software, which allows brokers to populate the fields with customer information and attach credit documentation, streamlining the data collection process. There is no automated approval process. Each lease application is reviewed by a credit administrator and then sent to a credit underwriter for review and approval. We have procedures in place to check and underwrite all the data we receive from the brokers and third-party originators, including ensuring that the potential lessee is operating from the location given and tracking the performance of each vendor.
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
At December 31, 2020, our largest leasing relationship was with the State of Arkansas consisting of more than 3,000 leases totaling approximately $10.0 million in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2020, our consumer loan portfolio totaled $13.3 million, or 1.8% of our total loan and lease portfolio, including $2.2 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2020, we originated $274.7 million of fixed rate loans and leases and $129.9 million of adjustable-rate loans, compared to $147.0 million of fixed rate loans and leases and $91.9 million of adjustable-rate loans during the year ended December 31, 2019.

The following tables provide information regarding our origination for the dates indicated:

	2020
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential real estate(1)	$113,553	$11,200	$124,753
Home equity lines of credit	2,377	2,672	5,049
Multi-family and commercial real estate	5,663	38,899	44,562
Construction and development	13,618	52,485	66,103
Consumer	6,498	50	6,548
Commercial and Industrial	71,834	24,588	96,422
Direct finance leasing	61,122	—	61,122
Total	$274,665	$129,894	$404,559
(1)Includes $1.0 million of fixed-rate and no adjustable-rate loans secured by second mortgages on residential properties.

	2019
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential real estate(1)	$42,172	$4,460	$46,632
Home equity lines of credit	2,329	1,264	3,593
Multi-family and commercial real estate	3,905	38,237	42,142
Construction and development	31,656	26,425	58,081
Consumer	6,734	—	6,734
Commercial and Industrial	8,735	21,534	30,269
Direct finance leasing	51,501	—	51,501
Total	$147,032	$91,920	$238,952
(1)Includes $4.5 million of fixed-rate and no adjustable-rate loans secured by second mortgages on residential properties.

As reflected in the tables above, loan and lease originations increased $165.6 million or 69.3%, to $404.6 million during 2020 compared to $239.0 million during 2019, primarily due to increases in residential real estate loan and commercial and industrial loan originations. Demand for one-to-four family loans grew significantly in 2020 as homeowners, taking advantage of historically low interest rates, refinanced their homes. In addition, the pandemic increased demand for single-family homes and away from large apartment complexes and city living. The increase in commercial and industrial loan originations was due to PPP loans.
We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2020, 2019 and 2018, we sold $103.9 million, $27.2 million, and $20.7 million of one- to four-family residential real estate loans, respectively.

We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2020, we had 34 loans totaling $29.3 million in which we were not the lead lender. All of these participation loans were performing in accordance with their original repayment terms at December 31, 2020, except for a $1.1 million commercial real estate participation loan more than 90 days past due and still accruing that is working towards resolution by the lead bank. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification.  Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
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
Loan officers are required to complete a “problem loan workout report” on all loans over $500,000 that are rated as criticized or classified. The plans outlined in these reports detail the specific strategies proposed to resolve the defined credit weaknesses, the current condition of the relationship, identify the specific sources of repayment, give a current valuation of all collateral, the position we hold in all collateral, an analysis of all current financial information including cash flows, a timeline for specific actions to occur in the workout plan and set guidelines that would trigger consideration for grading changes. The reports also include an up-to-date accounting for any expenses that have been incurred on that account. Additional trigger dates for legal proceedings and or foreclosure action are generally discussed in the report in detail. In most cases a decision to foreclose or pursue other legal action on a problem credit will be determined at 120 days past due. In some cases, however, it may be in First Bank Richmond’s best interests to delay such action. The reason for delays is discussed and a trigger date established for final action.
Loans and Leases Past Due and Nonperforming Assets. Loans and leases are reviewed on a regular basis. Management determines that a loan or lease is impaired or nonperforming when it is probable at least a portion of the loan or lease will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan or lease is determined to be impaired, the measurement of the loan or lease in the allowance for loan and lease losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-

accrual loans and leases are loans and leases for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans and leases that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection.
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
Delinquent Loans and Leases. The following table shows our delinquent loans and leases by the type of loan or lease and number of days delinquent as of December 31, 2020.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Loans Delinquent 60 Days or More
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in thousands)
Real Estate Loans:
Residential(1)	7	$243	0.2%	53	$2,680	2.1%	60	$2,923	2.3%
Home equity lines of credit	1	15	0.3	2	25	0.4	3	40	0.7
Multi-family	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	2	1,177	0.5	2	1,177	0.5
Construction or development	1	4,900	8.4	—	—	—	1	4,900	8.4

Total Real Estate Loans	9	5,158	1.0	57	3,882	0.8	66	9,040	1.8

Consumer	4	129	1.0	6	317	2.4	10	446	3.4
Commercial and industrial	2	203	0.2	4	439	0.4	6	641	0.5
Direct financing leases	2	65	0.1	—	—	—	2	65	0.1

Total	17	$5,555	0.7%	67	$4,638	0.6%	84	$10,193	1.4%
(1)Includes loans secured by first and second mortgages on residential properties.
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
Nonperforming loans and leases totaled $4.8 million or 0.64% of total loans and leases at December 31, 2020 and $3.8 million or 0.55% of total loans and leases at December 31, 2019.
Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Bank Richmond grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2020.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2020, we had $541,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure at December 31, 2020.  Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2020, we had no loans or leases classified as accruing troubled debt restructurings.
Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan and lease losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $32,000 in foreclosed assets at December 31, 2020.
Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. The improvement in total non-performing assets from 2016 through 2020 resulted primarily from the resolution of older non-performing commercial real estate loans most of which were secured by property located outside our primary market area. Foreclosed assets include assets acquired in settlement of loans.

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual loans and leases:
Residential(1)	$214	$315	$357	$320	$844
Commercial real estate	76	342	743	181	2,032
Commercial and industrial	493	494	1,177	2,609	2,557
Direct financing leases	20	74	202	25	124
Total non-accruing loans and leases(2)	803	1,225	2,479	3,135	5,557

Accruing loans and leases delinquent more than 90 days:
Residential(1)	2,554	2,256	1,913	1,310	1,961
Home equity lines of credit	25	15	15	—	—
Commercial real estate	1,100	—	—	—	—
Construction and development	—	249	—	—	—
Consumer	317	15	38	—	38
Commercial and industrial	—	3	130	68	8
Direct financing leases	—	49	—	—	—
Total accruing loans and leases delinquent more than 90 days	3,996	2,587	2,096	1,378	2,007
Total non-performing loans and leases	4,800	3,812	4,575	4,513	7,564

Foreclosed assets:
Residential(1)	32	—	176	34	72
Commercial real estate	—	—	—	—	3,672
Total foreclosed assets	32	—	176	34	3,744

Total non-performing assets	$4,831	$3,812	$4,751	$4,547	$11,308

Troubled debt restructurings (accruing):
Commercial and industrial	—	—	—	—	152
Total trouble debt restructuring (accruing)	$—	$—	$—	$—	$152

Total non-performing loans to total loans	0.64%	0.55%	0.69%	0.80%	1.62%
Total non-performing assets to total assets	0.45%	0.39%	0.56%	0.60%	1.63%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.45%	0.39%	0.56%	0.60%	1.65%
(1)Includes loans secured by first and second mortgages on residential properties.
(2)Non-accrual loans and leases include $541,000, $598,000, $1.6 million, $2.7 million and $2.8 million, of troubled debt restructurings for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Interest income that would have been recorded for the year ended December 31, 2020 had non-accruing loans been current according to their original terms amounted to $69,000, of which none was recorded.

Other Loans and Leases of Concern.   Other loans and leases of concern are those loans and leases that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes us concerns as to their ability to comply with their loan repayment terms. Potential problem loans and leases, not included in the non-performing asset table above, totaled $4.3 million at December 31, 2020, with the largest other loan of concern totaling $1.0 secured by a second mortgage on an office building in Indianapolis, Indiana.

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
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2020	2019	2018
	(In thousands)
Watch and special mention	$17,418	$13,473	$3,782
Substandard	7,638	8,072	7,695
Doubtful	20	74	202
Loss	—	—	—
Total classified assets	$25,076	$21,619	$11,679
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

As an integral part of their examination process, the IDFI and the FDIC will periodically review our allowance for loan and lease losses, and as a result of such reviews, we may have to adjust our allowance for loan and lease losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan and lease losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
Allowance for Loan and Lease Losses. The following table sets forth an analysis of our allowance for loan and lease losses at the dates and for the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of period:	$7,089	$5,600	$4,800	$5,394	$5,246

Charge-offs:
Real estate loans:
Residential(1)	36	66	121	1,842	772
Home equity	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	15	—	—	81
Construction and development	—	—	—	—	15
Total real estate loans	36	81	121	1,842	868

Consumer loans	151	123	57	57	92

Commercial business:
Commercial and industrial	—	909	1,033	265	225
Direct financing leases	408	315	454	304	345
Total commercial business loans and leases	408	1,224	1,487	569	570
Total charge offs	595	1,428	1,665	2,468	1,530

Recoveries:
Real estate loans:
Residential(1)	43	64	137	101	57
Home equity	4	—	2	2	2
Multi-family	—	—	—	—	—
Commercial	37	19	308	38	141
Construction and development	27	—	17	35	17
Total real estate loans	111	83	464	176	217

Consumer loans	21	26	31	29	30

Commercial business:
Commercial and industrial	69	10	26	21	40
Direct financing leases	121	198	264	278	236
Total commercial business loans and leases	190	208	290	299	276
Total recoveries	322	317	785	504	523

Net charge-offs	273	1,111	880	1,964	1,007
Additions charged to operations	3,770	2,600	1,680	1,370	1,155
Balance at end of period	$10,586	$7,089	$5,600	$4,800	$5,394

Net charge-offs during the period to average loans outstanding during the period	0.04%	0.16%	0.14%	0.38%	0.23%

Net charge-offs during the period to average non-performing assets	6.57%	26.10%	18.93%	24.77%	7.89%

Allowance as a percentage of non- performing assets	220.57%	185.97%	117.87%	105.56%	47.70%

Allowance as a percentage of total gross loans and leases receivable (end of period)	1.42%	1.02%	0.85%	0.85%	1.15%
(1)Includes loans secured by first and second mortgages on residential properties.
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

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential(1)	$270	18.3%	$109	20.0%	$139	21.1%	$257	24.2%	$359	29.2%
Commercial(2)	7,797	47.8	4,564	50.1	3,147	49.7	2,424	45.0	1,829	36.7
Total real estate loans	8,067	66.1	4,673	70.1	3,286	70.8	2,681	69.2	2,188	65.9

Consumer loans	217	1.8	138	2.0	108	2.0	119	2.1	128	2.3

Commercial business loans and leases:
Commercial and industrial	1,248	16.4	1,852	12.1	1,817	10.9	1,663	11.0	1,421	11.8
Direct financing leases	1,054	15.7	426	15.8	389	16.3	337	17.7	1,657	20.0
Total commercial business loans and leases	2,302	32.1	2,278	27.9	2,206	27.2	2,000	28.7	3,078	31.8

Total loans and leases	$10,586	100.0%	$7,089	100.0%	$5,600	100.0%	$4,800	100.0%	$5,394	100.0%
(1)Includes residential mortgage loans, home equity loans and lines of credit, and residential construction loans.
(2)Includes commercial and multi-family real estate loans and commercial construction loans.

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
Investment Activities
General. First Bank Richmond has the legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Indianapolis, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock.
The objectives of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to maximize the rate of return on invested funds within the context of our interest rate and credit risk objectives. First Bank Richmond’s board of directors is responsible for adopting our investment policy. The strategies utilized to meet the objective of our investment policy are established by our Asset/Liability Committee, which consists of at least three board members, the President and Chief Executive Officer, and the Chief Financial Officer of First Bank Richmond. The Asset/Liability Committee meets quarterly, or more often if necessary, to ensure that investment policies and strategies are consistent with both First Bank Richmond’s investment guidelines and market conditions. The Asset/Liability Committee reviews the investment policy at least annually and recommends any revisions, if necessary, to the board of directors of First Bank Richmond.

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

In April 2020, First Bank Richmond created a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”) to hold a majority of its investment portfolio and take advantage of certain tax benefits. FB Richmond Holdings, a Nevada corporation, holds, services, manages and invests that portion of First Bank Richmond’s investment portfolio as may be transferred from time to time by First Bank Richmond to FB Richmond Holdings. FB Richmond Holdings’ investment policy, for the most part, mirrors that of First Bank Richmond’s investment policy. FB Richmond Holdings has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer of the Company serve on the board of directors of FB Richmond Holdings. At December 31, 2020, we had, on a consolidated basis, $244.5 million of securities, at fair value, classified as available-for-sale, $12.2 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading. At that date, FB Richmond Holding managed $256.7 million of our total investment portfolio.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2020.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $9.0 million at December 31, 2020.  For the year ended December 31, 2020, First Bank Richmond received a total of $285,000 in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

The table below sets forth information regarding the composition of our securities portfolio and other investments at the dates indicated. At December 31, 2020, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2020		2019		2018
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)
Securities available for sale:
SBA pools and federal agencies	$22,043	$22,057	$39,259	$39,020	$40,812	$38,010
State and municipal obligations	93,616	96,285	45,635	45,840	30,531	29,789
Government sponsored mortgage-backed securities	124,139	126,150	117,769	116,911	56,945	54,670
Other	13	13	13	13	13	13
Total securities available for sale	239,811	244,505	202,676	201,784	128,301	122,482

Securities held to maturity:
State and municipal obligations	12,225	12,520	15,917	16,156	18,580	18,543
Other(1)	—	—	—	—	2,500	5,110
Total securities held to maturity	12,225	12,520	15,917	16,156	21,080	23,653

FHLB stock	9,050	9,050	7,600	7,600	6,561	6,561

Total investment securities	$261,086	$266,075	$226,193	$225,540	$155,942	$152,696
(1)Consisted of trust preferred securities issued by the MHC through a statutory trust. Following completion of the reorganization and stock offering on July 1, 2019, we redeemed these trust preferred securities utilizing a portion of the net proceeds from our initial public offering. See “–Source of Funds - Borrowed Funds” below.
Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2020.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	1 year or less		Over 1 year to 5 years		Over 5 to 10 years		Over 10 years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government, SBA pools and federal agency	$—	—%	$—	—%	$11,582	1.44%	$10,461	1.68%	$22,043	1.55%	$22,057
State and municipal obligations	933	2.36	5,864	2.61	14,733	2.41	72,086	2.05	93,616	2.14	96,285
Government sponsored mortgage-backed securities	—	—	—	—	6,953	1.37	117,186	1.01	124,139	1.03	126,150
Other	—	—	—	—	—	—	13	—	13	—	13
Total securities available for sale	933	2.36	5,864	2.61	33,268	1.85	199,746	1.42	239,811	1.51	244,505

Securities held to maturity:
State and municipal obligations	2,931	2.49	6,207	2.85	2,027	3.91	1,060	4.96	12,225	3.12	12,520
Other(1)	—	—	—	—	—	—	—	—	—	—	—
Total securities held to maturity	2,931	2.49	6,207	2.85	2,027	3.91	1,060	4.96	12,225	3.12	12,520
Total investment securities	$3,864	2.46%	$12,071	2.73%	$35,295	1.97%	$200,806	1.44%	$252,036	1.59%	$257,025
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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2020, our brokered deposits totaled $23.3 million, or 3.4% of total deposits, with an average interest rate of 1.81% and a 27-month weighted-average maturity, compared to $56.7 million, or 9.2% of total deposits, with an average interest rate of 1.97% and a 10-month weighted-average maturity at December 31, 2019.  Our reliance on brokered deposits may increase our overall cost of funds.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive markets in which we operate, which include numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates. Additionally, we concentrate on gathering deposits from both existing commercial loan clients and new commercial prospects which positively impacts our lower cost deposits and assists in retaining full-service clients. At December 31, 2020, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $620.1 million, representing 89.6% of total deposits.

Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $286.4 million or 41.3% of our total deposits at December 31, 2020.  Approximately 69.2% ($479.6 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2020, with 83.2% ($398.9 million) of those deposits held in our five Richmond, Indiana offices. Overall, $516.8 million or 74.6% of our total deposits were held in Indiana branches and $176.2 million or 25.4% were held in Ohio branches as of December 31, 2020.
The Federal Reserve Board generally requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. In response to the COVID-19 pandemic the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020.
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)

Beginning balance	$617,219	$620,637	$560,395
Net deposits (withdrawals)	69,443	(11,436)	54,594
Interest credited	6,383	8,018	5,648
Ending balance	$693,045	$617,219	$620,637

Net increase (decrease)	$75,826	$(3,418)	$60,242

Percent increase (decrease)	12.3%	(0.6)%	10.7%

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2020		2019		2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits	$240,716	34.7%	$164,275	26.6%	$159,460	25.7%
Savings	95,033	13.7	73,471	11.9	68,627	11.0
Money market	114,827	16.6	98,058	15.9	84,129	13.6

Total non-certificates	450,576	65.0	335,804	54.4	312,216	50.3

Certificates:

0.00 – 1.00%	98,017	14.1	28,638	4.6	28,266	4.6
1.01 – 2.00%	96,107	13.9	98,382	15.9	135,637	21.9
2.01 – 3.00%	37,847	5.5	143,158	23.2	143,327	23.0
3.01 – 4.00%	10,498	1.5	11,237	1.8	1,191	0.2
Over 4.00%	—	—	—	—	—	—

Total certificates	242,469	35.0	281,415	45.6	308,421	49.7

Total deposits	$693,045	100.0%	$617,219	100.0%	$620,637	100.0%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2020.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	Over 3.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2021	$8,336	$7,375	$9,859	$1,541	$27,111	11.18%
June 30, 2021	12,471	5,705	6,218	—	24,394	10.06
September 30, 2021	6,503	9,621	1,215	17	17,356	7.16
December 31, 2021	20,822	12,371	687	—	33,880	13.97
March 31, 2022	24,172	24,187	2,245	—	50,604	20.87
June 30, 2022	14,469	13,329	2,898	—	30,696	12.66
September 30, 2022	807	6,958	3,508	—	11,273	4.65
December 31, 2022	880	4,486	5,057		10,423	4.30
March 31, 2023	126	863	992	—	1,981	0.82
June 30, 2023	122	1,108	1,038	—	2,268	0.94
September 30, 2023	311	412	1,555	—	2,278	0.94
December 31, 2023	292	364	1,197	—	1,853	0.76
Thereafter	8,706	9,328	1,378	8,940	28,352	11.69

Total	$98,017	$96,107	$37,847	$10,498	$242,469	100.00%

Percent of total	40.42%	39.64%	15.61%	4.33%	100%
The following table indicates the amount of certificates of deposit by time remaining until maturity at December 31, 2020. Jumbo certificates of deposit require minimum deposits of $100,000.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In thousands)
Certificates of deposit less than $100,000	$9,543	$53,652	$13,022	$24,718	$100,935
Certificates of deposit of $100,000 or more	16,216	70,191	10,770	25,378	122,555
Public funds(1)	1,352	15,885	602	1,140	18,979
Total certificates of deposit	$27,111	$139,728	$24,394	$51,236	$242,469
(1)Deposits from government and other public entities.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2020, we had $170.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2020 we could borrow an additional $32.7 million from the FHLB of Indianapolis at prevailing interest rates.
FHLB advances totaling $131.0 million at a weighted, fixed interest rate of 1.38% are subject to an option by the FHLB of Indianapolis to convert, at a specified date in the future, the entire fixed-rate advance to a periodic adjustable rate. The adjustable rate would be for the remaining term of the advance at a predetermined rate based on LIBOR (London Interbank

Offer Rate).  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be pre-payable at our option, at par and without a penalty.
We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million. The line of credit expires March 2021; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2020, the current interest rate was 0.46%. There were no amounts outstanding on the line at December 31, 2020 or 2019.
The following tables sets forth information concerning balances and interest rates on our borrowings at and for the periods shown. The tables include both long- and short-term borrowings.

	Years Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Maximum balance:
FHLB advances	$194,000	$159,100	$136,500

Average balances:
FHLB advances	$175,060	$144,201	$112,678

Weighted average interest rate:
FHLB advances	1.72%	1.87%	2.22%

	At December 31,
	2020	2019	2018
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$170,000	$154,000	$136,100

Weighted average interest rate:
FHLB advances	1.63%	1.87%	2.22%

Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $157.3 million at December 31, 2020. These activities provide an additional source of fee income to First Bank Richmond and in 2020 constituted 6.9 % of our total non-interest income.
Subsidiary and Other Activities
At December 31, 2020, Richmond Mutual Bancorporation had one subsidiary, First Bank Richmond. At December 31, 2020, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds and manages a substantially all of First Bank Richmond's investment portfolio. As of December 31, 2020, the market value of securities managed was $257.0 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $86.8 million in loans.
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

Based on the most recent data provided by the FDIC, there are approximately 14 and 23 other commercial banks and savings banks, and approximately 11 and eight credit unions operating in our Indiana and Ohio market areas, respectively. As of June 30, 2020 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 13.9% and 5.4%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 8.3% and 4.2%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.
How We Are Regulated
General.  First Bank Richmond is an Indiana-chartered commercial bank. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. First Bank Richmond is subject to extensive regulation by the IDFI, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer. First Bank Richmond is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the IDFI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. In addition, First Bank Richmond is a member of and owns stock in the FHLB of Indianapolis, which is one of the 11 regional banks in the Federal Home Loan Bank System.
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

Indiana Banking Regulation. First Bank Richmond, as an Indiana commercial bank, is regulated and supervised by the Indiana Department of Financial Institutions, or the IDFI. The IDFI is required to regularly examine each state-chartered bank. The approval of the IDFI is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Indiana bank that does not operate according to the regulations, policies and directives of the IDFI may be sanctioned.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2020, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2020, First Bank Richmond’s largest aggregate amount of loans to one borrower was $16.5 million.
Dividends. Under Indiana law, First Bank Richmond is permitted to declare and pay dividends out of its undivided profits. The prior approval of the IDFI is required if the total of all dividends declared in a calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years. See “- Federal Banking Regulation — Capital Requirements,” “— Prompt Corrective Action” and “- Holding Company Regulation” for restrictions on dividends under federal law.
Assessments. As an Indiana state-chartered commercial bank, First Bank Richmond is required to pay to the IDFI a general assessment fee in connection with the regulation and supervision of First Bank Richmond. The Federal Deposit Insurance Corporation, as discussed below, charges all insured depository institutions deposit insurance assessments.
Regulatory Enforcement Authority. Any Indiana bank that does not operate according to the regulations, policies and directives of the IDFI may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The IDFI may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors' interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the IDFI may issue an order to cease and desist and impose a fine on the bank. Indiana consumer protection and civil rights statutes applicable to First Bank Richmond permit private individual and class action lawsuits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damages and attorney’s fees in the case of certain violations of those statutes.
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

The Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA"), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second calendar quarter of 2020. The rule also established a two-quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. The Bank did not elect to use the community bank leverage ratio.

At December 31, 2020, First Bank Richmond’s capital exceeded all applicable requirements including the applicable capital conservation buffer. See “Management’s Discussion and Analysis-Capital Resources” contained in Part II, Item 7 and “Note 16: Regulatory Capital” in the Notes to Consolidated Financial Statement contained in Part II, Item 8 of this Form 10-K.
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
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.
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

At December 31, 2020, First Bank Richmond met the criteria to be considered “well capitalized.”
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
Enforcement. The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state-chartered banks that are not members of the Federal Reserve System (referred to as non-member banks), including First Bank Richmond. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” It may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including, among others: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
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
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation. It has recently exercised that discretion by establishing a long-range fund ratio of 2%.
On September 30, 2018, the Deposit Insurance Fund reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-

Frank Act. Federal Deposit Insurance Corporation regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15 percent and 1.35 percent, to be applied when the reserve ratio is at or above 1.38 percent.  The Deposit Insurance Fund ratio stood at 1.29% at December 31, 2020.
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
Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the Federal Deposit Insurance Corporation, a state non-member bank, such as First Bank Richmond, has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. First Bank Richmond’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”
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
Other Regulations.  Interest and other charges collected or contracted for by First Bank Richmond are subject to state usury laws and federal laws concerning interest rates. First Bank Richmond’s operations are also subject to state and federal laws applicable to credit and other transactions, such as the:
•Truth in Lending Act, which requires lenders to disclose the terms and conditions of consumer credit;

•Real Estate Settlement Procedures Act, which requires lenders to disclose the nature and costs of the real estate settlement process and prohibits specific practices, such as kickbacks, and places limitations upon the use of escrow accounts;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.
The deposit operations of First Bank Richmond also are subject to, among others, the:
•Truth in Savings Act, which requires financial institutions to disclose the terms and conditions of their deposit accounts;
•Expedited Funds Availability Act, which requires banks to make funds deposited in transaction accounts available to their customers within specified time frames;
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•Indiana banking laws and regulations governing deposit powers and other matters.

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. First Bank Richmond complied with this requirement at December 31, 2020. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2020, no impairment of the value of the stock has been recognized. As of December 31, 2020, the Bank had $170.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2020, the Bank was in compliance with the reserve requirements.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2020, the Bank had no outstanding borrowings from the discount window.
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
An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation.  Richmond Mutual Bancorporation is also not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million and either no public float or a public float of less than $700 million). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Richmond Mutual Bancorporation has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
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
Recent Regulatory Reform

In response to the COVID-19 pandemic, the United States Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

•The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. We are applying this guidance to qualifying COVID-19 modifications. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Response” for further information about the COVID-19 modifications completed by the Bank.

•The CARES Act amended the SBA’s loan program, in which we participate, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during COVID-19. The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The CAA, 2021 which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, as a participating lender, the Bank began originating PPP loans again in January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that the United States Congress will enact supplementary COVID-19 response legislation. We continue to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under "Item 1A. Risk Factors - Risks Related to our Business."
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
Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2020, we had no capital loss carryovers.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond as a member of the same affiliated group of corporations.
State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2020, of 6.0% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. The Indiana legislature started reducing the financial institutions tax from 8.5% to 6.0% in 0.5% increments over a seven-year period that commenced in 2014. The full rate reduction to 4.9% will be phased in fully by 2023. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
First Bank Richmond is also subject to Ohio taxation in the same general manner as other financial institutions. In particular, Richmond Mutual Bancorporation and First Bank Richmond will be subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. For Ohio franchise tax purposes, financial institutions are currently taxed at a rate equal to 0.8% of apportioned net capital.
Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.
As a Maryland business corporation, Richmond Mutual Bancorporation is required to file an annual report with and pay franchise taxes to the State of Maryland.
Employees and Human Capital
As of December 31, 2020, we had 170 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2020, approximately 70% of our workforce was female and 30% male, and our average tenure was 10.5 years, a decrease of 4.5% from an average tenure of 11 years as of December 31, 2019. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes giving some employees the ability to work from home, while implementing additional safety measures for employees continuing critical on-site work.

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our average tenure — 10.5 years as of the end of the fiscal year 2020 — reflects the engagement of our employees in this core talent system tenet.
Information about our Executive Officers
Officers are elected annually to serve for a one-year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Garry D. Kleer (age 65). Mr. Kleer has served as Chairman of the Board, President and Chief Executive Officer of Richmond Mutual Bancorporation since its formation in February 2019.  Mr. Kleer joined First Bank Richmond in May 1994 and currently serves as the Chairman of the Board, President and Chief Executive Officer.  He has served as President and Chief Executive Officer of First Bank Richmond since 2001 and was appointed Chairman of the Board in January 2019.  Mr. Kleer also serves as Chairman of the Mutual Federal advisory board of directors.  Mr. Kleer began his banking career in 1978 at American Fletcher National Bank in the Career Associates Program and was promoted to Vice President and Branch Manager in 1983. In 1986, American Fletcher National Bank, the second largest banking company in Indiana at the time, was acquired by Bank One where Mr. Kleer served as a Vice President until he joined First Bank Richmond as Vice President of Commercial Lending.  His community involvement includes serving on the Boards of the Richmond Symphony Orchestra, Wayne County Revolving Loan Fund, Reid Health Foundation, Boys & Girls Club of Wayne County, Indiana Bankers Association and Wayne County Foundation.  Mr. Kleer has also served as Past President of the Boys and Girls Clubs of Wayne County.  He has been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader, and Boys and Girls Club Man and Youth Award.  Mr. Kleer earned a Bachelor of Science degree in Finance from Indiana University in 1978.  He attended the ABA Graduate School of Commercial Lending and graduated with honors from the Stonier Graduate School of Banking.  With 40 years of experience working in the banking industry, his service on the Boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Donald A. Benziger (age 67).  Mr. Benziger has served as Executive Vice President- Chief Financial Officer of Richmond Mutual Bancorporation since its formation in February 2019.  Mr. Benziger joined First Bank Richmond in 2012 as Senior Vice President-Chief Financial Officer and has served as Executive Vice President-Chief Financial Officer since 2014. Mr. Benziger has more than 40 years of experience in the financial services industry. This experience has included serving as Chief Financial Officer at several public companies, including SEC registrants. His responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting, investment management, and regulatory reporting. Mr. Benziger holds a Bachelor’s Degree from Ohio Northern University and an MBA in Finance from Bowling Green State University. He is also a graduate of the Stonier Graduate School of Banking.

Dean W. Weinert (age 68). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45 year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.
Paul J. Witte (age 49). Mr. Witte, employed by First Bank Richmond since 1996, currently serves as Senior Vice President of Commercial Lending and Commercial Leasing. Mr. Witte has served as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages First Bank Richmond’s Commercial Lending Department and is co-chair of the Officer’s Loan Committee and member of the Executive Loan Committee. He also provides direction and oversight to the Leasing Department, as needed, and generally is responsible for the review of larger leasing credit applications. Mr. Witte is a graduate of Ball State University with a B.S. in Accounting, Corporate Finance and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison.
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

Risks Related to Macroeconomic Conditions

The COVID-19 pandemic has impacted the way we conduct business which may adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The worldwide COVID-19 pandemic has caused major economic disruption and volatility in the financial markets both in the United States and globally. In our market areas, stay-at-home orders, social distancing and travel restrictions, and similar orders imposed across the United States to restrict the spread of COVID-19, resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and significant layoffs and furloughs. While the stay-at-home orders have terminated or been phased-out along with reopening of businesses in certain markets, many localities in which we operate still apply capacity restrictions and health and safety recommendations that encourage continued social distancing and working remotely, limiting the ability of businesses to return to pre-pandemic levels of activity.

The COVID-19 pandemic resulted in changes to our business operations during the current year and could continue to result in changes to operations in future periods. Heightened cybersecurity, information security and operational risks may result from these work from-home arrangements. Depending on the severity and length of the COVID-19 pandemic, which is impossible to predict, we could experience significant disruptions in our business operations if key personnel or a significant number of employees were to become unavailable due to the effects of, and restrictions resulting from, the COVID-19 pandemic, as well as decreased demand for our products and services.

To date, the COVID-19 pandemic has negatively impacted some of our business and consumer borrowers’ ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address the economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin may be adversely affected in the near term, if not longer.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the COVID-19 pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. Asset quality may deteriorate and the amount of our allowance for loan losses may not be sufficient for future loan losses we may experience. This could require us to increase our reserves and recognize more expense in future periods. The changes in market rates of interest and the impact that has on our ability to price our products may reduce our net interest income in the future or negatively impact the demand for our products. There is some risk that operational costs could continue to increase as we maintain existing facilities in accordance with health guidelines as well as continue to have staff work remotely.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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
Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•demand for our products and services may decline;
•loan delinquencies, problem assets and foreclosures may increase;
•collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.
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

Net income is the amount by which net interest income and non-interest income exceed non-interest expense, the provision for loan and lease losses and taxes. Net interest income makes up a majority of our net income and is based on the difference between:

•the interest income we earn on interest-earning assets, such as loans and securities; and

•the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2020, 45.8% of our loan and lease portfolio consisted of fixed-rate loans and leases.

Any substantial prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings.
Risks Related to Our Business
The expenses associated with the termination of First Bank Richmond’s participation in its defined benefit pension plan (the “DB Plan") may adversely affect our business and results of operations.

The DB Plan that First Bank Richmond participates in is  an industry-wide, tax-qualified defined-benefit pension plan which covers substantially all of its employees.  First Bank Richmond is in the process of terminating its participation in the DB Plan, which will require us to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We accrued a substantial expense in 2019 in connection with our intended termination of our participation in the DB Plan, which eliminated all of our earnings for 2019. As of December 31, 2020, we have estimated and accrued for approximately $17.5 million, for this expense. Our actual termination expense may be higher or lower depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets, which may impact our future results of operations.
We have a substantial amount of commercial and multi-family real estate and commercial and industrial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.
We intend to continue to originate and purchase commercial and multi-family real estate loans and commercial and industrial loans. At December 31, 2020, our commercial real estate, multi-family real estate and commercial and industrial loans totaled $426.4 million, or 57.0% of our total loans and leases, with approximately $95.9 million of these loans, or 12.8% of our total loans and leases, located in the Columbus, Ohio market.  While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of these types of loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment can be affected by adverse conditions in the local, regional and national real estate market or economy. A downturn in the real estate market or the local, regional and national economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. As our commercial and multi-family real estate and commercial and industrial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Loans originated under the SBA Paycheck Protection Program subject us to credit, forgiveness and guarantee risk.

As of December 31, 2020, we held and serviced a portfolio of 297 loans originated under the PPP with a balance of $43.3 million. The PPP loans are subject to the provisions of the CARES Act and CAA, 2021 and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.
Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, has increased to $436.3 million, or 58.7% of total loans and leases, at December 31, 2020 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2020, we had no securities that were deemed impaired.
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
We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2020, the book value of our MSRs was $1.7 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.
If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2020, we owned $9.0 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The most recent stock buyback initiated by the FHLB of Indianapolis was in 2015. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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

We have certain FHLB advances, loans, and investment securities indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR) and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and to a lesser extent, securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities .  If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

Regulatory and Accounting Related Risks

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - How We Are Regulated." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. Further, our failure to comply with laws, regulations or policies could result in civil or criminal sanctions and money penalties by state and federal agencies, and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. See "Part I, Item 1. Business - How We Are Regulated." for more information about the regulations to which we are subject.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
First Bank Richmond is subject to extensive regulation, supervision and examination by the FDIC and the IDFI, and Richmond Mutual Bancorporation is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of First Bank Richmond, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan and lease losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.
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
Other Risks

The capital we raised in our recent initial public offering may negatively impact our return on equity until we can fully implement our business plan. This could negatively affect the trading price of our shares of common stock.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Although we anticipate increasing net interest income using proceeds of the offering, our return on equity will be reduced by the capital raised in our recent offering, higher expenses from the costs of being a public company, and added expenses associated with our adoption of an employee stock ownership plan and equity incentive plan. Until we can implement our business plan and increase our net interest income through investment of the proceeds of the offering, we expect our return on equity to remain relatively low compared to our peer group, which may reduce the value of our shares.
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
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future cash dividends will be subject to, among other things, regulatory restrictions, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. Richmond Mutual Bancorporation will depend primarily upon the proceeds it retained from the offering as well as earnings of First Bank Richmond to provide funds to pay dividends on our common stock. The payment of dividends by First Bank Richmond also is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations. As a result, any payment of dividends in the future by Richmond Mutual Bancorporation may depend on First Bank Richmond’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2020, the net book value of our real properties, including land, was $14.9 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2020, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The NASDAQ Capital Market under the symbol "RMBI." There were approximately 481 shareholders of record of our common stock as of March 26, 2021.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2020, the Company paid cash dividends equal to $0.15 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities.  On July 8, 2020, the Company announced that the Board of Directors authorized the repurchase of up to 676,311 shares, or approximately 5% of the Company’s then outstanding common shares, which was completed during November 2020. On October 21, 2020, the Board of Directors of the Company authorized a second stock repurchase program for up to 664,969 shares, or approximately 5% of its outstanding shares. The repurchase program commenced on November 16, 2020 and expires on November 16, 2021, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2020 - October 31, 2020	84,239	$11.05	84,239	10,013
November 1, 2020 - November 30, 2020	32,855	12.60	32,855	642,127
December 1, 2020 - December 31, 2020	82,778	13.53	82,778	559,349
	199,872	$12.33	199,872	559,349

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The Financial Condition Data and Operating Data as of and for the years ended December 31, 2020 and 2019 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The Financial Condition Data and Operating Data as of and for the years ended December 31, 2018, 2017 and 2016 are derived from audited financial statements not included in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,084,193	$986,042	$849,618	$753,621	$693,956
Loans and leases, net(1)	736,400	687,258	654,755	557,929	461,990
Securities available for sale, at fair value	244,505	201,784	122,482	118,357	144,214
Investment securities, at amortized cost	12,225	15,917	21,080	24,892	27,360
Federal Reserve Bank and FHLB stock	9,050	7,600	6,561	6,717	6,224
Deposits	693,045	617,219	620,637	560,395	516,302
FHLB advances	170,000	154,000	136,100	104,000	92,300
Stockholders’ equity	192,713	187,787	85,853	81,798	78,105

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Selected Operations Data:
Total interest income	$42,342	$41,558	$35,199	$29,104	$26,686
Total interest expense	9,393	11,157	7,752	5,250	4,068
Net interest income	32,949	30,401	27,447	23,854	22,618
Provision for loan and lease losses	3,770	2,600	1,680	1,370	1,155
Net interest income after provision for loan and lease losses	29,179	27,801	25,767	22,484	21,463
Service charges on deposit accounts	731	1,078	1,115	1,111	1,157
Card fee income	843	749	698	644	673
Loan and lease servicing fees	382	144	335	208	84
Gain on loan and lease sales	3,633	647	459	794	712
Gain on sales of securities	196	98	15	96	473
Other income	1,540	1,144	1,671	1,662	1,491
Total non-interest income	7,325	3,860	4,294	4,515	4,590
Total non-interest expenses	24,009	51,038	23,105	21,312	21,574
Income (loss) before provision (benefit) for income taxes	12,495	(19,377)	6,956	5,687	4,479
Provision (benefit) for income taxes(2)	2,477	(5,293)	1,278	2,972	1,075
Net income (loss)(2)	$10,018	$(14,084)	$5,678	$2,715	$3,404
(1)Net of allowances for loan and lease losses, loans in process and deferred loan fees.
(2)The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 reducing our federal corporate tax rate from 34% to 21%, effective January 1, 2018. As a result of the Tax Act, our provision for income taxes and net income in 2018 were positively impacted by a $676,000 tax benefit related to tax rate changes, while our provision for income taxes and net income in 2017 were negatively impacted by an additional $1.5 million in tax expense related to an adjustment to our deferred tax asset.

	At or For the Years Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.95%	(1.48%)	0.71%	0.38%	0.50%
Return on average equity (ratio of net income (loss) to average equity)	5.21%	(10.77%)	6.89%	3.36%	4.28%
Yield on interest-earning assets	4.14%	4.57%	4.58%	4.24%	4.14%
Rate paid on interest-bearing liabilities	1.24%	1.55%	1.18%	0.92%	0.78%
Interest rate spread information:
Average during period	2.90%	3.02%	3.40%	3.32%	3.36%
End of period	3.17%	2.87%	3.11%	3.21%	3.27%
Net interest margin(1)	3.22%	3.34%	3.57%	3.48%	3.51%
Operating expense to average total assets	2.28%	5.36%	2.89%	2.96%	3.18%
Average interest-earning assets to average interest-bearing liabilities	134.41%	126.54%	117.01%	120.20%	124.13%
Efficiency ratio(2)	59.91%	147.36%	71.84%	73.22%	78.20%
Asset quality ratios:
Non-performing assets to total assets(3)	0.45%	0.39%	0.56%	0.60%	1.63%
Non-performing loans and leases to total gross loans and leases(4)	0.64%	0.55%	0.69%	0.80%	1.62%
Allowance for loan and lease losses to non-performing loans and leases(4)	220.57%	185.97%	122.40%	106.36%	71.31%
Allowance for loan and lease losses to loans and leases receivable	1.42%	1.02%	0.85%	0.85%	1.15%
Net charge-offs to average outstanding loans and leases during the period	0.04%	0.16%	0.14%	0.38%	0.23%
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	20.64%	18.54%	11.49%	11.80%	13.10%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	14.28%	14.56%	10.06%	10.30%	9.80%
Tier 1 risk-based capital (to risk weighted assets)(5)	20.64%	18.54%	11.49%	11.80%	13.10%
Total risk-based capital (to risk weighted assets)(5)	21.90%	19.46%	12.26%	12.60%	14.10%
Equity to total assets at end of period	17.85%	19.04%	10.11%	10.85%	11.26%
Average equity to average assets	18.25%	13.75%	10.30%	11.22%	11.71%
Per share data:
Basic earnings per share	0.82	(1.27)	—	—	—
Diluted earnings per share	0.82	(1.27)	—	—	—
Cash dividends paid	0.15	—	—	—	—
Book value at year end	14.61	13.88	—	—	—
Tangible book value (6)	14.61	13.88	—	—	—
Other data:
Number of full-service offices	12	12	12	12	11
Full-time equivalent employees	170	166	172	174	173

_____________________
(1)Net interest income divided by average interest earning assets.
(2)Total other (non-interest) expenses as a percentage of net interest income (on a tax equivalent basis) and total other (non-interest) income, excluding net securities transactions.
(3)Non-performing assets consist of non-accruing loans and leases, accruing loans and leases more than 90 days past due and foreclosed assets.
(4)Non-performing loans and leases consist of non-accruing loans and leases and accruing loans and leases more than 90 days past due.
(5)Capital ratios are for First Bank Richmond.
(6)Tangible book value per share is a non-GAAP measure used by management and others within the financial services industry. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•the effect of the novel coronavirus disease of 2019 ("COVID-19"), including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate clients, including economic activity, employment levels and market liquidity;
•general economic conditions, either nationally or in our market areas, that are worse than expected;
•changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
•our ability to access cost-effective funding;
•fluctuations in real estate values, and residential, commercial and multifamily real estate market conditions;
•demand for loans and deposits in our market area;
•our ability to implement and change our business strategies;
•competition among depository and other financial institutions and equipment financing companies;

•the impact and intended termination of our frozen defined benefit plan;
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
•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, and other attacks on our information technology systems or on the third-party vendors who perform several of our critical processing functions;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 (“CAA 2021”);
•legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations that adversely affect our business, and the availability of resources to address such changes;
•our ability to pay dividends on our common stock;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services including as a result of the CAA 2021 and recent COVID vaccination effort; and
•the other risks described elsewhere in this Form 10 K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”).
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
Our results of operations are primarily dependent on net interest income. Net interest income is the difference between interest income, which is the income that is earned on loans and investments, and interest expense, which is the interest that is paid on deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts and loan servicing fees), and fees from the sale of residential mortgage loans originated for sale in the secondary market. We may also recognize income from the sale of investment securities.
At December 31, 2020, on a consolidated basis, we had $1.1 billion in assets, $736.4 million in loans, $693.0 million in deposits and $192.7 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2020 was 21.9%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2020, we reported net income of $10.0 million, compared with a net loss of $14.1 million for 2019.
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

The fair values of our securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of our fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatility.
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
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2020, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, totaled $484.8 million, or 65.2% of total loans and leases, with approximately $144.8 million of these loans, or 19.5% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit greater than $250,000 and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 89.6% of our total deposits as of December 31, 2020.
Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.65% at December 31, 2020.
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
Paycheck Protection Program ("PPP"). The CARES Act was signed into law on March 27, 2020, and authorized the SBA to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA.
As of the conclusion of the PPP on August 8, 2020, we had funded 482 PPP loans totaling $64.9 million. Many of the PPP applications were from our existing clients but we also served those who had not had a banking relationship with us in the past. In addition to the 1% interest earned on these loans, the SBA pays us fees for processing PPP loans in the following amounts: (i) 5% for loans of not more than $350,000; (ii) 3% for loans of more than $350,000 and less than $2,000,000; and (iii) 1% for loans of at least $2,000,000. The SBA processing fees for the approved loans totaled $2.3 million for the year ended December 31, 2020. As of December 31, 2020, SBA had approved 200 loan forgiveness applications totaling $21.6 million with an additional 63 applications totaling $18.4 million pending approval.

Recent legislation reopened the PPP through March 31, 2021, by authorizing $284.5 billion in funding for eligible small businesses and non-profits. In January 2021, we began accepting and processing loan applications under this second PPP program and will continue working with clients to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value. As of December 31, 2020, we had not utilized the PPPLF.
Loan Modifications. We offer payment and financial relief programs for borrowers impacted by COVID-19, primarily through loan and lease payment deferments of principal and interest up to 90 days, although requests for payment relief during the fourth quarter of 2020 declined significantly from the second and third prior quarters of 2020. We continue to monitor our loan portfolio and strive to work with our customers and communities. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At December 31, 2020, the number of loans and leases granted payment deferrals was 48, representing $54.7 million in loans and leases outstanding, compared to 70 loans and leases at September 30, 2020 totaling $35.3 million, and 752 loans and leases at June 30, 2020 totaling $175.1 million. The increase in the outstanding deferred loan amount was primarily attributable to four first time deferrals of large loans totaling $11.7 million in the fourth quarter. Of the loans currently deferred at December 31, 2020, ten loans, representing $11.9 million in loans and leases outstanding, were new deferrals and 38 loans, representing $42.8 million in loans and leases outstanding, were repeat deferrals. The following table summarizes information relating to loan deferments at December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
($ in thousands)	Number of Loans	Balance	Number of Loans	Balance
Commercial mortgage	18	$44,352	24	$27,767
Commercial and industrial	1	770	2	788
Construction and development	0	—	2	226
Multi-Family	4	8,868	2	2,105
Residential mortgage	3	163	16	3,347
Home equity	0	—	1	14
Direct financing leases	20	494	23	1,063
Consumer	2	18	0	—
Total Loans	48	$54,665	70	$35,310

The following table summarizes information relating to hospitality loan deferments (which are included in the table above) at December 31, 2020 and September 30, 2020:

	December 31, 2020			September 30, 2020
($ in thousands)	Number of Loans	Balance	Percent of total loans in category	Number of loans	Balance	Percent of total loans in category
Restaurants	1	$375	6.78%	0	$—	—%
Hotels	12	37,056	56.17%	13	24,384	38.05%
Total Loans	13	$37,431	52.35%	13	$24,384	34.83%

Branch Operations and Additional Client Support. Many of our employees continue to work remotely or have flexible work schedules, and we have established protective measures within our offices to help ensure the safety of those employees who must work on-site. We have also taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of our clients and our personnel. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.

We continue to work closely with our borrowers to evaluate pandemic related challenges.
Financial Condition at December 31, 2020 Compared to December 31, 2019

General. Total assets increased $98.2 million, or 10.0%, to $1.1 billion at December 31, 2020 from $986.0 million at December 31, 2019. This increase was driven by a $49.2 million, or 7.2%, increase in the loan and lease portfolio, net of allowance for loan and lease losses, a $39.0 million, or 17.9%, increase in investment securities and an $8.2 million, or 20.1%, increase in cash and cash equivalents. The growth in the loan portfolio occurred primarily in the PPP loan portfolio, which totaled $43.3 million at December 31, 2020. The increase in assets was funded by a $75.8 million, or 12.3%, increase in deposits and a $16.0 million, or 10.4% increase in advances from the FHLB.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $49.2 million, or 7.2%, to $736.4 million at December 31, 2020 from $687.3 million at December 31, 2019. The majority of the growth occurred in the commercial and industrial loan portfolio which increased $38.3 million or 45.3%. The growth in the commercial and industrial loan portfolio consisted of PPP loans which equaled $43.3 million at year-end 2020. We also experienced an $18.2 million, or 7.9%, increase in the commercial real estate portfolio, a $7.6 million, or 6.9%, increase in direct financing leases, and a $5.0 million, or 9.4%, increase in the construction and development portfolio. These increases were partially offset by a $4.2 million, or 3.2%, decrease in our residential mortgage portfolio as a result of selling a substantial majority of the residential loans originated during 2020 and normal paydowns and maturities. The majority of the PPP loans were generated within the western Ohio and Richmond, Indiana market area.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases more than 90 days past due, total $4.8 million, or 0.64%, of total loans and leases at December 31, 2020, compared to $3.8 million, or 0.55% of total loans and leases at December 31, 2019. The increase in nonperforming loans and leases was primarily the result of a $1.1 million commercial real estate participation loan more than 90 days past due and still accruing that is working towards resolution by the lead bank.
At December 31, 2020, TDRs totaled $541,000, compared to $597,000 at December 31, 2019. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of December 31, 2020, the Company had outstanding 48 loan modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan balance totaling $54.7 million. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan is deemed to be impaired.
Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $3.5 million, or 49.3%, to $10.6 million at December 31, 2020 from $7.1 million at December 31, 2019. At December 31, 2020, the allowance for loan and lease losses totaled 1.42% of total loans and leases outstanding compared to 1.02% at December 31, 2019. Management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. Net charge-offs during the year ended 2020 were $273,000, or 0.04% of average loans and leases outstanding compared to $1.1 million, or 0.16% of average loans and leases outstanding during 2019. The allowance for loan and lease losses to non-performing loans and leases was 220.6% at December 31, 2020, compared to 186.0% at December 31, 2019.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2020, which evaluation included consideration of potential credit losses due to the deteriorating economic conditions driven by the impact of the COVID-19 pandemic. The full impact of the pandemic on the Company's deposit and loan customers is still not fully known at this time. The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio. Potentially higher risk segments of the portfolio, such as hotels and restaurants , are being closely monitored as are loan payment deferrals.
Deposits. Total deposits increased $75.8 million, or 12.3%, to $693.0 million at December 31, 2020 from $617.2 million at December 31, 2019.  This increase in deposits was due to increases in demand deposits of $93.2 million, or 35.5%, and savings accounts of $21.6 million, or 29.4%, primarily linked to overall changes in spending and savings habits by businesses and consumers due to the COVID-19 pandemic. The increase in retail deposits allowed for a decrease in brokered deposits of $33.4 million, or 58.9%, during 2020. At December 31, 2020, brokered deposits equaled 3.4% of total deposits compared to $56.7 million, or 9.2% of total deposits at December 31, 2019. At December 31, 2020, noninterest bearing deposits totaled $98.7 million, or 14.2% of total deposits, compared to $60.3 million, or 9.8%, of total deposits at December 31, 2019.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $16.0 million, or 10.4%, to $170.0 million at December 31, 2020 from $154.0 million at December 31, 2019. The increase in borrowings was used to fund both loan and lease growth as well as investment securities growth during the period.

Stockholders’ Equity. Stockholders’ equity totaled $192.7 million as of December 31, 2020, an increase of $4.9 million, or 2.6%, from December 31, 2019. The increase in stockholders’ equity was the result of 2020 net income of $10.0 million, an increase of $4.4 million in other comprehensive income, an increase of $648,000 due to ESOP shares earned, and an increase of $811,000 due to awards made pursuant to the Company's stock-based compensation plan. These increases were partially offset by cash dividends paid in 2020 of $1.8 million, and the repurchase of common stock totaling $9.1 million.  First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of December 31, 2020.
Comparison of Results of Operations for the Years Ended December 31, 2020 and 2019
General. We reported net income of $10.0 million for 2020 compared to a net loss of $14.1 million in 2019.  The net loss for 2019 was affected by the estimated $14.3 million after-tax charge associated with the planned termination of the DB Plan, an after-tax charge of $4.9 million associated with the Company’s contribution to the Foundation which was formed in connection with our reorganization and stock offering completed on July 1, 2019, and an after-tax charge of $1.3 million related to the adoption of a nonqualified deferred compensation plan in the second quarter of 2019.
Interest Income. Total interest income for 2020 increased $784,000 or 1.9% over 2019. The increase primarily was a result of a $49.0 million increase in the average balance of loans and leases outstanding year-over-year, partially offset by a 19 basis point decrease in average yield on loans and leases, resulting in a $1.2 million increase in loan interest income. Interest on investment securities, including FHLB stock, increased $566,000, or 14.7%, due to a $82.4 million increase in the portfolio, partially offset by a 53 basis point decrease in the average yield. Interest on cash and cash equivalents decreased $1.0 million as average balances decreased $20.1 million and the yield declined 165 basis points.
Interest Expense. Total interest expense decreased $1.8 million, or 15.8% to $9.4 million during 2020 compared to $11.2 million during 2019. The primary reason for this decrease was a decrease in the average rate paid on all deposit accounts and borrowings as well as a decrease in the average balance of certificates of deposit. The average balance of savings and money market accounts increased $18.4 million, or 10.9%, to $188.4 million in 2020 compared to $169.9 million in 2019. The average rate paid on savings and money market accounts declined 16 basis points in 2020 to 0.56% from 0.72% in 2019. The average balance of interest-bearing checking accounts increased $16.1 million, or 15.8%, to $118.7 million in 2020 from $102.5 million in 2019. The average rate paid on interest-bearing checking accounts decreased 11 basis points to 0.25% in 2020 from 0.36% in 2019. The average balance of certificate of deposits declined $24.7 million, or 8.2%, to $278.0 million in 2020 from $302.7 million in 2019. The average rate paid on certificates of deposit decreased 31 basis points to 1.81% in 2020 from 2.12% in 2019. The decline in the average balance of certificate of deposit was attributable to a decrease in brokered certificates of deposit of $39.5 million, or 42.1%, to $54.4 million in 2020 from $94.0 million in 2019. The average rate paid on brokered certificates of deposit dropped 53 basis points to 1.70% in 2020 from 2.23% in 2019. The average balance of FHLB borrowings increased $30.9 million, or 21.4%, to $175.1 million in 2020 from $144.2 million in 2019. The average rate on FHLB borrowings decreased 46 basis points to 1.72% in 2020 from 2.18% in 2019. The Company increased its FHLB borrowings in 2020 to procure longer term borrowings at lower rates as a result of the drop in rates experienced in the first quarter of 2020.
Net Interest Income. Net interest income before provision for loan and lease losses increased $2.5 million, or 8.4%, to $32.9 million in 2020 compared to $30.4 million in 2019, primarily due to the increase in average earning assets exceeding the growth in interest-bearing liabilities. Our net interest margin in 2020 was 3.22%, a decrease of 12 basis points compared to 2019.  The decrease in net interest margin reflects a lower overall yield on average interest-earning assets of 43 basis points in 2020 compared to 2019, while the overall rate on interest-bearing liabilities declined only 31 basis points from 2019 to 2020.
Provision for Loan and Lease Losses. The provision for loan and lease losses in 2020 was $3.8 million, a $1.2 million increase over the $2.6 million provision in 2019. The increase in the provision was due to the continued uncertainty of the economic impact of the COVID-19 pandemic on the Bank's loan and lease portfolio. Net charge-offs in 2020 were $273,000 compared to $1.1 million in 2019.  Due to the increased provision expense, the allowance increased as a percentage of the total loan and lease portfolio to 1.42% at year-end 2020.  Net charge-offs in 2020 equaled 0.04% of total average loans and leases outstanding compared to 0.16% of total average loans and leases outstanding in 2019.
Non-Interest Income. Total non-interest income increased $3.5 million, or 89.8%, to $7.3 million for 2020 compared to $3.9 million for 2019.  The increase in total noninterest income was primarily driven by an increase in the net gain on loan and lease sales of $3.0 million, or 461.7%, to $3.6 million in 2020 from $647,000 in 2010, and by smaller increases in other loan fees and loan and lease servicing fees. These increases were partially offset by a $347,000, or 32.2%, decrease in service charges on deposit accounts in 2020 compared to 2019. The decrease in service charges on deposit accounts was the result of higher customer balances maintained in deposit accounts along with the waiving of overdraft fees and the waiving of certain ATM fees during a portion of 2020.
Non-Interest Expenses. Total noninterest expense decreased $27.0 million, or 53.0%, to $24.0 million during 2020 compared to 2019.  The decrease primarily was the result of the $19.3 million estimated DB Plan expense, the $6.25 million expense attributable to the contribution to the Foundation, and the $1.7 million expense related to the adoption of a nonqualified deferred compensation plan incurred in 2019.  Excluding these three 2019 non-recurring expenses, noninterest expenses increased $219,000 in 2020 compared to 2019.
Salaries and employee benefits decreased $156,000, or 1.1%, in 2020 compared to 2019. Pension plan expense decreased $20.1 million, or 98.1%, in 2020 compared to 2019. This was due to the recognition of the estimated $19.3 million DB Plan pre-tax expense incurred in 2019 associated with the expected termination of the DB Plan. Equipment expense increased $175,000, or 17.5%, to $1.2 million in 2020 from $1.0 million in 2019 due to additional depreciation and maintenance expense. Data processing fees increased $105,000, or 6.0%, to $1.9 million in 2020 from $1.7 million in 2019 primarily due to higher transaction volumes and additional services utilized from the Company's IT provider. Legal and professional fees increased $124,000, or 12.3%, to $1.1 million in 2020 from $1.0 million in 2019. This is primarily attributable to ongoing expenses associated with operating as a public company. Advertising expenses declined $452,000, or 54.9%, to $372,000 in 2020 from $824,000 in 2019. Much of this was attributable to sponsorships involving 501(c)(3) non-profits now being funded by the Foundation. In 2019, the Company expensed $6.25 million to fund the Foundation while in 2020 there was no comparable expense. Other expenses decreased $341,000, or 10.1%, to $3.0 million in 2020 from $3.4 million in 2019. This was primarily due to state taxes associated with the leasing portfolio decreasing by $100,000, employee expenses associated with education and travel decreasing by $140,000, and charitable contributions decreasing $185,000. Contributions in 2020 to registered 501(c)(3) organizations were primarily funded through the Foundation that was established in 2019.
Income Tax Expense. Income tax expense increased in 2020 by $7.8 million compared to 2019, reflecting a tax rate of 19.8% for 2020.  This increase in income tax expense was due to pre-tax income increasing during 2020 compared to 2019 for the reasons discussed above.
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

	Years Ended December 31,
	2020			2019			2018
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$735,959	$37,777	5.13%	$686,949	$36,560	5.32%	$613,569	$31,559	5.14%
Securities	241,659	4,128	1.71%	160,812	3,461	2.15%	142,140	3,167	2.23%
FHLB stock	8,803	285	3.24%	7,256	386	5.32%	6,686	341	5.10%
Cash and cash equivalents and other	35,247	152	0.43%	55,316	1,151	2.08%	5,771	132	2.29%
Total interest-earning assets	1,021,668	42,342	4.14%	910,333	41,558	4.57%	768,166	35,199	4.58%

Interest-bearing liabilities:
Savings and money market accounts	188,379	1,062	0.56%	169,941	1,227	0.72%	161,111	884	0.55%
Interest-bearing checking accounts	118,668	293	0.25%	102,521	372	0.36%	100,958	205	0.20%
Certificate accounts	278,018	5,028	1.81%	302,735	6,419	2.12%	278,810	4,559	1.64%
Borrowings	175,060	3,010	1.72%	144,201	3,138	2.18%	115,620	2,104	1.82%
Total interest-bearing liabilities	760,125	9,393	1.24%	719,398	11,156	1.55%	656,499	7,752	1.18%

Net interest income		$32,949			$30,402			$27,447
Net earning assets	$261,543			$190,935			$111,667
Net interest rate spread(1)			2.90%			3.02%			3.40%
Net interest margin(2)			3.22%			3.34%			3.57%
Average interest-earning assets to average interest-bearing liabilities	134.41%			126.54%			117.01%
(1)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Net interest margin represents net interest income divided by average total interest-earning assets.
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

	Years Ended December 31,			Years Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Increase/ (decrease) due to		Total increase/ (decrease)	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$2,624	$(1,407)	$1,217	$3,766	$1,235	$5,001
Securities	1,717	(1,050)	667	426	(132)	294
FHLB stock	83	(184)	(101)	29	16	45
Cash and cash equivalents and other	(417)	(582)	(999)	1,135	(116)	1,019

Total interest-earning assets	$4,007	$(3,223)	$784	$5,356	$1,003	$6,359

Interest-bearing liabilities:
Savings and money market accounts	$130	$(295)	$(165)	$49	$294	$343
Interest-bearing checking accounts	63	(142)	(79)	3	164	167
Certificate accounts	(526)	(865)	(1,391)	395	1,465	1,860
Borrowings	651	(779)	(128)	518	516	1,034

Total interest-bearing liabilities	$318	$(2,081)	$(1,763)	$965	$2,439	$3,404

Change in net interest income			$2,547			$2,955
Off-Balance Sheet Activities
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2020, we had $179.9 million in loan commitments and unused lines of credit.
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

As disclosed in our Consolidated Statements of Cash Flows in Item 8 of this Form 10-K, cash and cash equivalents increased $8.2 million to $48.8 million as of December 31, 2020, from $40.6 million at December 31, 2019. Net cash provided by operating activities was $16.6 million for the year ended December 31, 2020. Net cash of $89.3 million was used in investing activities for the year ended December 31, 2020, primarily due to the purchase of investment securities and the funding of loans. There was $80.9 million of cash provided by financing activities for the year ended December 31, 2020, which primarily consisted of an increase in deposits and additional FHLB advances, partially offset by the repurchase of common stock and payment of dividends.

Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses (many of which are paid to First Bank Richmond), Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Richmond Mutual Bancorporation’s primary source of funds are the proceeds it received and retained in connection with its recent stock offering and dividends from First Bank Richmond, which are subject to regulatory limits. At December 31, 2020, Richmond Mutual Bancorporation, on an unconsolidated basis, had $32.7 million in cash, noninterest-bearing deposits and liquid investments generally available for general corporate purposes.
Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.
Capital Resources
First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At December 31, 2020, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.

Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

At December 31, 2020	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0
Common equity tier 1 capital (to risk weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,325	14.3	42,939	4.0	53,673	5.0

As of December 31, 2019

Total risk-based capital (to risk weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	10.0%
Tier 1 risk-based capital (to risk weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0
Common equity tier 1 capital (to risk weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	142,048	14.6	39,027	4.0	48,784	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2020, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, it would have exceeded all regulatory capital requirements.
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

Our strategy attempts to manage the impact of changes in interest rates on net interest income, which is our primary source of earnings. Among the actions taken are:
•Originate commercial and commercial real estate loans, which generally have shorter terms and higher yields than owner-occupied one-to four-family residential real estate loans.
•Sell substantially all longer-term fixed-rate residential real estate loans in the secondary market.
•Cultivate stable deposit relationships with business and consumer customers.
•Acquire longer-term, fixed-rate borrowings when appropriate to reduce our sensitivity to changing interest rates.
Interest Rate Risk. The Asset/Liability Committee monitors First Bank Richmond’s interest rate risk (“IRR”) position and meets quarterly to review pricing, liquidity needs, and to assess our interest rate risk. We currently utilize a third-party modeling program prepared quarterly to evaluate our sensitivity to changing interest rates.
The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$34,940	9.75%
+200	34,156	7.29
+100	33,192	4.26
Level	31,836	—
-100	31,142	(2.18)
-200	30,311	(4.79)
_________________________
(1)Assumes an immediate uniform change in interest rates at all maturities.
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
The table below sets forth, as of December 31, 2020, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$209,849	$8,915	4.44%
+200	211,279	10,345	5.15
+100	208,756	7,822	3.89
Level	200,934	—	—
-100	213,564	12,630	6.29
-200	233,828	32,894	16.37
(1)Assumes an instantaneous uniform change in interest rates at all maturities.
(2)EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

In evaluating our exposure to interest rate movements, certain shortcomings inherent in the method of analysis presented in the foregoing tables must be considered. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed above. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring our exposure to interest rate risk.
The Asset/Liability committee annually reviews reinvestment rate assumptions, along with the betas used in the IRR and EVE modeling. We generally manage our balance sheet based on potential changes to net interest income under various rate scenarios. The EVE ratio is useful in long-term planning; but management gives more weight to changes in net interest income under various rate scenarios. IRR projections are tested annually, and the model is subject to a third-party review annually.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss) stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BKD, LLP
BKD, LLP
We have served as the Company’s auditor since at least 1990; however, an earlier year cannot be reliably determined.
Indianapolis, Indiana
March 31, 2021

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Assets
Cash and due from banks	$16,748,093	$9,088,398
Interest-bearing demand deposits	32,020,364	31,508,479
Cash and cash equivalents	48,768,457	40,596,877
Investment securities - available for sale	244,505,189	201,783,851
Investment securities - held to maturity	12,225,275	15,917,394
Loans and leases, net of allowance for losses of $10,586,480 and $7,088,958, respectively	736,400,098	687,258,190
Premises and equipment, net	14,892,110	14,087,169
Federal Home Loan Bank stock	9,049,600	7,600,400
Interest receivable	4,703,604	3,052,380
Mortgage-servicing rights	1,712,138	1,033,217
Cash surrender value of life insurance	3,525,736	3,839,911
Other assets	8,410,450	10,872,682

Total assets	$1,084,192,657	$986,042,071

Liabilities
Noninterest-bearing deposits	$98,724,887	$60,297,443
Interest bearing deposits	594,320,508	556,921,370
Total deposits	693,045,395	617,218,813
Federal Home Loan Bank advances	170,000,000	154,000,000
Advances by borrowers for taxes and insurance	492,524	545,498
Interest payable	222,118	296,774
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	10,265,203	8,738,831
Total liabilities	891,479,949	798,254,625

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 13,193,760 shares and 13,526,625 shares at December 31, 2020 and 2019, respectively	131,938	135,266
Additional paid-in capital	124,246,425	132,601,876
Retained earnings	78,290,113	70,111,434
Unearned employee stock ownership plan (ESOP)	(13,664,373)	(14,400,386)
Accumulated other comprehensive gain (loss)	3,708,605	(660,744)
Total stockholders' equity	192,712,708	187,787,446

Total liabilities and stockholders' equity	$1,084,192,657	$986,042,071
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2020 and 2019

	2020	2019
Interest Income
Loans and leases	$37,777,490	$36,559,926
Investment securities	4,411,750	3,847,101
Other	152,336	1,150,873
Total interest income	42,341,576	41,557,900
Interest Expense
Deposits	6,382,623	8,018,394
Borrowings	3,010,032	3,138,084
Total interest expense	9,392,655	11,156,478
Net Interest Income	32,948,921	30,401,422
Provision for losses on loans and leases	3,770,000	2,600,000
Net Interest Income After Provision for Losses on Loans and Leases	29,178,921	27,801,422
Non-interest Income
Service charges on deposit accounts	730,847	1,078,285
Card fee income	842,902	748,510
Loan and lease servicing fees	381,552	144,238
Net gains on securities (includes $196,317 and $97,580, related to accumulated other comprehensive loss reclassifications)	196,317	97,580
Net gains on loan and lease sales	3,632,579	646,754
Other loan fees	696,287	545,378
Other income	844,828	599,089
Total non-interest income	7,325,312	3,859,834
Non-interest Expenses
Salaries and employee benefits	14,394,287	14,550,526
Multi-employer pension plan expense	386,683	20,492,021
Net occupancy expenses	1,163,910	1,167,754
Equipment expenses	1,175,771	1,000,534
Data processing fees	1,850,832	1,745,853
Deposit insurance expense	248,155	270,983
Printing and office supplies	120,949	149,779
Legal and professional fees	1,131,600	1,007,590
Advertising expense	371,755	823,516
Bank service charges	129,950	135,650
Real estate owned expense	4,753	28,368
Loss on sale of real estate owned	—	43,871
Donation to establish First Bank Richmond, Inc. Charitable Foundation	—	6,250,000
Other expenses	3,030,484	3,371,710
Total non-interest expenses	24,009,129	51,038,155
Income Before Income Tax Expense (Benefit)	12,495,104	(19,376,899)
Provision (benefit) for income taxes (includes $41,227 and $25,309, related to income tax expense from reclassification of items)	2,477,453	(5,292,413)
Net Income (Loss)	$10,017,651	$(14,084,486)
Earnings (Loss) Per Share
Basic (for 2019 period: July 2, 2019 to December 31, 2019)	$0.82	$(1.27)
Diluted (for 2019 period: July 2, 2019 to December 31, 2019)	$0.82	$(1.27)
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2020 and 2019

	2020	2019

Net Income (Loss)	$10,017,651	$(14,084,486)

Other Comprehensive Income
Unrealized gain on available-for-sale securities, net of tax expense of $1,202,699 and $1,327,234	4,524,439	3,789,813
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $41,227 and $25,309	155,090	72,271
	4,369,349	3,717,542

Comprehensive Income (Loss)	$14,387,000	$(10,366,944)
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2018	100	$1	$12,750,999	$77,480,318	$—	$(4,378,286)	$85,853,032
Net loss	—	—	—	(14,084,486)	—	—	(14,084,486)
Other comprehensive income	—	—	—	—	—	3,717,542	3,717,542
ESOP shares earned	—	—	10,202	—	305,929	—	316,131
Issuance of common stock, net of offering costs	13,026,625	130,266	127,596,674	—	(14,706,315)	—	113,020,625
Stock contributed to charitable foundation	500,000	5,000	4,995,000	—	—	—	5,000,000
Reorganization of Richmond Mutual Bancorporation	(100)	(1)	(12,750,999)	6,715,602	—	—	(6,035,398)

Balances, December 31, 2019	13,526,625	135,266	132,601,876	70,111,434	(14,400,386)	(660,744)	187,787,446
Net income	—	—	—	10,017,651	—	—	10,017,651
Other comprehensive income	—	—	—	—	—	4,369,349	4,369,349
ESOP shares earned	—	—	(88,506)	—	736,013	—	647,507
Granting of restricted stock awards	449,086	4,491	(4,491)	—	—	—	—
Stock based compensation	—	—	810,881	—	—	—	810,881
Common stock dividends ($0.15 per share)	—	—	—	(1,838,972)	—	—	(1,838,972)
Repurchase of common stock	(781,951)	(7,819)	(9,073,335)	—	—	—	(9,081,154)

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2020 and 2019

	2020	2019

Operating Activities
Net income (loss)	$10,017,651	$(14,084,486)
Items not requiring (providing) cash
Provision for loan losses	3,770,000	2,600,000
Depreciation and amortization	1,001,463	898,311
Deferred income tax	(35,000)	(6,239,000)
Stock based compensation	810,881	—
Investment securities (accretion) amortization, net	2,617,575	1,221,613
Investment securities gains	(196,317)	(97,580)
Gain on sale of loans and leases held for sale	(3,632,579)	(646,754)
Loss on sale of premises and equipment	42,968	—
Accretion of loan origination fees	(1,735,552)	(190,508)
Amortization of mortgage-servicing rights	465,079	192,966
Multi-employer pension plan expense	—	19,298,000
Common stock contributed to Foundation	—	5,000,000
ESOP shares expense	647,507	316,131
Decrease (increase) in cash surrender value of life insurance	314,174	(121,691)
Loans originated for sale	(105,499,317)	(27,746,922)
Proceeds on loans sold	107,159,767	27,842,122
Net change in
Interest receivable	(1,651,224)	(366,370)
Other assets	1,025,766	253,190
Other liabilities	1,526,372	2,221,973
Interest payable	(74,656)	(253,975)
Net cash provided by operating activities	16,574,558	10,097,020

Investing Activities
Purchases of securities available for sale	(167,378,042)	(164,291,637)
Proceeds from maturities and paydowns of securities available for sale	93,106,632	22,947,574
Proceeds from sales of securities available for sale	34,737,656	65,892,348
Proceeds from maturities and paydowns of securities held to maturity	3,669,856	5,114,909
Net change in loans	(50,093,990)	(34,604,814)
Proceeds from sales of real estate owned	—	172,778
Purchases of premises and equipment	(1,880,372)	(960,004)
Proceeds from sale of premises and equipment	31,000	—
Purchase of FHLB stock	(1,449,200)	(1,039,800)
Net cash used in investing activities	(89,256,460)	(106,768,646)

Financing Activities
Net change in
Demand and savings deposits	114,773,005	23,588,184
Certificates of deposit	(38,946,423)	(27,006,191)
Advances by borrowers for taxes and insurance	(52,974)	1,971
Proceeds from FHLB advances	64,000,000	85,000,000
Repayment of FHLB advances	(48,000,000)	(67,100,000)
Repayment of other borrowings	—	(5,207,256)
Proceeds from stock conversion	—	113,020,625
Repurchase of common stock	(9,081,154)	—
Dividends paid	(1,838,972)	—
Net cash provided by financing activities	80,853,482	122,297,333

Net Change in Cash and Cash Equivalents	8,171,580	25,625,707
Cash and Cash Equivalents, Beginning of Period	40,596,877	14,971,170
Cash and Cash Equivalents, End of Period	$48,768,457	$40,596,877

Additional Cash Flows and Supplementary Information
Interest paid	$9,467,311	$11,410,453
Income tax paid	$1,050,000	$—
Transfers from loans to other real estate owned	31,548	43,200
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019
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
First Bank generates commercial, mortgage and consumer loans and leases, and receives deposits from customers located primarily in Wayne and Shelby Counties in Indiana, and Shelby, Miami, and Franklin Counties in Ohio. First Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, loan servicing rights, and fair values of financial instruments. Additionally, the uncertainties related to the Covid-19 pandemic could cause significant changes to these estimates compared to what was known at the time these consolidated financial statements were prepared.

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
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2020 and 2019.
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
Revenue-gathering activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:
– Service charges on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer and overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
– Card fee income – this includes debit card fees charged based on the volume and number of debit card transactions.  Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
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
Share Based Compensation - At December 31, 2020, the Company had share-based compensation plans, which are described more fully in Note 13. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $323,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the year ended December 31, 2020.
Advertising Expense - The Company's advertising costs are expensed as incurred.
COVID-19 - On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings ("TDRs") under ASC 310-40 for loan modifications related to the novel coronavirus disease of 2019 (“COVID-19”) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the

COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020.
Note 2:    Accounting Pronouncements
In March 2020, the COVID-19 coronavirus was identified as a global pandemic and began affecting the health of large populations around the world. As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company, as well as the Company's customers. In response to economic concerns over COVID-19, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law by Congress. The CARES Act included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic. The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2020, the Company has 48 loans outstanding for $54.7 million that were modified during 2020 under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the member. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The company originated approximately $64.9 million in PPP loans during 2020, of which approximately $43.3 are still outstanding at December 31, 2020.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2021. Based on leases outstanding as of December 31, 2020, the new standard will not have a material impact on the Company’s balance sheet or income statement. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.
Note 3:    Restriction on Cash and Due From Banks
At December 31, 2020, the Company’s cash accounts exceeded federally insured limits by approximately $8,229,000.  The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $31,924,000 at December 31, 2020.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on a portion of the Company's cash and cash equivalents for December 31, 2020.
Note 4:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$16,283	$111	$94	$16,300
Federal agencies	5,760	12	15	5,757
State and municipal obligations	93,616	2,778	109	96,285
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	124,139	2,080	69	126,150
Equity securities	13	—	—	13
	239,811	4,981	287	244,505
Held to maturity
State and municipal obligations	12,225	295	—	12,520
	12,225	295	—	12,520

Total investment securities	$252,036	$5,276	$287	$257,025

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,997	$—	$6	$2,991
SBA Pools	14,497	—	114	14,383
Federal agencies	21,765	—	119	21,646
State and municipal obligations	45,635	357	152	45,840
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	117,769	111	969	116,911
Equity securities	13	—	—	13
	202,676	468	1,360	201,784
Held to maturity
State and municipal obligations	15,917	244	5	16,156
	15,917	244	5	16,156

Total investment securities	$218,593	$712	$1,365	$217,940

The amortized cost and fair value of securities at December 31, 2020, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$933	$937	$2,931	$2,944
One to five years	5,864	6,059	6,207	6,357
Five to ten years	26,315	26,903	2,027	2,142
After ten years	82,547	84,443	1,060	1,077
	115,659	118,342	12,225	12,520
Mortgage-backed securities –GSE residential	124,139	126,150	—	—
Equity securities	13	13	—	—

Totals	$239,811	$244,505	$12,225	$12,520
Securities with a carrying value of $88,370,000 and $114,907,000 were pledged at December 31, 2020 and 2019, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale during years ended December 31, 2020 and 2019 were $34,738,000 and $65,892,000, respectively.  Gross gains of $260,000 and $184,000 resulting from sales of available-for-sale securities were realized for the years ended December 31, 2020 and 2019, respectively. Gross losses of $63,000 and $86,000 were realized from sales of available-for-sale securities for the years ended December 31, 2020 and 2019, respectively.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at December 31, 2020 and 2019 was $45,299,000 and $138,391,000, which is approximately 18% and 63%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.
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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	2020
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$5,213	$46	$5,687	$48	$10,900	$94
Federal agencies	985	15	—	—	985	15
State and municipal obligations	8,587	109	—	—	8,587	109
Mortgage-backed securities – GSE residential	24,013	67	684	2	24,697	69
Total available-for-sale	38,798	237	6,371	50	45,169	287

Held-to-maturity
State and municipal obligations	130	—	—	—	130	—

Total temporarily impaired securities	$38,928	$237	$6,371	$50	$45,299	$287

	2019
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. treasury securities	$2,991	$6	$—	$—	$2,991	$6
SBA Pools	14,262	114	—	—	14,262	114
Federal agencies	9,657	109	2,990	10	12,647	119
State and municipal obligations	12,606	130	2,948	22	15,554	152
Mortgage-backed securities – GSE residential	57,928	464	34,344	505	92,272	969
Total available-for-sale	97,444	823	40,282	537	137,726	1,360

Held-to-maturity
State and municipal obligations	665	5	—	—	665	5

Total temporarily impaired securities	$98,109	$828	$40,282	$537	$138,391	$1,365
Federal Agencies and U.S. Treasury Securities
The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies and treasury securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.
SBA Pools and Mortgage-Backed Securities - GSE Residential

The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.
State and Municipal Obligations
The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.
-Note 5:    Loans, Leases and Allowance
Categories of loans at December 31, 2020 and 2019 include:

	2020	2019
Commercial mortgage	$247,564	$229,410
Commercial and industrial	122,831	84,549
Construction and development	58,424	53,426
Multi-family	55,998	66,002
Residential mortgage	127,108	131,294
Home equity lines of credit	5,982	6,996
Direct financing leases	117,171	109,592
Consumer	13,257	13,534
	748,335	694,803
Less
Allowance for loan and lease losses	10,586	7,089
Deferred loan fees	1,349	456

	$736,400	$687,258

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020 and 2019:

	2020
	Commercial Mortgage	Commercial and Industrial	Residential Mortgage	Leases	Consumer	Total
Allowance for loan losses:
Balance, January 1	$4,564	$1,852	$109	$426	$138	$7,089
Provision (recovery) charged to expense	3,191	(695)	150	915	209	3,770
Charge-offs	—	—	(36)	(408)	(151)	(595)
Recoveries	42	91	47	121	21	322

Balance, December 31	$7,797	$1,248	$270	$1,054	$217	$10,586

Individually evaluated for impairment	$150	$52	$—	$—	$—	$202
Collectively evaluated for impairment	7,647	1,196	270	1,054	217	10,384

Balance, December 31	$7,797	$1,248	$270	$1,054	$217	$10,586

Loans:
Individually evaluated for impairment	$701	$493	$269	$—	$—	$1,463
Collectively evaluated for impairment	404,278	106,794	101,380	117,171	17,249	746,872
Ending balance: December 31	$404,979	$107,287	$101,649	$117,171	$17,249	$748,335

	2019
	Commercial Mortgage	Commercial and Industrial	Residential Mortgage	Leases	Consumer	Total
Allowance for loan losses:
Balance, January 1	$3,147	$1,817	$139	$389	$108	$5,600
Provision (recovery) charged to expense	1,413	934	(28)	154	127	2,600
Charge-offs	(15)	(909)	(66)	(315)	(123)	(1,428)
Recoveries	19	10	64	198	26	317

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Individually evaluated for impairment	$—	$202	$—	$—	$—	$202
Collectively evaluated for impairment	4,564	1,650	109	426	138	6,887

Balance, December 31	$4,564	$1,852	$109	$426	$138	$7,089

Loans:
Individually evaluated for impairment	$803	$694	$347	$—	$—	$1,844
Collectively evaluated for impairment	377,494	73,920	114,061	109,592	17,892	692,959
Ending balance: December 31	$378,297	$74,614	$114,408	$109,592	$17,892	$694,803
First Bank rates all loans by credit quality using the following designations:
Grade 1 - Exceptional
Exceptional loans are top-quality loans to individuals whose financial credentials are well known to the Company.  These loans have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).

Grade 2 - Quality Loans
These loans have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and Indiana Department of Financial Institutions ("DFI") and Federal Deposit Insurance Corporation ("FDIC") regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.
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
Grade 5 - Special Mention
Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  This special mention rating is designed to identify a specific level of risk and concern about an asset’s quality.  Although a special mention loan has a higher probability of default than a grade 1-4 or "pass" rated loan, its default is not imminent.
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
The following are examples of situations that might cause a loan to be graded a “6”:
•Cash flow deficiencies (losses) jeopardize future loan payments;
•Sale of noncollateral assets has become a primary source of loan repayment;
•The relationship has deteriorated to the point that sale of collateral is now the Company’s primary source of repayment, unless this was the original source of loan repayment;
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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2020 and 2019:

		2020
		Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
1-4	Pass	$239,055	$114,411	$53,524	$55,998	$123,963	$5,916	$117,136	$13,256	$723,259
5	Special Mention	6,976	5,542	4,900	—	—	—	—	—	17,418
6	Substandard	1,533	2,878	—	—	3,145	66	15	1	7,638
7	Doubtful	—	—	—	—	—	—	20		20
8	Loss	—	—	—	—	—	—	—	—	—
		$247,564	$122,831	$58,424	$55,998	$127,108	$5,982	$117,171	$13,257	$748,335

		2019
		Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
1-4	Pass	$220,240	$75,814	$53,426	$66,002	$127,888	$6,871	$109,424	$13,519	$673,184
5	Special Mention	7,489	5,731	—	—	189	64	—	—	13,473
6	Substandard	1,681	3,004	—	—	3,217	61	94	15	8,072
7	Doubtful	—	—	—	—	—	—	74	—	74
8	Loss	—	—	—	—	—	—	—	—	—
		$229,410	$84,549	$53,426	$66,002	$131,294	$6,996	$109,592	$13,534	$694,803
The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2020 and 2019:

	2020
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$340	$—	$1,177	$1,517	$246,047	$247,564	$1,100
Commercial and industrial	1,251	203	439	1,893	120,938	122,831	—
Construction and development	—	4,900	—	4,900	53,524	58,424	—
Multi-family	—	—	—	—	55,998	55,998	—
Residential mortgage	1,913	243	2,680	4,836	122,272	127,108	2,554
Home equity	138	15	25	178	5,804	5,982	25
Leases	234	65	—	299	116,872	117,171	—
Consumer	318	129	317	764	12,493	13,257	317

Totals	$4,194	$5,555	$4,638	$14,387	$733,948	$748,335	$3,996

	2019
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$217	$—	$184	$401	$229,009	$229,410	$—
Commercial and industrial	220	1,092	438	1,750	82,799	84,549	3
Construction and development	—	257	249	506	52,920	53,426	249
Multi-family	—	—	—	—	66,002	66,002	—
Residential mortgage	762	240	2,452	3,454	127,840	131,294	2,256
Home equity	189	36	15	240	6,756	6,996	15
Leases	108	29	79	216	109,376	109,592	49
Consumer	271	35	15	321	13,213	13,534	15

Totals	$1,767	$1,689	$3,432	$6,888	$687,915	$694,803	$2,587

The following tables present the Company’s impaired loans as of December 31, 2020 and 2019:

	2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$76	$86	$—	$235	$10
Commercial and industrial	439	770	—	432	29
Residential mortgage	269	491	—	292	13
	$784	$1,347	$—	$959	$52

Loans with a specific valuation allowance
Commercial mortgage	$625	$625	$150	$561	$28
Commercial and industrial	54	64	52	135	7
	$679	$689	$202	$696	$35

Total impaired loans
Commercial mortgage	$701	$711	$150	$796	$38
Commercial and industrial	493	834	52	567	36
Residential mortgage	269	491	—	292	13
Total impaired loans	$1,463	$2,036	$202	$1,655	$87

	2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$803	$1,256	$—	$726	$64
Commercial and industrial	435	3,220	—	798	59
Residential mortgage	347	614	—	369	19
	$1,585	$5,090	$—	$1,893	$142

Loans with a specific valuation allowance
Commercial and industrial	$259	$266	$202	$101	$14
	$259	$266	$202	$101	$14

Total impaired loans
Commercial mortgage	$803	$1,256	$—	$726	$64
Commercial and industrial	694	3,486	202	899	73
Residential mortgage	347	614	—	369	19
Total impaired loans	$1,844	$5,356	$202	$1,994	$156

The following table presents the Company’s nonaccrual loans at December 31, 2020 and 2019:

	2020	2019
Commercial mortgage	$76	$342
Commercial and industrial	493	494
Residential mortgage	214	315
Leases	20	74

	$803	$1,225
During 2020 and 2019, there were no newly classified troubled debt restructured loans.
At December 31, 2020 and 2019, the balance of real estate owned includes $32,000 and $0, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2020 and 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $283,000 and $190,000, respectively.
The following lists the components of the net investment in direct financing leases:

	2020	2019
Total minimum lease payments to be received	$129,114	$120,570
Initial direct costs	6,353	5,720
	135,467	126,290
Less: Unearned income	(18,296)	(16,698)

Net investment in direct financing leases	$117,171	$109,592
The amount of leases serviced by First Bank for the benefit of others was approximately $86,000 and $715,000 at December 31, 2020 and 2019, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank estimates and records its obligation based upon historical loss percentages.  At December 31, 2020 and 2019, First Bank has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $86,000 and $411,000, respectively, for these leases.
The following summarizes the future minimum lease payments receivable in subsequent years:

2021	$49,907
2022	35,846
2023	23,762
2024	13,872
2025	5,012
Thereafter	715

$129,114

Note 6:    Premises and Equipment

	2020	2019
Cost
Land	$3,061	$3,061
Buildings	14,908	14,969
Furniture and equipment	8,837	8,167
Computer software	2,588	1,935
Construction in progress	512	393
Total cost	29,906	28,525
Accumulated depreciation and amortization	(15,014)	(14,438)

Net	$14,892	$14,087

Note 7:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $193,649,000 and $134,013,000 at December 31, 2020 and 2019, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2020, 2019 and 2018 totaled approximately $1,712,000, $1,033,000 and $1,227,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2020	2019
Servicing Rights
Balances, beginning of period	$1,340	$1,332
Servicing rights capitalized	857	201
Amortization of servicing rights	(465)	(193)
Balances, end of period	1,732	1,340

Valuation allowances
Balances, beginning of period	307	105
Additions	114	202
Reductions	(401)	—
Balances, end of period	20	307

Servicing Rights, net	$1,712	$1,033

Note 8:    Deposits

	2020	2019
Demand deposits	$355,543	$262,333
Savings deposits	95,033	73,471
Brokered certificates	23,275	56,650
Certificates and other time deposits of $250,000 or more	48,968	43,830
Other certificates and time deposits	170,226	180,935
	$693,045	$617,219
Certificates maturing in years ending December 31:

2021	$102,741
2022	102,996
2023	8,380
2024	12,218
2025	15,662
Thereafter	472

$242,469

Note 9:    Federal Home Loan Bank Advances
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.29% to 3.28%.
The maturities of these borrowings at December 31, 2020 are as follows:

FHLB Advances

2021	$7,000
2022	6,000
2023	2,000
2024	44,000
2025	16,000
Thereafter	95,000

$170,000
First mortgage loans and investment securities totaling $284,435,000 and $315,219,000 were pledged as collateral for FHLB advances at December 31, 2020 and 2019, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $131,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on LIBOR (London Interbank Offer Rate).  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.

The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires March 2021; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate.  At December 31, 2020, the current interest rate was 0.46%.  There were no amounts outstanding on the line at December 31, 2020 or 2019.
Note 10:    Income Tax

	2020	2019
Income tax expense (benefit)
Currently payable
Federal	$2,443	$947
State	69	—
Deferred
Federal	(253)	(5,204)
State	218	(1,035)

Total income tax expense (benefit)	$2,477	$(5,292)

Reconciliation of federal statutory to actual tax expense (benefit)
Federal statutory income tax at 21%	$2,624	$(4,069)
Tax-exempt interest	(435)	(336)
Effect of state income taxes	227	(817)
ESOP	135	108
Cash surrender value - life insurance	(39)	(26)
Low Income Housing Tax Credit	(111)	(87)
Other	76	(65)

Actual tax expense (benefit)	$2,477	$(5,292)

A cumulative deferred tax asset is included in other assets.  The components of the asset are as follows:

	2020	2019
Assets
Allowance for loan losses	$2,503	$1,744
Net operating loss carryforward	—	51
Nonaccrual interest	111	144
Investment basis	4	4
Defined Benefit Plan	4,045	4,294
Deferred Compensation	424	469
Unrealized loss on securities available for sale	—	231
Charitable contributions	924	1,194
Other	823	638
Total assets	8,834	8,769

Liabilities
FHLB stock dividend	169	176
Unrealized gain on securities available for sale	985	—
State taxes	208	250
Mortgage-servicing rights	405	254
Other	212	52
Total liabilities	1,979	732

Net deferred tax asset	$6,855	$8,037
As of December 31, 2020, the Company had approximately $4,400,000 of federal charitable contribution carryforwards, which will begin to expire in 2024.
At December 31, 2020 and 2019, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at December 31, 2020 and 2019.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.
Note 11:    Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), included in stockholder’s equity, are as follows:

	2020	2019
Net unrealized gain (loss) on available-for-sale securities	$4,694	$(892)
Tax effect	(985)	231
Net-of-tax amount	$3,709	$(661)

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
Financial instruments whose contract amounts represent credit risk as of December 31, 2020 and 2019 were as follows:

	2020	2019

Commitments to extend credit	$179,297	$112,135
Standby letters of credit	$558	$599
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
Note 13:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants.  The Company’s expense for the plan was $204,000 and $196,000 for the years ended December 31, 2020 and 2019, respectively.
Pension Plan
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra Plan"), an industry-wide, tax-qualified defined-benefit pension plan.  The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.

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
The Pentegra Plan has not required and does not require a financial improvement plan or a rehabilitation plan.
Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $237,376,000 and $137,617,000, respectively, for the plan years ended June 30, 2020 and 2019.  The Company’s contributions to the Pentegra Plan totaled $722,000 and $2,230,000, respectively, for the years ended December 31, 2020 and 2019 and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan.  The Company is in process of terminating its participation in the Pentegra Plan and has accrued approximately $17,455,000 for this expense. This accrual is subject to change upon final termination.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan (ESOP) covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation.  Accordingly, $14,706,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the years ended December 31, 2020 and 2019 was $648,000 and $316,000, respectively.

	December 31, 2020	December 31, 2019

Allocated ESOP shares	76,669	22,544
Unearned ESOP shares	1,005,461	1,059,586
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.66	$15.96
Fair value of allocated shares	$1,047	$360
Fair value of unearned shares	$13,735	$16,911

Restricted Stock Awards
On September 15, 2020 the Company established the Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan with 541,065 common shares authorized. From this plan, the Company awarded employees and outside directors 449,086 common shares with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) on October 1, 2020. These common shares vest over a five-year period with the first vesting occurring in 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2030.
Total compensation cost recognized in the income statement for restricted stock awards during 2020 was $488,000 and the related tax benefit recognized was $102,000.
Stock Option Plan
The Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan also authorized the granting of up to 1,352,662 stock options. From this plan the Company granted employees and outside directors 1,095,657 stock options with an exercise price of $10.53 per share. These awarded stock options vest over a five-year period with the first vesting occurring in 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the plan termination date in 2030.
The following table summarizes the stock option activity in the 2020 Equity Incentive Plan during the year ended December 31, 2020.

	2020
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	—	$—
Granted	1,095,657	10.53
Exercised	—	—
Forfeited/expired	—	—
Balance at end of year	1,095,657	10.53
Exercisable at end of year(1)	40,580	$10.53
(1) As a result of the acceleration of option vesting upon the death of a recipient.
The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

Year Ended
December 31, 2020

Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	0.40%
Expected life of options	6.4 years

A summary of the status of the Company stock option shares as of December 31, 2020 are presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	—	$—
Vested	(40,580)	2.91
Granted	1,095,657	2.91
Forfeited	—	—
Non-vested, end of year	1,055,077	$2.91
Total compensation cost recognized in the income statement for option-based payment arrangements during 2020 was $323,000 and the related tax benefit recognized was $48,000.
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

		For the Period
	For the Year Ended	July 2, 2019 to
	December 31, 2020	December 31, 2019

Net income (loss)	$10,018	$(15,806)
Shares outstanding for Basic EPS:
Average shares outstanding	13,414,367	13,526,625
Less: average RSA shares not vested	111,107	—
Less: average unearned ESOP Shares	1,039,056	1,062,936
Shares outstanding for Basic EPS	12,264,204	12,463,689

Additional Dilutive Shares	22,233	—

Shares outstanding for Diluted EPS	12,286,437	12,463,689

Basic Earnings (Loss) Per Share	$0.82	$(1.27)
Diluted Earnings (Loss) Per Share	$0.82	$(1.27)

Note 15:    Dividend and Capital Restrictions
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as discussed in Note 16.

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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2020, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.
First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total capital (to risk-weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%

Tier I capital (to risk-weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0

Common Equity Tier I capital (to risk-weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5

Tier I capital (to average assets)	153,325	14.3	42,939	4.0	53,673	5.0

As of December 31, 2019
Total capital (to risk-weighted assets)	$149,137	19.5%	$61,304	8.0%	$76,629	1.0%

Tier I capital (to risk-weighted assets)	142,048	18.5	45,978	6.0	61,304	8.0

Common Equity Tier I capital (to risk-weighted assets)	142,048	18.5	34,483	4.5	49,809	6.5

Tier I capital (to average assets)	142,048	14.6	39,027	4.0	48,784	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at both December 31, 2020 and December 31, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Note 17:    Related Party Transactions

The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2020 and 2019 was approximately $9,111,000 and $9,818,000, respectively.
Annual activity consisted of the following:

	2020	2019

Balance, beginning of the year	$9,818	$7,723
New loans	28	3,473
Change in composition	—	(17)
Repayments	(735)	(1,361)
Balance, end of the year	$9,111	$9,818
Deposits from related parties held by the Company at December 31, 2020 and 2019 totaled $3,616,000 and $2,773,000, respectively.
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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities
SBA Pools	$16,300	$—	$16,300	$—
Federal agencies	5,757	—	5,757	—
State and municipal obligations	96,285	—	96,285	—
Mortgage-backed securities - GSE residential	126,150	—	126,150	—
Equity securities	13	13	—	—
	$244,505	$13	$244,492	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Available-for-sale securities
U.S. Treasury securities	$2,991	$—	$2,991	$—
SBA Pools	14,383	—	14,383	—
Federal agencies	21,646	—	21,646	—
State and municipal obligations	45,840	—	45,840	—
Mortgage-backed securities - GSE residential	116,911	—	116,911	—
Equity securities	13	13	—	—
	$201,784	$13	$201,771	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2020.
Available-for-Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy, which includes equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include agency securities, obligations of state and political subdivisions, mortgage-backed securities, and SBA pools.  Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities but rather relying on the investment securities’ relationship to other benchmark quoted investment securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Impaired loans, collateral dependent	$532	$—	$—	$532
Mortgage-servicing rights	1,712	—	—	1,712
December 31, 2019
Impaired loans, collateral dependent	$57	$—	$—	$57
Mortgage-servicing rights	1,033	—	—	1,033
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

Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$532	Appraisal	Marketability discount	0%- 12%
Mortgage-servicing rights	$1,712	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$57	Appraisal	Marketability discount	0% - 75%
Mortgage-servicing rights	$1,033	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets
Cash and cash equivalents	$48,768	$48,768	$—	$—
Available-for-sale securities	244,505	13	244,492	—
Held-to-maturity securities	12,225	—	12,520	—
Loans and leases receivable, net	736,400	—	—	751,151
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,704	—	4,704	—
Financial liabilities
Deposits	693,045	—	695,216	—
FHLB advances	170,000	—	178,015	—
Interest payable	222	—	222	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets
Cash and cash equivalents	$40,597	$40,597	$—	$—
Available-for-sale securities	201,784	13	201,771	—
Held-to-maturity securities	15,917	—	16,156	—
Loans and leases receivable, net	687,258	—	—	687,789
Federal Reserve and FHLB stock	7,600	—	7,600	—
Interest receivable	3,052	—	3,052	—
Financial liabilities
Deposits	617,219	—	619,635	—
FHLB advances	154,000	—	155,304	—
Interest payable	297	—	297	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2020 and 2019, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2020 and 2019 should not necessarily be considered to apply at subsequent dates.
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

Note 19:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2020	2019
Assets
Cash and cash equivalents	$32,736	$43,835
Investment in subsidiaries	157,034	141,388
Other assets	4,810	4,395
Total assets	$194,580	$189,618
Other Liabilities	$1,867	$1,831
Stockholders' Equity	192,713	187,787
Total liabilities and stockholders' equity	$194,580	$189,618

Condensed Statements of Income and Comprehensive Income
	2020	2019
Other income	$668	$272
Expenses - other expenses	2,140	9,352

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiaries	(1,472)	(9,080)
Income tax benefit	(372)	(2,047)

Income (loss) before equity in undistributed net income (loss) of subsidiary	(1,100)	(7,033)
Equity in undistributed net income (loss) of subsidiaries	11,118	(7,051)
Net Income (Loss)	$10,018	$(14,084)
Comprehensive Income (Loss)	$14,387	$(10,367)

Condensed Statements of Cash Flows
	2020	2019
Operating Activities
Net income (loss)	$10,018	$(14,084)
Undistributed equity of subsidiaries	(11,118)	7,051
Common Stock contributed to Foundation	—	5,000
ESOP expense	648	316
Other changes	(538)	(5,140)
Stock based Compensation	811	—
Net cash used in operating activities	(179)	(6,857)
Financing Activities
Capital contribution to First Bank Richmond	—	(63,864)
Proceeds from stock conversion	—	113,021
Dividends paid	(1,839)	—
Repurchase of Common Stock	(9,081)	—
Net cash provided by (used in) financing activities	(10,920)	49,157
Net Change in Cash and Cash Equivalents	(11,099)	42,300
Cash and Cash Equivalents, Beginning of Period	43,835	1,535
Cash and Cash Equivalents, End of Period	$32,736	$43,835

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
Note 21:    Subsequent Events
Subsequent events have been evaluated through March 31, 2021, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2020, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2020, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
(b)Internal Control Over Financial Reporting

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Richmond Mutual Bancorporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2020, the Audit Committee was comprised of Directors W. Ray Stevens (Chair), Harold T. Hanley III, Jeffrey A. Jackson, and Lindley S. Mann, each of whom was "independent" as that term is defined for audit committee members in the Nasdaq Rules. Mr. Stevens passed away during 2020 and was replaced by Kathryn Girten, with Jeffrey A. Jackson serving as Audit Committee Chair.  The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Delinquent Section 16(a) Reports. Information concerning delinquent Section 16 reports is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Securities Authorized for Issuance under Stock-Based Compensation Plans
The following table sets forth information as of December 31, 2020 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan(1)
Equity Incentive Plan approved by security holders	1,095,657	$10.53	348,983
Equity Incentive Plan not approved by security holders	—	—	—
Total	1,095,657	$10.53	348,983

(1) Includes 91,978 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

(b)Security Ownership of Certain Beneficial Owners
Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(c)Security Ownership of Management
Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(d)Changes in Control
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2021 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the Years December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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

4.2
Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission File No. 001-38956))

10.1	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

10.2
Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan (included as Appendix A to the Registrant’s definitive proxy statement filed with the SEC on July 28, 2020 (File No. 001-38956) and incorporated herein by reference).

10.3
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

10.5
Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

21.0	Subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0	The following materials for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 31, 2021	By:	/s/ Garry D. Kleer
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

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021

/s/ Donald A. Benziger Donald A. Benziger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021

/s/ E. Michael Blum E. Michael Blum	Director	March 31, 2021

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 31, 2021

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 31, 2021

/s/ Lindley S. Mann Lindley S. Mann	Director	March 31, 2021

/s/ Kathryn Girten Kathryn Girten	Director	March 31, 2021

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 31, 2021