Form 10-Q
period 2021-03-31
Richmond Mutual Bancorporation, Inc.
filed 2021-05-14
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 12,883,803 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 14, 2021.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$13,713,168	$16,748,093
Interest-bearing demand deposits	51,810,044	32,020,364
Cash and cash equivalents	65,523,212	48,768,457
Investment securities - available for sale	258,158,592	244,505,189
Investment securities - held to maturity	10,211,437	12,225,275
Loans and leases, net of allowance for losses of $10,959,000 and $10,586,000, respectively	763,731,414	736,400,098
Premises and equipment, net	14,718,289	14,892,110
Federal Home Loan Bank stock	9,049,600	9,049,600
Interest receivable	4,203,991	4,703,604
Mortgage-servicing rights	1,658,879	1,712,138
Cash surrender value of life insurance	3,548,371	3,525,736
Other assets	10,102,117	8,410,450

Total assets	$1,140,905,902	$1,084,192,657

Liabilities
Noninterest-bearing deposits	118,075,878	98,724,887
Interest bearing deposits	638,997,768	594,320,508
Total deposits	757,073,646	693,045,395
Federal Home Loan Bank advances	170,000,000	170,000,000
Advances by borrowers for taxes and insurance	535,910	492,524
Interest payable	207,893	222,118
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	6,114,110	10,265,203
Total liabilities	951,386,268	891,479,949

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 13,050,996 shares and 13,193,760 shares at March 31, 2021 and December 31, 2020, respectively	130,510	131,938
Additional paid-in capital	122,814,920	124,246,425
Retained earnings	80,005,652	78,290,113
Unearned employee stock ownership plan (ESOP)	(13,479,847)	(13,664,373)
Accumulated other comprehensive income	48,399	3,708,605
Total stockholders' equity	189,519,634	192,712,708

Total liabilities and stockholders' equity	$1,140,905,902	$1,084,192,657
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest Income
Loans and leases	$9,628,305	$9,063,567
Investment securities	1,009,239	1,262,937
Other	6,904	125,030
Total interest income	10,644,448	10,451,534
Interest Expense
Deposits	1,187,272	1,824,698
Borrowings	693,951	739,341
Total interest expense	1,881,223	2,564,039
Net Interest Income	8,763,225	7,887,495
Provision for losses on loans and leases	400,000	210,000
Net Interest Income After Provision for Losses on Loans and Leases	8,363,225	7,677,495
Non-Interest Income
Service charges on deposit accounts	194,439	254,651
Card fee income	242,515	179,607
Loan and lease servicing fees	(105,450)	(65,692)
Net gains on securities (includes $0 and $69,139, respectively, related to accumulated other comprehensive loss reclassifications)	—	69,139
Net gains on loan and lease sales	964,817	228,208
Other loan fees	247,891	82,874
Other income	222,372	204,281
Total non-interest income	1,766,584	953,068
Non-Interest Expenses
Salaries and employee benefits	4,445,732	3,363,685
Net occupancy expenses	330,640	290,009
Equipment expenses	336,564	255,848
Data processing fees	526,173	476,803
Deposit insurance expense	71,000	56,000
Printing and office supplies	31,414	26,543
Legal and professional fees	346,518	241,366
Advertising expense	84,044	109,557
Bank service charges	30,751	37,355
Real estate owned expense	2,332	2,177
Loss on sale of real estate owned	1,278	—
Other expenses	771,210	664,274
Total non-interest expenses	6,977,656	5,523,617
Income Before Income Tax Expense	3,152,153	3,106,946
Provision for income taxes (includes $0 and $17,522, respectively, related to income tax expense from reclassification of items)	589,667	654,800
Net Income	$2,562,486	$2,452,146
Earnings Per Share
Basic	$0.22	$0.20
Diluted	$0.22	$0.20
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net Income	$2,562,486	$2,452,146

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax (benefit) expense of $(972,966) and $957,976, respectively.	(3,660,206)	2,821,591
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $0 and $17,523, respectively.	—	51,616
	(3,660,206)	2,769,975

Comprehensive (Loss) Income	$(1,097,720)	$5,222,121
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	2,562,486	—	—	2,562,486
Other comprehensive loss	—	—	—	—	—	(3,660,206)	(3,660,206)
ESOP shares earned	—	—	(1,821)	—	184,526	—	182,705
Stock based compensation	—	—	507,624	—	—	—	507,624
Common stock dividends ($0.07 per share)	—	—	—	(846,947)	—	—	(846,947)
Repurchase of common stock	(142,764)	(1,428)	(1,937,308)	—	—	—	(1,938,736)
Balances, March 31, 2021	13,050,996	$130,510	$122,814,920	$80,005,652	$(13,479,847)	$48,399	$189,519,634

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	—	—	—	2,452,146	—	—	2,452,146
Other comprehensive income	—	—	—	—	—	2,769,975	2,769,975
ESOP shares earned	—	—	2,858	—	183,829	—	186,687
Balances, March 31, 2020	13,526,625	$135,266	$132,604,734	$72,563,580	$(14,216,557)	$2,109,231	$193,196,254

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$2,562,486	$2,452,146
Items not requiring (providing) cash
Provision for loan losses	400,000	210,000
Depreciation and amortization	293,402	238,330
Deferred income tax	(93,250)	(84,000)
Stock based compensation	507,624	—
Investment securities amortization, net	712,845	486,500
Investment securities gains	—	(69,139)
Net gains on loan and lease sales	(964,817)	(228,208)
Loss on sale of real estate owned	1,278	—
Accretion of loan origination fees	(881,097)	(38,827)
Amortization of mortgage-servicing rights	128,288	67,132
ESOP shares expense	182,705	186,687
Increase in cash surrender value of life insurance	(21,361)	(30,106)
Loans originated for sale	(27,868,042)	(6,807,172)
Proceeds on loans sold	26,770,692	8,147,368
Net change in
Interest receivable	499,613	(195,661)
Other assets	(500,776)	354,702
Other liabilities	(4,151,093)	26,550
Interest payable	(14,225)	53,692
Net cash (used in) provided by operating activities	(2,435,728)	4,769,994

Investing Activities
Purchases of securities available for sale	(37,779,114)	(70,744,743)
Proceeds from maturities and paydowns of securities available for sale	18,783,517	25,505,906
Proceeds from sales of securities available for sale	—	11,461,388
Proceeds from maturities and paydowns of securities held to maturity	2,010,016	2,140,036
Net change in loans	(25,020,579)	(1,169,710)
Proceeds from sales of real estate owned	30,270	—
Purchases of premises and equipment	(119,581)	(158,241)
Purchase of FHLB stock	—	(1,030,400)
Net cash used in investing activities	(42,095,471)	(33,995,764)

Financing Activities
Net change in
Demand and savings deposits	50,062,196	(8,410,494)
Certificates of deposit	13,966,055	(3,572,941)
Advances by borrowers for taxes and insurance	43,386	68,073
Proceeds from FHLB advances	—	30,000,000
Repayment of FHLB advances	—	(2,000,000)
Repurchase of common stock	(1,938,736)	—
Dividends paid	(846,947)	—
Net cash provided by financing activities	61,285,954	16,084,638

Net Change in Cash and Cash Equivalents	16,754,755	(13,141,132)
Cash and Cash Equivalents, Beginning of Period	48,768,457	40,596,877
Cash and Cash Equivalents, End of Period	$65,523,212	$27,455,745
Additional Cash Flows and Supplementary Information
Interest paid	$1,895,448	$2,510,347
Transfers from loans to other real estate owned	—	31,548
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands except shares and per share amounts)
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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
Note 2: Accounting Pronouncements
In March 2020, the novel coronavirus disease of 2019 ("COVID-19") was identified as a global pandemic and began affecting the health of large populations around the world. As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company, as well as the Company's customers. In response to economic concerns over COVID-19, in March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was passed into law by the United States Congress ("Congress"). The CARES Act included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic. The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of March 31, 2021, the Company has 33 loans outstanding for $24.6 million that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the borrower. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company has originated a total of approximately $100.0 million in PPP loans as of March 31, 2021, of which approximately $54.7 million were outstanding at March 31, 2021.
The Jumpstart Our Business Startups Act (the "JOBS Act"), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements.
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
The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs. The Company is in the early stages of evaluating its historical data available for use in adoption of the new credit loss standards. Additionally, we have formed an implementation team that meets on a regular basis to coordinate efforts of our accounting, credit and operations areas. We will continue to evaluate methodologies available to us under the new standard.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
In October 2020, the FASB issued ASU 2020-08, “Receivables – Nonrefundable Fees and Other Costs” (“ASU 2020-08”). ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2020-08 did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
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
Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$15,647	$36	$155	$15,528
Federal agencies	7,756	5	228	7,533
State and municipal obligations	100,347	1,599	1,610	100,336
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	134,335	1,618	1,204	134,749
Equity securities	13	—	—	13
	258,098	3,258	3,197	258,159
Held to maturity
State and municipal obligations	10,211	234	—	10,445
	10,211	234	—	10,445

Total investment securities	$268,309	$3,492	$3,197	$268,604

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$16,283	$111	$94	$16,300
Federal agencies	5,760	12	15	5,757
State and municipal obligations	93,616	2,778	109	96,285
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	124,139	2,080	69	126,150
Equity securities	13	—	—	13
	239,811	4,981	287	244,505
Held to maturity
State and municipal obligations	12,225	295	—	12,520
	12,225	295	—	12,520

Total investment securities	$252,036	$5,276	$287	$257,025
The amortized cost and fair value of securities at March 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$954	$959	$1,751	$1,766
One to five years	6,331	6,520	5,373	5,491
Five to ten years	28,444	28,660	2,027	2,118
After ten years	88,021	87,258	1,060	1,070
	123,750	123,397	10,211	10,445
Mortgage-backed securities –GSE residential	134,335	134,749	—	—
Equity securities	13	13	—	—

Totals	$258,098	$258,159	$10,211	$10,445

Securities with a carrying value of $74,171,000 and $88,370,000 were pledged at March 31, 2021 and December 31, 2020, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale for the three months ended March 31, 2021 and 2020 were $0 and $11,461,000, respectively. Gross gains were recognized on the sale of securities available-for-sale for the three months ended March 31, 2021 and 2020 of $0 and $74,000, respectively.  Gross losses were recognized on the sale of securities available for sale for the three months ended March 31, 2021 and 2020 of $0 and $5,000, respectively.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2021 and December 31, 2020 was $120,426,000 and $45,299,000, respectively, which is approximately 45% and 18% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020:

Description of Securities	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$4,318	$83	$7,984	$72	$12,302	$155
Federal agencies	6,773	228	—	—	6,773	228
State and municipal obligations	45,177	1,505	1,475	105	46,652	1,610
Mortgage-backed securities - GSE residential	54,165	1,202	534	2	54,699	1,204

Total temporarily impaired securities	$110,433	$3,018	$9,993	$179	$120,426	$3,197

Description of Securities	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$5,213	$46	$5,687	$48	$10,900	$94
Federal agencies	985	15	—	—	985	15
State and municipal obligations	8,587	109	—	—	8,587	109
Mortgage-backed securities - GSE residential	24,013	67	684	2	24,697	69
Total available-for-sale	38,798	237	6,371	50	45,169	287

Held-to-maturity
State and municipal obligations	130	—	—	—	130	—

Total temporarily impaired securities	$38,928	$237	$6,371	$50	$45,299	$287

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Commercial mortgage	$254,561	$247,564
Commercial and industrial	128,126	122,831
Construction and development	67,728	58,424
Multi-family	60,608	55,998
Residential mortgage	128,947	127,108
Home equity	6,104	5,982
Direct financing leases	117,725	117,171
Consumer	13,183	13,257
	776,982	748,335
Less
Allowance for loan and lease losses	10,959	10,586
Deferred loan fees	2,292	1,349

	$763,731	$736,400

The following tables present the activity in the allowance for loan and lease losses for the three months ended March 31, 2021 and 2020:

	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Three Months Ended March 31, 2021:
Balance, beginning of period	$7,797	$1,248	$270	$1,054	$217	$10,586
Provision (credit) for losses	561	(133)	(19)	75	(84)	400
Charge-offs	—	—	—	(194)	(11)	(205)
Recoveries	1	23	6	94	54	178

Balance, end of period	$8,359	$1,138	$257	$1,029	$176	$10,959
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Three Months Ended March 31, 2020:
Balance, beginning of period	$4,564	$1,852	$109	$426	$138	$7,089
Provision (credit) for losses	72	(87)	38	190	(4)	210
Charge-offs	—	—	(15)	(55)	(5)	(75)
Recoveries	32	7	16	22	6	83

Balance, end of period	$4,668	$1,772	$148	$583	$135	$7,306
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$811	$52	$—	$—	$—	$863
Collectively evaluated for impairment	7,548	1,086	257	1,029	176	10,096

Balance, March 31	$8,359	$1,138	$257	$1,029	$176	$10,959

Loans and leases:
Individually evaluated for impairment	5,581	450	178	—	—	6,209
Collectively evaluated for impairment	427,822	111,660	96,465	117,725	17,101	770,773
Ending Balance, March 31	$433,403	$112,110	$96,643	$117,725	$17,101	$776,982
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

	December 31, 2020
	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$150	$52	$—	$—	$—	$202
Collectively evaluated for impairment	7,647	1,196	270	1,054	217	10,384

Balance, December 31	$7,797	$1,248	$270	$1,054	$217	$10,586

Loans and leases:
Individually evaluated for impairment	701	493	269	—	—	1,463
Collectively evaluated for impairment	404,278	106,794	101,380	117,171	17,249	746,872
Ending Balance, December 31	$404,979	$107,287	$101,649	$117,171	$17,249	$748,335
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

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
The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Commercial Mortgage	Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total

1-4 Pass	$246,578	$121,798	$62,828	$60,608	$126,766	$6,033	$117,661	$12,867	$755,139
5 Special Mention	6,939	3,514	—	—	—	—	—	—	10,453
6 Substandard	1,044	2,814	4,900	—	2,181	71	11	316	11,337
7 Doubtful	—	—	—	—	—	—	53	—	53
8 Loss	—	—	—	—	—	—	—	—	—

	$254,561	$128,126	$67,728	$60,608	$128,947	$6,104	$117,725	$13,183	$776,982

	December 31, 2020
	Commercial Mortgage	Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total

1-4 Pass	$239,055	$114,411	$53,524	$55,998	$123,963	$5,916	$117,136	$13,256	$723,259
5 Special Mention	6,976	5,542	4,900	—	—	—	—	—	17,418
6 Substandard	1,533	2,878	—	—	3,145	66	15	1	7,638
7 Doubtful	—	—	—	—	—	—	20	—	20
8 Loss	—	—	—	—	—	—	—	—	—

	$247,564	$122,831	$58,424	$55,998	$127,108	$5,982	$117,171	$13,257	$748,335

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Delinquent Loans				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$431	$—	$210	$641	$253,920	$254,561	$134
Commercial and industrial	—	24	397	421	127,705	128,126	—
Construction and development	—	—	4,900	4,900	62,828	67,728	—
Multi-family	—	—	—	—	60,608	60,608	—
Residential mortgage	2,071	142	2,154	4,367	124,580	128,947	2,029
Home equity	7	—	31	38	6,066	6,104	31
Leases	136	21	—	157	117,568	117,725	—
Consumer	140	277	316	733	12,450	13,183	315

Totals	$2,785	$464	$8,008	$11,257	$765,725	$776,982	$2,509

	December 31, 2020
	Delinquent Loans				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$340	$—	$1,177	$1,517	$246,047	$247,564	$1,100
Commercial and industrial	1,251	203	439	1,893	120,938	122,831	—
Construction and development	—	4,900	—	4,900	53,524	58,424	—
Multi-family	—	—	—	—	55,998	55,998	—
Residential mortgage	1,913	243	2,680	4,836	122,272	127,108	2,554
Home equity	138	15	25	178	5,804	5,982	25
Leases	234	65	—	299	116,872	117,171	—
Consumer	318	129	317	764	12,493	13,257	317

Totals	$4,194	$5,555	$4,638	$14,387	$733,948	$748,335	$3,996

The following tables present the Company’s impaired loans and specific valuation allowance at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$77	$86	$—
Commercial and industrial	397	731	—
Residential mortgage	124	246	—
	$598	$1,063	$—

Impaired loans with a specific valuation allowance
Commercial mortgage	$5,504	$5,504	$811
Commercial and industrial	53	64	52
Residential mortgage	54	54	—
	$5,611	$5,622	$863

Total impaired loans
Commercial mortgage	$5,581	$5,590	$811
Commercial and industrial	450	795	52
Residential mortgage	178	300	—
Total impaired loans	$6,209	$6,685	$863

	December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$76	$86	$—
Commercial and industrial	439	770	—
Residential mortgage	269	491	—
	$784	$1,347	$—

Impaired loans without a specific valuation allowance
Commercial mortgage	$625	$625	$150
Commercial and industrial	54	64	52
	$679	$689	$202

Total impaired loans
Commercial mortgage	$701	$711	$150
Commercial and industrial	493	834	52
Residential mortgage	269	491	—
Total impaired loans	$1,463	$2,036	$202

The following tables present the Company’s average investment in impaired loans and interest income recognized for the three months ended March 31, 2021 and 2020:

	Average Investment in Impaired Loans	Interest Income Recognized

Three Months Ended March 31, 2021:
Total impaired loans
Commercial mortgage	$3,141	$7
Commercial and industrial	471	4
Residential mortgage	180	1
Total impaired loans	$3,792	$12

	Average Investment in Impaired Loans	Interest Income Recognized

Three Months Ended March 31, 2020:
Total impaired loans
Commercial mortgage	$797	$7
Commercial and industrial	684	14
Residential mortgage	326	5
Total impaired loans	$1,807	$26

The following table presents the Company’s nonaccrual loans and leases at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Commercial mortgage	$77	$76
Commercial and industrial	450	493
Construction	4,900	—
Residential mortgage	124	214
Leases	53	20

	$5,604	$803
During the three months ended March 31, 2021 and 2020, there were no newly classified troubled debt restructured loans or leases (“TDRs”). For the three months ended March 31, 2021 and 2020, the Company recorded no charge-offs related to TDRs. As of both March 31, 2021 and December 31, 2020, TDRs had a related allowance of $52,000. During the three months ended March 31, 2021, there were no TDRs for which there was a payment default within the first 12 months of the modification.
The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of March 31, 2021, the Company had 33 loan and lease modifications outstanding related to the COVID-19 pandemic with an outstanding loan balance totaling $24.6 million in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.
At March 31, 2021 and December 31, 2020, the balance of real estate owned includes $0 and $32,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $520,000 and $283,000, respectively.
The following lists the components of the net investment in direct financing leases:

	March 31, 2021	December 31, 2020

Total minimum lease payments to be received	$129,865	$129,114
Initial direct costs	6,639	6,353
	136,504	135,467
Less: Unearned income	(18,779)	(18,296)

Net investment in direct finance leases	$117,725	$117,171
Leases serviced by First Bank Richmond for the benefit of others totaled approximately $22,000 and $86,000 at March 31, 2021 and December 31, 2020, respectively. Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages. At March 31, 2021 and December 31, 2020, First Bank Richmond has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $22,000 and $86,000, respectively, for these leases.
The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2021:

2021	$38,107
2022	39,561
2023	27,108
2024	16,659
2025	7,405
Thereafter	1,025

$129,865

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
Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs supported by little or no market activity that are significant to the fair value of the assets or liabilities

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2021
Available-for-sale securities
SBA Pools	$15,528	$—	$15,528	$—
Federal agencies	7,533	—	7,533	—
State and municipal obligations	100,336	—	100,336	—
Mortgage-backed securities - GSE residential	134,749	—	134,749	—
Equity securities	13	13	—	—
	$258,159	$13	$258,146	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020
Available-for-sale securities
SBA Pools	$16,300	$—	$16,300	$—
Federal agencies	5,757	—	5,757	—
State and municipal obligations	96,285	—	96,285	—
Mortgage-backed securities - GSE residential	126,150	—	126,150	—
Equity securities	13	13	—	—
	$244,505	$13	$244,492	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2021.
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
Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2021
Impaired loans, collateral dependent	$4,748	$—	$—	$4,748
Mortgage-servicing rights	1,659	—	—	1,659

December 31, 2020
Impaired loans, collateral dependent	$532	$—	$—	$532
Mortgage-servicing rights	1,712	—	—	1,712

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
Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,748	Appraisal	Marketability discount	0 - 16%
Mortgage-servicing rights	$1,659	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$532	Appraisal	Marketability discount	0 - 12%
Mortgage-servicing rights	$1,712	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial assets
Cash and cash equivalents	$65,523	$65,523	$—	$—
Available-for-sale securities	258,159	13	258,146	—
Held-to-maturity securities	10,211	—	10,445	—
Loans and leases receivable, net	763,731	—	—	781,646
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,204	—	4,204	—
Financial liabilities
Deposits	757,074	—	759,129	—
FHLB advances	170,000	—	177,192	—
Interest payable	208	—	208	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets
Cash and cash equivalents	$48,768	$48,768	$—	$—
Available-for-sale securities	244,505	13	244,492	—
Held-to-maturity securities	12,225	—	12,520	—
Loans and leases receivable, net	736,400	—	—	751,151
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,704	—	4,704	—
Financial liabilities
Deposits	693,045	—	695,216	—
FHLB advances	170,000	—	178,015	—
Interest payable	222	—	222	—
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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net income	$2,562	$2,452
Shares outstanding for Basic EPS:
Average shares outstanding	13,124,015	13,526,625
Less: average restricted stock award shares not vested	431,501	—
Less: average unearned ESOP Shares	1,005,311	1,059,419
Shares outstanding for Basic EPS	11,687,203	12,467,206

Additional Dilutive Shares	176,705	—

Shares outstanding for Diluted EPS	11,863,908	12,467,206

Basic Earnings Per Share	$0.22	$0.20
Diluted Earnings Per Share	$0.22	$0.20

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $52,000 and $49,000 for the three months ended March 31, 2021 and 2020, respectively.
Pension Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), an industry-wide, tax-qualified defined-benefit pension plan. As previously disclosed, the Company has frozen and intends to terminate the Bank’s participation in the DB Plan, which will require it to pay an amount based on the underfunded status of the plan. As of March 31, 2021 the Company has accrued $17.5 million for this expense. The actual termination expense of the DB Plan may be higher or lower than the amount currently accrued for by the Company depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets. Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense over and above the amount presently accrued. As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan. Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $13,479,847 and $13,664,373 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at March 31, 2021 and December 31, 2020, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three months ended March 31, 2021 and 2020 was $183,000 and $187,000, respectively.

	March 31, 2021	March 31, 2020

Earned ESOP shares	90,196	22,545
Unearned ESOP shares	991,934	1,059,585
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.56	$10.22
Fair value of earned shares	$1,223	$230
Fair value of unearned shares	$13,451	$10,829

Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan
On September 15, 2020, the Company's stockholders approved the Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan ("2020 EIP") which provides for the grant to eligible participants of up to (i) 1,352,662 shares of Company common stock to be issued upon the exercise of stock options and stock appreciation rights and (ii) 541,065 shares of Company common stock to participants as restricted stock awards (which may be in the form of shares of common stock or share units giving the participant the right to receive shares of common stock at a specified future date).
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. These awards vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.
Total compensation cost recognized in the income statement for restricted stock awards during the three months ended March 31, 2021 was $303,000 and the related tax benefit recognized was $64,000. As of March 31, 2021, unrecognized compensation expense related to restricted stock awards was $4.0 million.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 of common stock under the 2020 EIP with an exercise price of $10.53 per share, the fair market value of a share of the Company's common stock on the date of grant, to eligible participants. These options awarded vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited options may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2021.

	March 31, 2021
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,095,657	$10.53
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance at end of year	1,095,657	10.53
Exercisable at end of period(1)	40,580	$10.53
(1) As a result of the acceleration of option vesting upon the death of a recipient.

A summary of the status of the Company stock option shares as of March 31, 2021 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	1,055,077	$2.91
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31	1,055,077	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements during 2020 was $205,000 and the related tax benefit recognized was $23,000. As of March 31, 2021, unrecognized compensation expense related to the stock option awards was $2.7 million.

Note 8: Subsequent Event
Subsequent to March 31, 2021 through May 14, 2021 the Company purchased 167,193 shares under the existing stock repurchase program, leaving 249,392 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2021, and the consolidated results of operations for the three months ended March 31, 2021, compared to the same period in 2020 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•fluctuations in real estate values, and residential, commercial, and multifamily real estate market conditions;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 ("CAA 2021");
•legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations that adversely affect our business, and the availability of resources to address such changes;
•our ability to pay dividends on our common stock;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services including as a result of the CAA 2021 and recent COVID vaccination effort; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $151.3 million at March 31, 2021.
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
Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and noninterest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are still unknown, including the 150 basis point reduction in the targeted federal funds rate in March 2020, until the pandemic further subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.
At March 31, 2021, on a consolidated basis, we had $1.1 billion in assets, $763.7 million in loans and leases, net of allowance, $757.1 million in deposits and $189.5 million in stockholders’ equity.  At March 31, 2021, First Bank Richmond’s total risk-based capital ratio was 20.8%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2021, net income was $2.6 million, compared with net income of $2.5 million for the three months ended March 31, 2020.
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
COVID 19 Response
The Company continues to offer a number of options designed to support our customers and the communities that we serve during the ongoing COVID-19 pandemic.

Paycheck Protection Program ("PPP"). The CARES Act was signed into law on March 27, 2020, and authorized the SBA to temporarily guarantee loans under a loan program called the Paycheck Protection Program, or PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The initial PPP concluded on August 8, 2020 and was then reopened through May 31, 2021.
During the first quarter of 2021, the Company continued its participation in the initial SBA PPP by processing applications for PPP loan forgiveness. As of March 31, 2021, the Company has received SBA forgiveness for 413 PPP loans totaling $47.0 million out of the $64.9 million in PPP loans funded during the first PPP program. During the first quarter of 2021, the Company began accepting and processing loan applications under the second PPP program enacted in December 2020. As of March 31, 2021, the Bank has funded 329 PPP loans totaling $35.2 million under the second PPP program. As of March 31, 2021, there was a total of 408 PPP loans outstanding totaling $54.7 million. We expect to continue accepting and processing applications for the second round of PPP loans through its expiration date of May 31, 2021.
We may utilize the FRB's Paycheck Protection Program Liquidity Facility (“PPPLF”), pursuant to which the Company would pledge its PPP loans as collateral to obtain FRB non-recourse loans. The PPPLF will take the PPP loans as collateral at face value. As of March 31, 2021, we had not utilized the PPPLF.
Loan Modifications.  We offer payment and financial relief programs for borrowers impacted by COVID-19, primarily through loan and lease payment deferments of principal and interest up to 90 days, although requests for payment relief during the first quarter of 2021 declined significantly from 2020. We continue to monitor our loan portfolio and strive to work with our customers and communities. Deferred loans are re-evaluated at the end of the initial deferral period and will either return to the original loan terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At March 31, 2021, the number of loans and leases granted payment deferrals was 33, representing $24.6 million in loans and leases outstanding, compared to 48 loans and leases at December 31, 2020 totaling $54.7 million. The decrease in the outstanding deferred loan and lease amounts was primarily attributable to $21.0 million in commercial mortgage loans and $8.9 million in multi-family loans returning to their normal payment terms. Of the loans and leases currently deferred at March 31, 2021, six loans, representing $2.3 million in loans and leases outstanding, were new deferrals and 27 loans, representing $22.3 million in loans and leases outstanding, were repeat deferrals. The following table summarizes information relating to loan deferments at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
($ in thousands)	Number of Loans	Balance	Number of Loans	Balance
Commercial mortgage	8	23,372	18	44,352
Commercial and industrial	—	—	1	770
Multi-Family	—	—	4	8,868
Residential mortgage	5	450	3	163
Direct financing leases	19	756	20	494
Consumer	1	4	2	18
Total Loans	33	24,582	48	54,665
The following table summarizes information relating to hospitality loan deferments (which are included in the commercial mortgage balance in the table above) at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
($ in thousands)	Number of Loans	Balance	Percent of total loans in category	Number of Loans	Balance	Percent of total loans in category
Restaurants	—	$—	—%	1	$375	6.78%
Hotels	5	16,350	23.15%	12	37,056	56.17%
Total Loans	5	$16,350	21.74%	13	$37,431	52.35%

Branch Operations and Additional Client Support
The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of March 31, 2021, all of the Bank's branch lobbies were open. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments.
Comparison of Financial Condition at March 31, 2021 and December 31, 2020
General.  Total assets increased $56.7 million, or 5.2%, to $1.1 billion at March 31, 2021 from $1.1 billion at December 31, 2020.  The increase was primarily a result of a $27.3 million, or 3.7%, increase in loans and leases, net of allowance to $763.7 million at March 31, 2021 from $736.4 million at December 31, 2020; and a $11.6 million, or 4.5%, increase in investment securities to $268.4 million at March 31, 2021, compared to $256.7 million at December 31, 2020. The balance of the increase in assets was attributable to a $16.8 million, or 34.4%, increase in cash and cash equivalents to $65.5 million at March 31, 2021, from $48.8 million at December 31, 2020.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $27.3 million, to $763.7 million at March 31, 2021 from $736.4 million at December 31, 2020.  The increase in loans and leases was attributable to an increase in commercial and industrial loans of $5.3 million (consisting of an increase of $11.4 million in PPP loans and a decrease of $6.1 million of non-PPP commercial and industrial loans), an increase in commercial mortgage loans of $7.0 million, and an increase in construction and development loans of $9.3 million.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $8.1 million or 1.05% of total loans and leases at March 31, 2021, compared to $4.8 million or 0.64% of total loans and leases at December 31, 2020.  The increase in nonperforming loans and leases was the result of a $4.9 million non-accruing commercial real estate loan more than 90 days past due that is currently subject to litigation. At the time of origination, this loan had a loan to value ratio of 73%.  Accruing loans and leases past due more than 90 days at March 31, 2021, totaled $2.5 million, compared to $4.0 million at December 31, 2020.
At March 31, 2021, TDRs totaled $528,000, compared to $541,000 at December 31, 2020. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs.  As of March 31, 2021, the Company had outstanding 33 loan and lease modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan and lease balance totaling $24.6 million. This was a decrease from 48 loans and leases with modifications totaling $54.7 million at December 31, 2020. Loan and lease modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan or lease is deemed to be impaired.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $372,000, or 3.5%, to $11.0 million at March 31, 2021 from $10.6 million at December 31, 2020.  At March 31, 2021, the allowance for loan and lease losses totaled 1.41% of total loans and leases outstanding compared to 1.42% at December 31, 2020. The allowance for loan and lease losses to total loans at March 31, 2021 and December 31, 2020 would increase eleven and eight basis points, respectively, if PPP loans, which totaled $54.7 million and $43.3 million at March 31, 2021 and December 31, 2020, respectively, are excluded from the calculation.  PPP loans are fully guaranteed by the SBA and management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.  Net charge-offs during the first three months of 2021 were $27,000 or 0.01% of average loans and leases outstanding, compared to net recoveries of $7,000 during the first three months of 2020.  The allowance for loan and lease losses to non-performing loans and leases was 135.1% at March 31, 2021, compared to 220.6% at December 31, 2020.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio.  The Company evaluated its exposure to potential loan and lease losses as of March 31, 2021, which evaluation included consideration of potential credit losses due to the deteriorating economic conditions driven by the impact of the COVID-19 pandemic. The full impact of the pandemic on the Company’s deposit and loan and lease customers is still uncertain. The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored as are loan payment deferrals.
Deposits. Total deposits increased $64.0 million, or 9.2%, to $757.1 million at March 31, 2021, from $693.0 million at December 31, 2020.  The increase in deposits from December 31, 2020 primarily was due to overall changes in spending and savings habits by business and consumers due to the COVID-19 pandemic as well as additional PPP funds and government stimulus payments made to customers in December 2020 and first quarter 2021. Brokered deposits increased $3.4 million to $26.7 million, or 3.5% of total deposits, at March 31, 2021, compared to $23.3 million, or 3.4% of total deposits, at December 31, 2020.  Demand deposit and savings accounts increased $50.1 million to $500.6 million at March 31, 2021, compared to $450.6 million at December 31, 2020.  At March 31, 2021, noninterest bearing deposits totaled $118.1 million, or 15.6% of total deposits, compared to $98.7 million or 14.2% of total deposits at December 31, 2020.
Borrowings. Total borrowings, consisting solely of FHLB advances, were steady at $170.0 million at March 31, 2021 and December 31, 2020, consistent with the Company’s strategy to maintain excess liquidity in light of the ongoing COVID-19 pandemic and continuing economic uncertainty.
Stockholders’ Equity. Stockholders’ equity totaled $189.5 million at March 31, 2021, a decrease of $3.2 million, or 1.7%, from December 31, 2020.  The decrease in stockholders' equity from year-end 2020 was the result of a reduction in accumulated comprehensive income of $3.7 million, the repurchase of $1.9 million of Company common stock and the payment of $847,000 in dividends to Company stockholders during the current quarter, partially offset by net income of $2.6 million in the first quarter, an increase of $508,000 due to the Company's equity incentive plan, and a $183,000 increase due to ESOP shares earned.  The Company repurchased 142,764 shares of Company common stock at an average price of $13.58 per share for a total of $1.9 million during the first quarter of 2021.  The Company’s equity to asset ratio was 16.6% at March 31, 2021.  At March 31, 2021, the Bank’s Tier 1 capital to total assets ratio was 14.2% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020.
General. Net income for the three months ended March 31, 2021 was $2.6 million, a $110,000 increase from net income of $2.5 million for the three months ended March 31, 2020. The $2.6 million in earnings equaled $0.22 diluted earnings per share for the first quarter of 2021, compared to $0.20 diluted earnings per share for the first quarter of 2020.
Interest Income.  Interest income increased $193,000, or 1.8%, to $10.6 million during the quarter ended March 31, 2021, compared to $10.5 million during the quarter ended March 31, 2020.  Interest income on loans and leases increased $565,000, or 6.2%, to $9.6 million for the quarter ended March 31, 2021, from $9.1 million for the comparable quarter in 2020, due to higher average balances in the loan and lease portfolio as well as higher yield. The average outstanding loan and lease balances were $718.0 million for the quarter ended March 31, 2021, compared to $686.2 million for the quarter ended March 31, 2020.  The average yield on loans and leases was 5.36% for the quarter ended March 31, 2021, compared to 5.28% for the comparable quarter in 2020. Interest income also included $772,000 in fees earned related to PPP loans in the quarter ended March 31, 2021 compared to none during the same quarter in 2020. As of March 31, 2021, total unrecognized fees on PPP loans were $1.9 million.
Interest income on investment securities, including FHLB stock, decreased $254,000, or 20.1%, to $1.0 million during the quarter ended March 31, 2021, from $1.3 million during the comparable quarter in 2020.  The decrease in interest income on investment securities from the comparable period in 2020 was due to a decrease in the weighted average yield of 68 basis points, partially offset by an increase in the average balances of investment securities including FHLB stock.  The average balance of investment securities, including FHLB stock, was $269.8 million for the quarter ended March 31, 2021, compared to $232.2 million for the quarter ended March 31, 2020.  The average yield on investment securities, including FHLB stock, was 1.50% for the first quarter of 2021, compared to 2.18% for the first quarter of 2020.  Interest income earned on cash and cash equivalents decreased to $7,000 in the first quarter of 2021 compared to $125,000 in the comparable quarter of 2020.  The decrease in interest income earned on cash and cash equivalents in the first quarter of 2021 compared to the comparable quarter of 2020 was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in March 2020.
Interest Expense. Interest expense decreased $683,000, or 26.6%, to $1.9 million for the quarter ended March 31, 2021, from $2.6 million for the quarter ended March 31, 2020.  Interest expense on deposits decreased $637,000, or 34.9%, to $1.2 million for the quarter ended March 31, 2021, from $1.8 million for the comparable quarter in 2020. This decrease in interest expense was attributable to the lower weighted average rate paid on interest-bearing deposits, partially offset by higher average deposit balances.  The weighted average rate paid on interest-bearing deposits was 0.77% for the quarter ended March 31, 2021, compared to 1.34% for the quarter ended March 31, 2020.  Average balance of interest-bearing deposits increased to $614.4 million, or 12.4%, in the quarter ended March 31, 2021, compared to $546.5 million in the comparable quarter in 2020. Interest expense on FHLB borrowings decreased $45,000, or 6.1%, to $694,000 in the first quarter of 2021 compared to $739,000 for the same quarter in 2020.  The average balance of FHLB borrowings totaled $170.0 million during the quarter ended March 31, 2021, compared to $164.1 million for the quarter ended March 31, 2020.  The weighted average rate paid on FHLB borrowings was 1.63% for the quarter ended March 31, 2021, a 17 basis point decline from 1.80% for the comparable quarter in 2020.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $876,000, or 11.1%, to $8.8 million in the first quarter of 2021, compared to $7.9 million for the first quarter of 2020.  This increase was primarily due to an increase in average interest-earning assets during the first quarter of 2021 compared to the comparable period in 2020. Net interest margin (annualized) was 3.44% for the three months ended March 31, 2021, compared to 3.32% for the three months ended March 31, 2020.  The increase in net interest margin was primarily due to yields earned on interest-earning assets declining at a slower rate than rates paid on interest-bearing liabilities. The yield on the loans and lease portfolio was impacted by the PPP loan activity during the first quarter of 2021 as PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the origination fees paid to us by the SBA. The average yield on PPP loans was 7.85%, including the recognition of deferred fees, resulting in a positive impact to net interest margin of 17 basis points during the quarter ended March 31, 2021, compared to no impact in the comparable quarter in 2020 as no PPP loans were originated at that time.
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

	Three Months Ended March 31,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$717,980	$9,628	5.36%	$686,180	$9,064	5.28%
Securities	260,763	940	1.44%	224,300	1,182	2.11%
FHLB stock	9,050	69	3.05%	7,922	81	4.09%
Cash and cash equivalents and other	31,595	7	0.09%	32,277	125	1.55%
Total interest-earning assets	1,019,388	10,644	4.18%	950,679	10,452	4.40%

Interest-bearing liabilities:
Savings and money market accounts	223,560	278	0.50%	163,948	292	0.71%
Interest-bearing checking accounts	142,457	81	0.23%	104,154	82	0.31%
Certificate accounts	248,360	828	1.33%	278,434	1,451	2.08%
Borrowings	170,000	694	1.63%	164,066	739	1.80%
Total interest-bearing liabilities	784,377	1,881	0.96%	710,602	2,564	1.44%

Net interest income		$8,763			$7,888
Net earning assets	$235,011			$240,077

Net interest rate spread(1)			3.22%			2.96%
Net interest margin(2)			3.44%			3.32%
Average interest-earning assets to average interest-bearing liabilities	129.96%			133.79%

_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended March 31, 2021 totaled $400,00 compared to $210,000 for the three months ended March 31, 2020, a $190,000 or 90.5% increase. The increase in the provision for loan and lease losses was primarily due to the increase in non-performing loans experienced in the quarter.  Net charge-offs during the first quarter of 2021 were $27,000, compared to net recoveries of $7,000 in the first quarter of 2020.
Non-Interest Income.  Non-interest income increased $814,000 or 85.4%, to $1.8 million for the quarter ended March 31, 2021, compared to $953,000 for the comparable quarter in 2020.  The increase in noninterest income resulted primarily from the increase in the gain on sale of loans and leases, which increased $737,000, or 322.8%, to $965,000 during the first quarter of 2021, compared to $228,000 during the first quarter of 2020 as a result of continued strong mortgage banking activity during the current quarter due to continuing low interest rates. There was no gain on the sale of securities recorded in the first quarter of 2021 while the Company recognized a net gain on the sale of securities of $69,000 in the first quarter of 2020. Card fee income increased $63,000, or 35.0%, to $243,000 in the first quarter of 2021 from $180,000 in the first quarter of 2020 due to increased debit card usage.  Loan and lease servicing income decreased $40,000, to a loss of $105,000 for the first quarter of 2021 compared to a loss of $66,000 for the comparable quarter in 2020, due to a larger impairment of mortgage servicing rights in the first quarter of 2021 compared to the first quarter of 2020. An impairment write down of $158,000 was recorded in the first quarter of 2021 compared to a write down of $114,000 in the first quarter of 2020.  Other loan fees increased $165,000, or 199.1%, to $248,000 in the first quarter of 2021 compared to the comparable quarter of 2020 primarily due to an increase in commercial loan processing fees of $168,000 over the comparable quarter of 2020. Service fees on deposit accounts decreased $60,000, or 23.6%, to $194,000 for the quarter ended March 31, 2021, compared to $255,000 for the quarter ended March 31, 2020. The decrease in service fees on deposit accounts during the first quarter of 2021 compared to the first quarter of 2020 was the result of higher customer balances maintained in deposit accounts.
Non-Interest Expense.  Non-interest expense increased $1.5 million, or 26.3%, to $7.0 million for the three months ended March 31, 2021, from $5.5 million for the same period in 2020.  Salaries and employee benefits increased $1.1 million, or 32.2%, to $4.4 million for the quarter ended March 31, 2021 from $3.4 million for the quarter ended March 31, 2020. The increase in salaries and benefits from the first quarter of 2020 primarily was due to $508,000 of expenses associated with equity awards granted during the fourth quarter of 2020 following shareholder approval of the Company's equity incentive plan, increased pension expense of $182,000, and increased compensation expense of $380,000 primarily as a result of annual merit increases and additional staff. Net occupancy expense increased $41,000, or 14.0% to $331,000 from $290,000 in the same quarter of 2020, primarily as a result of higher building maintenance expenses. Equipment expense increased $81,000, or 31.5% to $337,000 from the comparable period in 2020, primarily due to increased depreciation expense associated with replacing the Bank's ATM machines during the last quarter of 2020.  Deposit insurance expense increased $15,000, or 26.8% compared to the first quarter of 2020 primarily due to growth in the Bank's balance sheet and subsequent decline in its leverage ratio.  Legal and professional fees increased $105,000, or 43.6% to $347,000 compared to the same quarter in 2020 primarily due to expenses associated with the contract renewal of the Company's data core processing, and routine litigation matters. Advertising expense declined $26,000 or 23.3%, from the first quarter of 2020, primarily due to less media advertising during the first quarter of 2021. Other expenses increased $107,000, or 16.1%, to $771,000 in the first quarter of 2021 compared to the same quarter of 2020 primarily due to loan related expenses increasing $40,000, debit card expenses increasing $8,000, and franchise tax expense increasing $70,000.
The Company froze its defined benefit plan (“DB Plan”) in October 2019 with the intent to terminate it. The freezing of the DB Plan has reduced, but not eliminated, the ongoing expenses associated with the DB Plan until it is terminated. Freezing the DB plan resulted in some immediate cost savings because future benefit accruals were stopped. However, the freeze did not impact unfunded liabilities or eliminate cost volatility. The frozen DB Plan remains subject to the interest rate, investment and demographic risks that apply to ongoing defined benefit plans. In addition, the frozen DB Plan is still subject to the same minimum funding, compliance, administrative and fiduciary requirements as an ongoing defined benefit plan. The Company still intends to terminate the Bank’s participation in the DB Plan, which will require it to pay an amount based on the underfunded status of the plan. As of March 31, 2021, the Company has accrued $17.5 million for this expense. The actual termination expense of the DB Plan may be higher or lower than the amount currently accrued for by the Company depending on a number of factors, including but not limited to the interest rate environment and the valuation of plan assets. Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense over and above the amount presently accrued. As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan. Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future.
Income Tax Expense.  Income tax expense decreased $65,000 during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a lower tax rate.  The effective tax rate for the first quarter of 2021 was 18.7% compared to 21.1% for the same quarter a year ago.
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
Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long-term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  At March 31, 2021, the Bank had $249.8 million in cash and unpledged available-for-sale investment securities for its cash needs.  The Bank had the ability to borrow an additional $34.2 million in FHLB advances based on existing collateral pledged.  First Bank Richmond’s liquidity may be supplemented if it participates in the FRB’s PPPLF pursuant to which First Bank Richmond would pledge PPP loans as collateral to obtain FRB non-recourse loans.  At March 31, 2021, we had no borrowings from the PPPLF, with the ability to borrow up to $54.7 million based on PPP loans unpledged at that date.
First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan and lease commitments. At March 31, 2021, outstanding loan and lease commitments, including unused lines and letters of credit, totaled $167.3 million, including $88.0 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at March 31, 2021, totaled $54.4 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.
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
Cash and cash equivalents increased $16.8 million to $65.5 million as of March 31, 2021, from $48.8 million as of December 31, 2020.  Net cash used in operating activities was $2.4 million for the three months ended March 31, 2021. Net cash used in investing activities totaled $42.1 million during the three months ended March 31, 2021 and consisted primarily of increases in net loans and available-for-sale securities. The $61.3 million of net cash provided by financing activities during the three months ended March 31, 2021 was primarily the result of a $64.0 million net increase in deposits.

As a separate legal entity from the Bank, the Company must provide for its own liquidity. At March 31, 2021, the Company, on an unconsolidated basis, had $29.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
Management believes that its primary liquidity sources of loan repayments, maturing investment securities, available FHLB borrowing, possible utilization of the PPPLF facility, and access to the brokered CD market are sufficient in the economic environment created by the COVID-19 pandemic.
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had $167.4 million in loan and lease commitments and unused lines of credit.
Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources
First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2021 First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021
Total risk-based capital (to risk weighted assets)	$166,493	20.8%	$64,114	8.0%	$80,143	10.0%
Tier 1 risk-based capital (to risk weighted assets)	156,464	19.5	48,086	6.0	64,114	8.0
Common equity tier 1 capital (to risk weighted assets)	156,464	19.5	36,064	4.5	52,093	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	156,464	14.2	44,120	4.0	55,150	5.0

As of December 31, 2020
Total risk-based capital (to risk weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0
Common equity tier 1 capital (to risk weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,325	14.3	42,939	4.0	53,673	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2021 the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2021, it would have exceeded all regulatory capital requirements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2020 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2021, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On October 21, 2020, the Board of Directors of the Company authorized a stock repurchase program for the repurchase of up to 664,969 shares, or approximately 5% of the Company’s then outstanding common shares.  This repurchase program will expire on November 16, 2021, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2021 - January 31, 2021	44,491	$13.63	44,491	514,858
February 1, 2021 - February 28, 2021	42,705	13.08	42,705	472,153
March 1, 2021 - March 31, 2021	55,568	13.92	55,568	416,585
	142,764	$13.58	142,764	416,585

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Nothing to report.

ITEM 6.  EXHIBITS
Exhibit

3.1	Charter of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
3.2	Bylaws of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
4.0	Form of Common Stock Certificate of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
10.1	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Commission File No. 333-230184))
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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 14, 2021	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 14, 2021	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)