Form 10-Q
period 2021-06-30
Richmond Mutual Bancorporation, Inc.
filed 2021-08-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 12,474,881 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 13, 2021.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$11,454,348	$16,748,093
Interest-bearing demand deposits	5,632,959	32,020,364
Cash and cash equivalents	17,087,307	48,768,457
Investment securities - available for sale	329,777,143	244,505,189
Investment securities - held to maturity	9,852,918	12,225,275
Loans held for sale	602,910	1,986,650
Loans and leases, net of allowance for losses of $11,431,000 and $10,586,000, respectively	785,339,191	734,413,448
Premises and equipment, net	14,440,960	14,892,110
Federal Home Loan Bank stock	9,049,600	9,049,600
Interest receivable	4,351,597	4,703,604
Mortgage-servicing rights	1,917,273	1,712,138
Cash surrender value of life insurance	3,572,047	3,525,736
Other assets	12,489,515	8,410,450

Total assets	$1,188,480,461	$1,084,192,657

Liabilities
Noninterest-bearing deposits	110,494,346	98,724,887
Interest-bearing deposits	682,575,629	594,320,508
Total deposits	793,069,975	693,045,395
Federal Home Loan Bank advances	189,000,000	170,000,000
Advances by borrowers for taxes and insurance	501,079	492,524
Interest payable	200,611	222,118
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	5,684,777	10,265,203
Total liabilities	1,005,911,151	891,479,949

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 12,684,977 shares and 13,193,760 shares at June 30, 2021 and December 31, 2020, respectively	126,850	131,938
Additional paid-in capital	118,118,524	124,246,425
Retained earnings	75,957,135	78,290,113
Unearned employee stock ownership plan (ESOP)	(13,296,017)	(13,664,373)
Accumulated other comprehensive income	1,662,818	3,708,605
Total stockholders' equity	182,569,310	192,712,708

Total liabilities and stockholders' equity	$1,188,480,461	$1,084,192,657
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Loans and leases	$9,592,444	$9,308,495	$19,220,749	$18,372,062
Investment securities	1,248,844	1,178,483	2,258,083	2,441,420
Other	6,074	11,447	12,978	136,477
Total interest income	10,847,362	10,498,425	21,491,810	20,949,959
Interest Expense
Deposits	1,221,389	1,704,310	2,408,661	3,529,008
Borrowings	700,611	770,304	1,394,562	1,509,645
Total interest expense	1,922,000	2,474,614	3,803,223	5,038,653
Net Interest Income	8,925,362	8,023,811	17,688,587	15,911,306
Provision for losses on loans and leases	530,000	1,320,000	930,000	1,530,000
Net Interest Income After Provision for Losses on Loans and Leases	8,395,362	6,703,811	16,758,587	14,381,306
Noninterest Income
Service charges on deposit accounts	198,782	105,618	393,221	360,269
Card fee income	274,688	201,748	517,203	381,355
Loan and lease servicing fees	248,738	301,230	143,288	235,538
Net gains on securities (includes $37,912, $9,874, $37,912, and $79,013, respectively, related to accumulated other comprehensive income reclassifications)	37,912	9,874	37,912	79,013
Net gains on loan and lease sales	569,411	1,030,668	1,534,228	1,258,876
Other loan fees	335,040	244,702	582,931	327,576
Other income	240,384	188,797	462,756	393,078
Total noninterest income	1,904,955	2,082,637	3,671,539	3,035,705
Noninterest Expenses
Salaries and employee benefits	4,313,870	3,270,311	8,759,602	6,633,996
Net occupancy expenses	293,693	284,981	624,333	574,990
Equipment expenses	315,200	280,855	651,764	536,703
Data processing fees	562,614	472,071	1,088,787	948,874
Deposit insurance expense	64,000	60,000	135,000	116,000
Printing and office supplies	46,397	32,097	77,811	58,640
Legal and professional fees	288,523	326,815	635,041	568,181
Advertising expense	81,826	80,256	165,870	189,813
Bank service charges	28,996	28,465	59,747	65,820
Real estate owned expense	8,370	989	10,702	3,166
Loss on sale of real estate owned	—	—	1,278	—
Other expenses	875,991	810,857	1,647,201	1,475,131
Total noninterest expenses	6,879,480	5,647,697	13,857,136	11,171,314
Income Before Income Tax Expense	3,420,837	3,138,751	6,572,990	6,245,697
Provision for income taxes (includes $7,962, $2,503, $7,962, and $20,026, respectively, related to income tax expense from reclassification of items)	639,490	632,574	1,229,157	1,287,374
Net Income	$2,781,347	$2,506,177	$5,343,833	$4,958,323
Earnings Per Share
Basic	$0.24	$0.20	$0.46	$0.40
Diluted	$0.24	$0.20	$0.45	$0.40
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net Income	$2,781,347	$2,506,177	$5,343,833	$4,958,323

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax expense (benefit) of $437,111, $312,821, $(535,855), and $1,270,737, respectively.	1,644,369	921,429	(2,015,837)	3,743,020
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $7,962, $2,503, $7,962, and $20,026, respectively.	29,950	7,371	29,950	58,987
	1,614,419	914,058	(2,045,787)	3,684,033

Comprehensive Income	$4,395,766	$3,420,235	$3,298,046	$8,642,356
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, March 31, 2021	13,050,996	$130,510	$122,814,920	$80,005,652	$(13,479,847)	$48,399	$189,519,634
Net income	—	—	—	2,781,347	—	—	2,781,347
Other comprehensive income	—	—	—	—	—	1,614,419	1,614,419
ESOP shares earned	—	—	6,978	—	183,830	—	190,808
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	527,759	—	—	—	527,759
Common stock dividends ($0.07 per share)	—	—	—	(828,417)	—	—	(828,417)
Common stock dividends ($0.50 per share)	—	—	—	(6,001,447)	—	—	(6,001,447)
Repurchase of common stock	(370,019)	(3,700)	(5,231,093)	—	—	—	(5,234,793)
Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	5,343,833	—	—	5,343,833
Other comprehensive loss	—	—	—	—	—	(2,045,787)	(2,045,787)
ESOP shares earned	—	—	5,158	—	368,356	—	373,514
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,035,383	—	—	—	1,035,383
Common stock dividends ($0.14 per share)	—	—	—	(1,675,364)	—	—	(1,675,364)
Common stock dividends ($0.50 per share)	—	—	—	(6,001,447)	—	—	(6,001,447)
Repurchase of common stock	(512,783)	(5,128)	(7,168,402)	—	—	—	(7,173,530)
Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, March 31, 2020	13,526,625	$135,266	$132,604,734	$72,563,580	$(14,216,557)	$2,109,231	$193,196,254
Net income	—	—	—	2,506,177	—	—	2,506,177
Other comprehensive income	—	—	—	—	—	914,058	914,058
ESOP shares earned	—	—	(41,064)	—	183,829	—	142,765
Common stock dividends ($0.05 per share)	—	—	—	(623,352)	0	—	(623,352)
Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	—	—	—	4,958,323	—	—	4,958,323
Other comprehensive income	—	—	—	—	—	3,684,033	3,684,033
ESOP shares earned	—	—	(38,206)	—	367,658	—	329,452
Common stock dividends ($0.05 per share)	—	—	—	(623,352)	0	—	(623,352)
Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$5,343,833	$4,958,323
Items not requiring (providing) cash
Provision for loan losses	930,000	1,530,000
Depreciation and amortization	576,086	484,092
Deferred income tax	(211,032)	357,938
Stock based compensation	1,035,383	—
Investment securities amortization, net	1,373,219	1,133,521
Investment securities gains	(37,912)	(79,013)
Net gains on loan and lease sales	(1,534,228)	(1,258,876)
Loss on sale of real estate owned	1,278	—
Accretion of loan origination fees	(1,506,839)	(447,817)
Amortization of mortgage-servicing rights	217,561	167,578
ESOP shares expense	373,514	329,452
Increase in cash surrender value of life insurance	(46,311)	(59,921)
Loans originated for sale	(47,955,898)	(45,705,608)
Proceeds on loans sold	46,572,158	49,041,089
Net change in
Interest receivable	352,007	(1,668,660)
Other assets	(3,375,994)	715,669
Other liabilities	(4,580,426)	(2,094,301)
Interest payable	(21,507)	51,526
Net cash (used in) provided by operating activities	(2,495,108)	7,454,992

Investing Activities
Purchases of securities available for sale	(127,336,767)	(82,597,349)
Proceeds from maturities and paydowns of securities available for sale	34,166,612	44,676,712
Proceeds from sales of securities available for sale	3,980,632	22,177,542
Proceeds from maturities and paydowns of securities held to maturity	2,365,016	2,585,037
Net change in loans	(46,449,663)	(69,212,998)
Proceeds from sales of real estate owned	30,270	—
Purchases of premises and equipment	(124,936)	(836,686)
Purchase of FHLB stock	—	(1,479,300)
Net cash used in investing activities	(133,368,836)	(84,687,042)

Financing Activities
Net change in
Demand and savings deposits	62,024,795	60,126,140
Certificates of deposit	37,999,785	61,786,177
Advances by borrowers for taxes and insurance	8,555	(47,328)
Proceeds from FHLB advances	80,000,000	40,000,000
Repayment of FHLB advances	(61,000,000)	(14,000,000)
Repurchase of common stock	(7,173,530)	—
Dividends paid	(7,676,811)	(623,352)
Net cash provided by financing activities	104,182,794	147,241,637

Net Change in Cash and Cash Equivalents	(31,681,150)	70,009,587
Cash and Cash Equivalents, Beginning of Period	48,768,457	40,596,877
Cash and Cash Equivalents, End of Period	$17,087,307	$110,606,464
Additional Cash Flows and Supplementary Information
Interest paid	$3,824,730	$4,987,127
Transfers from loans to other real estate owned	—	31,548
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands except per share amounts)
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
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of June 30, 2021, the Company has six loans outstanding for $2.5 million that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the borrower. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company has originated a total of approximately $103.1 million in PPP loans as of June 30, 2021, of which approximately $34.6 million were outstanding at June 30, 2021.
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
The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard. The Company has not quantified the impact of these ASUs. The Company is evaluating its historical data available for use in adoption of the new credit loss standards. Additionally, we have formed an implementation team that meets on a regular basis to coordinate efforts of our accounting, credit and operations areas. We will continue to evaluate methodologies available to us under the new standard.
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
Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$11,130	$98	$45	$11,183
Federal agencies	14,753	9	105	14,657
State and municipal obligations	133,140	2,378	709	134,809
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	167,386	1,458	999	167,845
Corporate obligations	1,250	20	—	1,270
Equity securities	13	—	—	13
	327,672	3,963	1,858	329,777
Held to maturity
State and municipal obligations	9,853	216	—	10,069
	9,853	216	—	10,069

Total investment securities	$337,525	$4,179	$1,858	$339,846

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$16,283	$111	$94	$16,300
Federal agencies	5,760	12	15	5,757
State and municipal obligations	93,616	2,778	109	96,285
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	124,139	2,080	69	126,150
Equity securities	13	—	—	13
	239,811	4,981	287	244,505
Held to maturity
State and municipal obligations	12,225	295	—	12,520
	12,225	295	—	12,520

Total investment securities	$252,036	$5,276	$287	$257,025
The amortized cost and fair value of securities at June 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$3,313	$3,314	$1,396	$1,404
One to five years	6,885	7,075	5,371	5,476
Five to ten years	34,987	35,394	2,026	2,121
After ten years	115,088	116,136	1,060	1,068
	160,273	161,919	9,853	10,069
Mortgage-backed securities –GSE residential	167,386	167,845	—	—
Equity securities	13	13	—	—

Totals	$327,672	$329,777	$9,853	$10,069

Securities with a carrying value of $159,483,000 and $88,370,000 were pledged at June 30, 2021 and December 31, 2020, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale for both the three and six months ended June 30, 2021 were $3,981,000. For the three and six months ended June 30, 2020, proceeds from the sales of securities available for sale were $10,716,000 and $22,178,000, respectively. Gross gains were recognized on the sale of securities available-for-sale for the three and six months ended June 30, 2021 and 2020 of $38,000, $38,000, $66,000, and $136,000, respectively. There were no gross losses recognized on the sale of securities available for sale for the three and six months ended June 30, 2021. Gross losses of $56,000 were recognized on the sale of securities available-for-sale for both the three and six months ended June 30, 2020.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2021 and December 31, 2020 was $141,724,000 and $45,299,000, respectively, which is approximately 42% and 18% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020:

Description of Securities	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$1,958	$12	$4,553	$33	$6,511	$45
Federal agencies	7,895	105	—	—	7,895	105
State and municipal obligations	46,025	643	1,836	66	47,861	709
Mortgage-backed securities - GSE residential	79,126	999	331	—	79,457	999

Total temporarily impaired securities	$135,004	$1,759	$6,720	$99	$141,724	$1,858

Description of Securities	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$5,213	$46	$5,687	$48	$10,900	$94
Federal agencies	985	15	—	—	985	15
State and municipal obligations	8,587	109	—	—	8,587	109
Mortgage-backed securities - GSE residential	24,013	67	684	2	24,697	69
Total available-for-sale	38,798	237	6,371	50	45,169	287

Held-to-maturity
State and municipal obligations	130	—	—	—	130	—

Total temporarily impaired securities	$38,928	$237	$6,371	$50	$45,299	$287

Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Commercial mortgage	$249,376	$247,564
Commercial and industrial	117,079	122,831
Construction and development	80,685	58,424
Multi-family	80,534	55,998
Residential mortgage	129,049	125,121
Home equity	6,325	5,982
Direct financing leases	121,006	117,171
Consumer	14,676	13,257
	798,730	746,348
Less
Allowance for loan and lease losses	11,431	10,586
Deferred loan fees	1,960	1,349

	$785,339	$734,413

The following tables present the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2021 and 2020:

	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Three Months Ended June 30, 2021:
Balance, beginning of period	$8,359	$1,138	$257	$1,029	$176	$10,959
Provision (credit) for losses	557	(189)	(17)	70	109	530
Charge-offs	—	(3)	—	(171)	(64)	(238)
Recoveries	1	36	51	85	7	180

Balance, end of period	$8,917	$982	$291	$1,013	$228	$11,431

Six Months Ended June 30, 2021:
Balance, beginning of period	$7,797	$1,248	$270	$1,054	$217	$10,586
Provision (credit) for losses	1,118	(322)	(36)	145	25	930
Charge-offs	—	(3)	—	(365)	(75)	(443)
Recoveries	2	59	57	179	61	358

Balance, end of period	$8,917	$982	$291	$1,013	$228	$11,431
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Three Months Ended June 30, 2020:
Balance, beginning of period	$4,668	$1,772	$148	$583	$135	$7,306
Provision (credit) for losses	844	(94)	172	378	20	1,320
Charge-offs	—	—	(20)	(134)	(16)	(170)
Recoveries	5	32	8	11	9	65

Balance, end of period	$5,517	$1,710	$308	$838	$148	$8,521

Six Months Ended June 30, 2020:
Balance, beginning of period	$4,564	$1,852	$109	$426	$138	$7,089
Provision (credit) for losses	917	(182)	210	569	16	1,530
Charge-offs	—	—	(35)	(190)	(21)	(246)
Recoveries	36	40	24	33	15	148

Balance, end of period	$5,517	$1,710	$308	$838	$148	$8,521
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$900	$52	$—	$—	$—	$952
Collectively evaluated for impairment	8,017	930	291	1,013	228	10,479

Balance, June 30	$8,917	$982	$291	$1,013	$228	$11,431

Loans and leases:
Individually evaluated for impairment	$5,704	$424	$177	$—	$—	$6,305
Collectively evaluated for impairment	466,337	94,604	91,533	121,006	18,945	792,425
Ending Balance, June 30	$472,041	$95,028	$91,710	$121,006	$18,945	$798,730
(1)Commercial mortgage includes commercial and multifamily real estate loans and commercial construction and development loans.
(2)Residential mortgage includes one- to four-family and home equity loans and residential construction and development loans.

	December 31, 2020
	Commercial Mortgage (1)	Commercial and Industrial	Residential Mortgage (2)	Leases	Consumer	Total

Allowance for loan and lease losses:
Individually evaluated for impairment	$150	$52	$—	$—	$—	$202
Collectively evaluated for impairment	7,647	1,196	270	1,054	217	10,384

Balance, December 31	$7,797	$1,248	$270	$1,054	$217	$10,586

Loans and leases:
Individually evaluated for impairment	$701	$493	$269	$—	$—	$1,463
Collectively evaluated for impairment	404,278	106,794	99,393	117,171	17,249	744,885
Ending Balance, December 31	$404,979	$107,287	$99,662	$117,171	$17,249	$746,348
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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Commercial Mortgage	Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total

1-4 Pass	$241,322	$110,773	$75,785	$80,534	$126,914	$6,273	$120,862	$14,665	$777,128
5 Special Mention	7,854	4,939	—	—	—	—	—	—	12,793
6 Substandard	200	1,367	4,900	—	2,135	52	57	11	8,722
7 Doubtful	—	—	—	—	—	—	87	—	87
8 Loss	—	—	—	—	—	—	—	—	—

	$249,376	$117,079	$80,685	$80,534	$129,049	$6,325	$121,006	$14,676	$798,730

	December 31, 2020
	Commercial Mortgage	Industrial	Construction and Development	Multi- Family	Residential Mortgage	Home Equity	Leases	Consumer	Total

1-4 Pass	$239,055	$114,411	$53,524	$55,998	$121,976	$5,916	$117,136	$13,256	$721,272
5 Special Mention	6,976	5,542	4,900	—	—	—	—	—	17,418
6 Substandard	1,533	2,878	—	—	3,145	66	15	1	7,638
7 Doubtful	—	—	—	—	—	—	20	—	20
8 Loss	—	—	—	—	—	—	—	—	—

	$247,564	$122,831	$58,424	$55,998	$125,121	$5,982	$117,171	$13,257	$746,348

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Delinquent Loans				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$31	$—	$200	$231	$249,145	$249,376	$—
Commercial and industrial	87	604	372	1,063	116,016	117,079	—
Construction and development	—	—	4,900	4,900	75,785	80,685	—
Multi-family	—	—	—	—	80,534	80,534	—
Residential mortgage	503	362	2,109	2,974	126,075	129,049	1,985
Home equity	101	20	13	134	6,191	6,325	13
Leases	84	120	—	204	120,802	121,006	—
Consumer	91	1	11	103	14,573	14,676	11

Totals	$897	$1,107	$7,605	$9,609	$789,121	$798,730	$2,009

	December 31, 2020
	Delinquent Loans				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$340	$—	$1,177	$1,517	$246,047	$247,564	$1,100
Commercial and industrial	1,251	203	439	1,893	120,938	122,831	—
Construction and development	—	4,900	—	4,900	53,524	58,424	—
Multi-family	—	—	—	—	55,998	55,998	—
Residential mortgage	1,913	243	2,680	4,836	120,285	125,121	2,554
Home equity	138	15	25	178	5,804	5,982	25
Leases	234	65	—	299	116,872	117,171	—
Consumer	318	129	317	764	12,493	13,257	317

Totals	$4,194	$5,555	$4,638	$14,387	$731,961	$746,348	$3,996

The following tables present the Company’s impaired loans and specific valuation allowance at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$200	$219	$—
Commercial and industrial	372	571	—
Residential mortgage	177	299	—
	$749	$1,089	$—

Impaired loans with a specific valuation allowance
Commercial mortgage	$5,504	$5,504	$900
Commercial and industrial	52	64	52
	$5,556	$5,568	$952

Total impaired loans
Commercial mortgage	$5,704	$5,723	$900
Commercial and industrial	424	635	52
Residential mortgage	177	299	—
Total impaired loans	$6,305	$6,657	$952

	December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$76	$86	$—
Commercial and industrial	439	770	—
Residential mortgage	269	491	—
	$784	$1,347	$—

Impaired loans with a specific valuation allowance
Commercial mortgage	$625	$625	$150
Commercial and industrial	54	64	52
	$679	$689	$202

Total impaired loans
Commercial mortgage	$701	$711	$150
Commercial and industrial	493	834	52
Residential mortgage	269	491	—
Total impaired loans	$1,463	$2,036	$202

The following tables present the Company’s average investment in impaired loans and leases, and interest income recognized for the three and six months ended June 30, 2021 and 2020:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended June 30, 2021:
Total impaired loans
Commercial mortgage	$5,643	$10
Commercial and industrial	436	—
Residential mortgage	178	2
Total impaired loans and leases	$6,257	$12

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Six Months Ended June 30, 2021:
Total impaired loans
Commercial mortgage	$3,996	$17
Commercial and industrial	455	4
Residential mortgage	179	3
Total impaired loans and leases	$4,630	$24

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended June 30, 2020:
Total impaired loans
Commercial mortgage	$745	$11
Commercial and industrial	645	14
Residential mortgage	265	1
Total impaired loans and leases	$1,655	$26

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Six Months Ended June 30, 2020:
Total impaired loans
Commercial mortgage	$765	$18
Commercial and industrial	661	28
Residential mortgage	292	6
Total impaired loans and leases	$1,718	$52

The following table presents the Company’s nonaccrual loans and leases at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

Commercial mortgage	$200	$76
Commercial and industrial	423	493
Construction	4,900	—
Residential mortgage	124	214
Leases	87	20

	$5,734	$803
During the three and six months ended June 30, 2021 and 2020, there were no newly classified troubled debt restructured loans or leases (“TDRs”). For the three and six months ended June 30, 2021 and 2020, the Company recorded no charge-offs related to TDRs. As of both June 30, 2021 and December 31, 2020, TDRs had a related allowance of $52,000. During the three and six months ended June 30, 2021, there were no TDRs for which there was a payment default within the first 12 months of the modification.
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
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of June 30, 2021, the Company had six loan and lease modifications outstanding related to the COVID-19 pandemic with an outstanding loan balance totaling $2.5 million in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.
At June 30, 2021 and December 31, 2020, the balance of real estate owned included $0 and $32,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $442,000 and $283,000, respectively.
The following lists the components of the net investment in direct financing leases:

	June 30, 2021	December 31, 2020

Total minimum lease payments to be received	$133,343	$129,114
Initial direct costs	6,947	6,353
	140,290	135,467
Less: Unearned income	(19,284)	(18,296)

Net investment in direct finance leases	$121,006	$117,171
Leases serviced by First Bank Richmond for the benefit of others totaled approximately $0 and $86,000 at June 30, 2021 and December 31, 2020, respectively. Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages. At both June 30, 2021 and December 31, 2020, First Bank Richmond recorded a recourse obligation on leases sold of $0, and had a maximum exposure of $0 and $86,000, respectively, for these leases.
The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2021:

2021	$26,903
2022	44,102
2023	31,100
2024	19,797
2025	9,730
Thereafter	1,711

$133,343

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2021
Available-for-sale securities
SBA Pools	$11,183	$—	$11,183	$—
Federal agencies	14,657	—	14,657	—
State and municipal obligations	134,809	—	134,809	—
Mortgage-backed securities - GSE residential	167,845	—	167,845	—
Corporate obligations	1,270	—	1,270	—
Equity securities	13	13	—	—
	$329,777	$13	$329,764	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020
Available-for-sale securities
SBA Pools	$16,300	$—	$16,300	$—
Federal agencies	5,757	—	5,757	—
State and municipal obligations	96,285	—	96,285	—
Mortgage-backed securities - GSE residential	126,150	—	126,150	—
Equity securities	13	13	—	—
	$244,505	$13	$244,492	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2021.
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
Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2021
Impaired loans, collateral dependent	$4,658	$—	$—	$4,658
Mortgage-servicing rights	1,917	—	—	1,917

December 31, 2020
Impaired loans, collateral dependent	$532	$—	$—	$532
Mortgage-servicing rights	1,712	—	—	1,712

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,658	Appraisal	Marketability discount	0 - 16%
Mortgage-servicing rights	$1,917	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$532	Appraisal	Marketability discount	0 - 12%
Mortgage-servicing rights	$1,712	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial assets
Cash and cash equivalents	$17,087	$17,087	$—	$—
Available-for-sale securities	329,777	13	329,764	—
Held-to-maturity securities	9,853	—	10,069	—
Loans held for sale	603	—	—	608
Loans and leases receivable, net	785,339	—	—	802,520
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,352	—	4,352	—
Financial liabilities
Deposits	793,070	—	794,833	—
FHLB advances	189,000	—	195,820	—
Interest payable	201	—	201	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets
Cash and cash equivalents	$48,768	$48,768	$—	$—
Available-for-sale securities	244,505	13	244,492	—
Held-to-maturity securities	12,225	—	12,520	—
Loans held for sale	1,987	—	—	2,021
Loans and leases receivable, net	734,413	—	—	749,130
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,704	—	4,704	—
Financial liabilities
Deposits	693,045	—	695,216	—
FHLB advances	170,000	—	178,015	—
Interest payable	222	—	222	—
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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Net income	$2,781	$2,506
Shares outstanding for Basic EPS:
Average shares outstanding	12,896,773	13,526,625
Less: average restricted stock award shares not vested	434,544	—
Less: average unearned ESOP Shares	991,785	1,045,892
Shares outstanding for Basic EPS	11,470,444	12,480,733

Additional Dilutive Shares	259,833	—

Shares outstanding for Diluted EPS	11,730,277	12,480,733

Basic Earnings Per Share	$0.24	$0.20
Diluted Earnings Per Share	$0.24	$0.20

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Net income	$5,344	$4,958
Shares outstanding for Basic EPS:
Average shares outstanding	13,009,766	13,526,625
Less: average restricted stock award shares not vested	433,031	—
Less: average unearned ESOP Shares	998,511	1,052,656
Shares outstanding for Basic EPS	11,578,224	12,473,969

Additional Dilutive Shares	212,869	—

Shares outstanding for Diluted EPS	11,791,093	12,473,969

Basic Earnings Per Share	$0.46	$0.40
Diluted Earnings Per Share	$0.45	$0.40

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $64,000, $116,000, $57,000, and $106,000 for the three and six months ended June 30, 2021 and 2020, respectively.
Pension Plan
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Company is in the process of terminating its participation in the Pentegra Defined Benefits Plan, which will require a payment of an amount based on the underfunded status of the plan, referred to as a withdrawal liability. In 2019, the Company estimated and accrued approximately $17.5 million for this withdrawal liability. This estimated withdrawal liability was calculated by plan administrators based on an interest rate of 2.35%, Pri-2012 mortality tables with white collar adjustments, and an assumed December 31, 2019 withdrawal date. The Company’s actual termination expense will be based on the cost of purchasing annuities through an insurance company, and may be higher or lower depending on a number of factors, including the interest rate environment and the valuation of plan assets. Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense over and above the amount presently accrued, as interest rates are even lower now than they were in 2019. As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan, and it is currently uncertain when the termination of the DB Plan will be completed or what the actual costs of such termination will be. Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future. We recorded ongoing expenses of $173,000 for the quarter ended June 30, 2021, in connection with the freezing of the DB Plan.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $13,296,017 and $13,664,373 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at June 30, 2021 and December 31, 2020, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three and six months ended June 30, 2021 and 2020 was $191,000, $374,000, $143,000, and $329,000, respectively.

	June 30, 2021	December 31, 2020

Earned ESOP shares	103,722	76,669
Unearned ESOP shares	978,408	1,005,461
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$14.90	$13.66
Fair value of earned shares	$1,545	$1,047
Fair value of unearned shares	$14,578	$13,735

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
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. On April 1, 2021, the Company awarded an additional 4,000 shares of common stock under the 2020 EIP with a grant date fair value of $13.86 (total fair value of $55,000) to eligible participants. These awards vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the restricted stock awards activity in the 2020 EIP during the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	431,501	$10.53
Granted	4,000	13.86
Vested	(87,106)	10.56
Forfeited	—	—
Non-vested, June 30	348,395	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and six months ended June 30, 2021 was $317,000 and $619,000, respectively, and the related tax benefit recognized was $66,000 and $130,000, respectively. As of June 30, 2021, unrecognized compensation expense related to restricted stock awards was $3.7 million.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 of common stock under the 2020 EIP with an exercise price of $10.53 per share, the fair value of a share of the Company's common stock on the date of grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. These options awarded vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited options may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.

The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,095,657	$10.53
Granted	8,000	13.86
Exercised	—	—
Forfeited/expired	—	—
Balance, June 30	1,103,657	10.55
Exercisable at end of period	253,199	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of June 30, 2021 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	1,055,077	$2.91
Vested	(212,619)	2.91
Granted	8,000	3.02
Forfeited	—	—
Non-vested, June 30	850,458	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and six months ended June 30, 2021 was $211,000 and $416,000, respectively, and the related tax benefit recognized was $23,000 and $46,000, respectively. As of June 30, 2021, unrecognized compensation expense related to the stock option awards was $2.5 million.

Note 8: Subsequent Event
Subsequent to June 30, 2021 through August 13, 2021 the Company purchased 214,096 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 1,096,311 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2021, and the consolidated results of operations for the three and six month periods ended June 30, 2021, compared to the same period in 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $154.0 million at June 30, 2021.
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
Changes in market interest rates, the slope of the yield curve, and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are still unknown, including the 150 basis point reduction in the targeted federal funds rate in March 2020, until the pandemic further subsides, the Company expects its net interest income and net interest margin will be adversely affected in 2021 and possibly longer.
At June 30, 2021, on a consolidated basis, we had $1.2 billion in assets, $785.3 million in loans and leases, net of allowance, $793.1 million in deposits and $182.6 million in stockholders’ equity.  At June 30, 2021, First Bank Richmond’s total risk-based capital ratio was 19.06%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2021, net income was $5.3 million, compared with net income of $5.0 million for the six months ended June 30, 2020.
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

Paycheck Protection Program ("PPP"). On December 27, 2020, the Consolidated Appropriations Act, 2021, or CAA, was signed into law. This legislation included another round of COVID-19 stimulus funding, including approximately $285 billion in funding to reopen the U.S. Small Business Administration's ("SBA") PPP which initially expired on August 8, 2020. The new round of COVID-19 stimulus funding under the PPP concluded May 31, 2021. During the second quarter of 2021 we processed 81 applications for new PPP loans totaling $3.0 million. As of June 30, 2021, we had funded a total of 892 PPP loans totaling $103.1 million and the SBA had approved 524 loan forgiveness applications totaling $68.5 million with no additional applications pending approval. PPP loans totaled $34.6 million at June 30, 2021.
Loan Modifications.  We offer payment and financial relief programs for borrowers impacted by COVID-19, primarily through loan and lease payment deferments of principal and interest up to 90 days, although requests for payment relief during the second quarter of 2021 have significantly declined. We continue to monitor our loan portfolio and strive to work with our customers and communities. Deferred loans and leases are re-evaluated at the end of the initial deferral period and will either return to the original loan or lease terms or be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At June 30, 2021, the number of loans and leases granted payment deferrals was six, representing $2.5 million in loans and leases outstanding, down from 33 loans and leases at March 31, 2021 totaling $24.6 million and 48 loans and leases at December 31, 2020 totaling $54.7 million. Deferred loans relating to higher risk segments of our portfolio are closely monitored, such as hospitality loans including restaurants and hotels. As of June 30, 2021, we had no deferred loans relating to this portion of our portfolio. Of the loans and leases currently deferred at June 30, 2021, none were new deferrals and all were repeat deferrals.
Branch Operations and Additional Client Support
The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of June 30, 2021, all of the Bank's branch lobbies were open. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments. The Company is aware of the recent surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
General.  Total assets increased $104.3 million, or 9.6%, to $1.2 billion at June 30, 2021 from $1.1 billion at December 31, 2020.  The increase was primarily a result of a $50.9 million, or 6.9%, increase in loans and leases, net of allowance to $785.3 million at June 30, 2021 from $734.4 million at December 31, 2020; and an $82.9 million, or 32.3%, increase in investment securities to $339.6 million at June 30, 2021, compared to $256.7 million at December 31, 2020. Offsetting the increase in loans and investments was a $31.7 million, or 65.0%, decrease in cash and cash equivalents to $17.1 million at June 30, 2021, from $48.8 million at December 31, 2020.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $50.9 million, to $785.3 million at June 30, 2021 from $734.4 million at December 31, 2020.  The increase in loans and leases was attributable to an increase in multi-family loans of $24.5 million, an increase in construction and development loans of $22.3 million, and an increase in residential loans and leases of $3.9 million and $3.8 million respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $7.7 million or 0.97% of total loans and leases at June 30, 2021, compared to $4.8 million or 0.65% of total loans and leases at December 31, 2020.  The increase in nonperforming loans and leases was the result of a $4.9 million non-accruing commercial real estate loan more than 90 days past due that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.  Accruing loans and leases past due more than 90 days at June 30, 2021 totaled $2.0 million, compared to $4.0 million at December 31, 2020.
At June 30, 2021, TDRs totaled $513,000, compared to $541,000 at December 31, 2020. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs.  As of June 30, 2021, the Company had outstanding six loan and lease modifications qualifying under the CARES Act related to the COVID-19 pandemic with an outstanding loan and lease balance totaling $2.5 million. This was a decrease from 48 loans and leases with modifications totaling $54.7 million at December 31, 2020. Loan and lease modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regards to determining whether or not a loan or lease is deemed to be impaired.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $845,000, or 8.0%, to $11.4 million at June 30, 2021 from $10.6 million at December 31, 2020.  At June 30, 2021, the allowance for loan and lease losses totaled 1.43% of total loans and leases outstanding compared to 1.42% at December 31, 2020. The allowance for loan and lease losses to total loans at June 30, 2021 and December 31, 2020 would increase seven and eight basis points, respectively, if PPP loans, which totaled $34.6 million and $43.3 million at June 30, 2021 and December 31, 2020, respectively, are excluded from the calculation.  PPP loans are fully guaranteed by the SBA and management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.  Net charge-offs during the first six months of 2021 were $85,000 or 0.02% of average loans and leases outstanding, compared to net charge-offs of $98,000 during the first six months of 2020.  The allowance for loan and lease losses to non-performing loans and leases was 147.6% at June 30, 2021, compared to 220.6% at December 31, 2020.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2021, which evaluation included consideration of potential credit losses due to the ongoing economic uncertainties driven by the impact of the COVID-19 pandemic, which have lingered due to the lagging vaccination rates and an increase in cases within our markets related to the Delta variant. The full impact of the pandemic on the Company’s deposit and loan and lease customers is still uncertain. The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored as are loan payment deferrals.
Deposits. Total deposits increased $100.0 million, or 14.4%, to $793.1 million at June 30, 2021, from $693.0 million at December 31, 2020.  The increase in deposits primarily was due to overall changes in spending and savings habits by business and consumers due to the COVID-19 pandemic as well as additional PPP funds and government stimulus payments made to customers in the first quarter 2021. Brokered deposits increased $18.4 million to $41.7 million, or 5.3% of total deposits, at June 30, 2021, compared to $23.3 million, or 3.4% of total deposits, at December 31, 2020. Management increased longer-term brokered deposits as a result of continued low rates being offered in the brokered CD market. Demand deposit and savings accounts increased $62.0 million to $512.6 million at June 30, 2021, compared to $450.6 million at December 31, 2020, which included an $11.8 million, or 12.0%, increase in noninterest-bearing deposits.  At June 30, 2021, noninterest-bearing deposits totaled $110.5 million, or 13.9% of total deposits, compared to $98.7 million or 14.2% of total deposits at December 31, 2020.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $19.0 million to $189.0 million at June 30, 2021, compared to $170.0 million at December 31, 2020, which together with the increase in deposits, was used to fund loan growth and purchase of investment securities.
Stockholders’ Equity. Stockholders’ equity totaled $182.6 million at June 30, 2021, a decrease of $10.1 million, or 5.3%, from December 31, 2020.  The decrease in stockholders' equity from year-end 2020 resulted from the repurchase of $7.2 million of Company common stock, the payment of $7.7 million in dividends to Company stockholders and a $2.0 million reduction in accumulated comprehensive income, partially offset by net income of $5.3 million in the first half of 2021. The Company repurchased 512,783 shares of Company common stock at an average price of $13.99 per share for a total of $7.2 million during the first six months of 2021.  The Company’s equity to asset ratio was 15.4% at June 30, 2021.  At June 30, 2021, the Bank’s Tier 1 capital to total assets ratio was 13.7% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020.
General. Net income for the three months ended June 30, 2021 was $2.8 million, a $275,000 increase from net income of $2.5 million for the three months ended June 30, 2020. The $2.8 million in earnings equaled $0.24 diluted earnings per share for the second quarter of 2021, compared to $0.20 diluted earnings per share for the second quarter of 2020.
Interest Income.  Interest income increased $349,000, or 3.3%, to $10.8 million during the quarter ended June 30, 2021, compared to $10.5 million during the quarter ended June 30, 2020.  Interest income on loans and leases increased $284,000, or 3.1%, to $9.6 million for the quarter ended June 30, 2021, from $9.3 million for the comparable quarter in 2020, due to higher average balances in the loan and lease portfolio, partially offset by a five basis point decline in yield to 4.93%

from 4.98%.  The average outstanding loan and lease balances were $778.4 million for the quarter ended June 30, 2021, compared to $747.9 million for the quarter ended June 30, 2020.  The average yield on loans and leases was 4.93% for the quarter ended June 30, 2021, compared to 4.98% for the comparable quarter in 2020. Interest income also included $696,000 in fees earned related to PPP loans in the quarter ended June 30, 2021 compared to $261,000 during the same quarter in 2020.
Interest income on investment securities, including FHLB stock, increased $70,000, or 6.0%, to $1.2 million during the quarter ended June 30, 2021, compared to the same quarter in 2020.  The increase in interest income on investment securities from the comparable period in 2020 was due to an increase in the average balances of $65.7 million, partially offset by a decrease in the weighted average yield of 29 basis points.  The average balance of investment securities, including FHLB stock, was $322.4 million for the quarter ended June 30, 2021, compared to $256.6 million for the quarter ended June 30, 2020.  The average yield on investment securities, including FHLB stock, was 1.55% for the second quarter of 2021, compared to 1.84% for the second quarter of 2020.
Interest Expense. Interest expense decreased $553,000, or 22.3%, to $1.9 million for the quarter ended June 30, 2021, from $2.5 million for the quarter ended June 30, 2020.  Interest expense on deposits decreased $483,000, or 28.3%, to $1.2 million for the quarter ended June 30, 2021, from $1.7 million for the comparable quarter in 2020. This decrease in interest expense was attributable to a decrease of 41 basis points in the average rate paid on interest-bearing deposits, partially offset by an increase of $73.9 million in average interest-bearing deposit balances.  The weighted average rate paid on interest-bearing deposits was 0.72% for the quarter ended June 30, 2021, compared to 1.13% for the quarter ended June 30, 2020.  Average balance of interest-bearing deposits increased to $676.2 million, or 12.3%, in the quarter ended June 30, 2021, compared to $602.3 million in the comparable quarter in 2020. Interest expense on FHLB borrowings decreased $70,000, or 9.0%, to $701,000 in the second quarter of 2021 compared to $770,000 for the same quarter in 2020.  The average balance of FHLB borrowings totaled $173.1 million during the quarter ended June 30, 2021, compared to $181.8 million for the quarter ended June 30, 2020.  The weighted average rate paid on FHLB borrowings was 1.62% for the quarter ended June 30, 2021, a seven basis point decline from 1.69% for the comparable quarter in 2020.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $902,000, or 11.2%, to $8.9 million in the second quarter of 2021, compared to $8.0 million for the second quarter of 2020.  This increase was due to both an increase in average interest-earning assets and a 25 basis point increase in the net interest rate spread during the second quarter of 2021 compared to the comparable quarter in 2020. Net interest margin (annualized) was 3.18% for the three months ended June 30, 2021, compared to 3.03% for the three months ended June 30, 2020.  The increase in net interest margin was due to both an increase in average earning assets and a 25 basis point increase in the net interest rate spread. The yield on the loans and lease portfolio was impacted by the PPP loan activity during the second quarter of 2021 as PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of three basis points during the quarter ended June 30, 2021, compared to a negative impact of 12 basis points to the yield on loans and leases in the comparable quarter in 2020.
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

	Three Months Ended June 30,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$778,430	$9,592	4.93%	$747,865	$9,308	4.98%
Securities	313,327	1,185	1.51%	247,594	1,120	1.81%
FHLB stock	9,050	64	2.83%	9,035	58	2.57%
Cash and cash equivalents and other	22,839	6	0.11%	54,806	11	0.08%
Total interest-earning assets	1,123,646	10,847	3.86%	1,059,300	10,497	3.96%

Interest-bearing liabilities:
Savings and money market accounts	253,086	317	0.50%	183,415	253	0.55%
Interest-bearing checking accounts	152,596	88	0.23%	115,091	66	0.23%
Certificate accounts	270,497	816	1.21%	303,805	1,385	1.82%
Borrowings	173,077	701	1.62%	181,824	770	1.69%
Total interest-bearing liabilities	849,256	1,922	0.91%	784,135	2,474	1.26%

Net interest income		$8,925			$8,023
Net earning assets	$274,390			$275,165

Net interest rate spread(1)			2.95%			2.70%
Net interest margin(2)			3.18%			3.03%
Average interest-earning assets to average interest-bearing liabilities	132.31%			135.09%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended June 30, 2021 totaled $530,000 compared to $1.3 million for the three months ended June 30, 2020, a $790,000 or 59.8% decrease. The decrease in the provision for loan and lease losses was primarily due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan portfolio, partially offset by the increase in the loan portfolio. Net charge-offs during the second quarter of 2021 were $58,000, compared to net charge-offs of $106,000 in the second quarter of 2020. Recently, we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through our provision for loan and lease losses which would adversely affect our financial performance.
Noninterest Income.  Noninterest income decreased $178,000 or 8.5%, to $1.9 million for the quarter ended June 30, 2021, compared to $2.1 million for the comparable quarter in 2020.  The decrease in noninterest income resulted primarily from the decrease in gains on loan and lease sales, which decreased $461,000, or 44.8%, to $569,000 during the second quarter of 2021, compared to $1.0 million during the second quarter of 2020. The decrease in gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower level of supply of houses for sale in the Bank's market area. There was a net gain on the sale of securities recorded in the second quarter of 2021 of $38,000 compared to a net gain on the sale of securities of $10,000 in the second quarter of 2020. Card fee income increased $73,000, or 36.2%, to $275,000 in the second quarter of 2021 from $202,000 in the second quarter of 2020 due to increased debit card usage.  Loan and lease servicing income decreased $52,000, to $249,000 for the second quarter of 2021 compared to $301,000 for the comparable quarter in 2020, due to a smaller recovery of mortgage servicing rights in the first quarter of 2021 compared to the first quarter of 2020. The Company recorded a recovery of $178,000 to the value of its mortgage servicing rights in the second quarter of 2021, compared to a recovery of $296,000 in the second quarter of 2020. Other loan fees increased $90,000, or 36.9%, to $335,000 in the second quarter of 2021 compared to the comparable quarter of 2020 primarily due to an increase in commercial loan processing fees of $162,000 over the comparable quarter of 2020. Service fees on deposit accounts increased $93,000, or 88.2%, to $199,000 for the quarter ended June 30, 2021, compared to $106,000 for the quarter ended June 30, 2020. The increase in service fees on deposit accounts during the second quarter of 2021 compared to the second quarter of 2020 was primarily the result of the resumption of overdraft fees after the suspension of such fees in 2020 during the height of the COVID-19 pandemic.
Noninterest Expense.  Noninterest expense increased $1.2 million, or 21.8%, to $6.9 million for the three months ended June 30, 2021, from $5.6 million for the same period in 2020.  Salaries and employee benefits increased $1.0 million, or 31.9%, to $4.3 million for the quarter ended June 30, 2021 from $3.3 million for the quarter ended June 30, 2020. The increase in salaries and benefits from the second quarter of 2020 primarily was due to $528,000 of expenses associated with equity awards granted during the fourth quarter of 2020 following shareholder approval of the Company's equity incentive plan, increased pension expense of $173,000, increased health insurance costs of $54,000, and increased compensation expense of $222,000 primarily as a result of annual merit increases and additional staff. Equipment expense increased $34,000, or 12.2%, to $315,000 from the comparable period in 2020, primarily due to increased depreciation expense associated with replacing the Bank's ATM machines during the last quarter of 2020.  Data processing fees increased $91,000, or 19.2%, to $563,000 in the second quarter of 2021 compared to the same quarter of 2020, primarily due to the process of upgrading our digital banking environment. Legal and professional fees decreased $38,000, or 11.7% to $289,000 compared to the same quarter in 2020. Other expenses increased $65,000, or 8.0%, to $876,000 in the second quarter of 2021 compared to the same quarter of 2020 primarily due to loan related expenses increasing $40,000, debit card expenses increasing $8,000, and franchise tax expense increasing $70,000.
Income Tax Expense.  Income tax expense increased $7,000 during the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a level of pre-tax income offset by a lower tax rate.  The effective tax rate for the second quarter of 2021 was 18.7% compared to 20.2% for the same quarter a year ago.
Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020.
General. Net income for the six months ended June 30, 2021 was $5.3 million, a $386,000 increase from net income of $5.0 million for the six months ended June 30, 2020. The $5.3 million in earnings equaled $0.45 diluted earnings per share for the first half of 2021, compared to $0.40 diluted earnings per share for the first half of 2020.
Interest Income.  Interest income increased $542,000, or 2.6%, to $21.5 million during the six months ended June 30, 2021, compared to $20.9 million during the six months ended June 30, 2020.  Interest income on loans and leases increased $849,000, or 4.6%, to $19.2 million for the six months ended June 30, 2021, from $18.4 million for the comparable quarter in 2020, due to higher average balances in the loan and lease portfolio. The average outstanding loan and lease balances were $722.3 million for the first half of the year 2021, compared to $692.1 million for the first half of 2020. The average yield on loans and leases was 5.32% for the first six months of 2021, compared to 5.31% for the comparable period in 2020. Interest income also included $1.3 million in fees earned related to PPP loans in the six months ended June 30, 2021 compared to $261,000 during the same period in 2020. As of June 30, 2021, total unrecognized fees on PPP loans were $1.5 million.
Interest income on investment securities, including FHLB stock, decreased $183,000, or 7.5%, to $2.3 million during the six months ended June 30, 2021, from $2.4 million during the comparable period in 2020.  The decrease in interest income on investment securities was due to a decrease in the weighted average yield of 48 basis points, partially offset by an increase in the average balances of investment securities including FHLB stock.  The average balance of investment securities, including FHLB stock, was $296.2 million for the six months ended June 30, 2021, compared to $244.4 million for the six months ended June 30, 2020.  The average yield on investment securities, including FHLB stock, was 1.52% for the first half of 2021, compared to 2.00% for the first half of 2020.  Interest income earned on cash and cash equivalents decreased to $13,000 in the first half of 2021 compared to $136,000 in the comparable period of 2020.  The decrease in interest income earned on cash and cash equivalents was due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in March 2020.
Interest Expense. Interest expense decreased $1.2 million, or 24.5%, to $3.8 million for the six months ended June 30, 2021, from $5.0 million for the six months ended June 30, 2020.  Interest expense on deposits decreased $1.1 million, or 31.7%, to $2.4 million for the six months ended June 30, 2021, from $3.5 million for the comparable period in 2020. This decrease in interest expense was attributable to the lower weighted average rate paid on interest-bearing deposits, partially offset by higher average deposit balances.  The weighted average rate paid on interest-bearing deposits was 0.75% for the six months ended June 30, 2021, compared to 1.23% for the six months ended June 30, 2020.  Average balance of interest-bearing deposits increased to $645.4 million, or 12.4%, in the six months ended June 30, 2021, compared to $574.4 million in the comparable period in 2020. Interest expense on FHLB borrowings decreased $115,000, or 7.6%, to $1.4 million in the first half of 2021 compared to $1.5 million for the same period in 2020.  The average balance of FHLB borrowings totaled $171.5 million during the six months ended June 30, 2021, compared to $172.9 million for the six months ended June 30, 2020.  The weighted average rate paid on FHLB borrowings was 1.63% for the six months ended June 30, 2021, a 12 basis point decline from 1.75% for the comparable period in 2020.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.8 million, or 11.2%, to $17.7 million in the first half of 2021, compared to $15.9 million for the first half of 2020.  This increase was primarily due to an increase in average interest-earning assets. Net interest margin (annualized) was 3.38% for the six months ended June 30, 2021, compared to 3.25% for the six months ended June 30, 2020.  The increase in net interest margin was primarily due to yields earned on interest-earning assets declining at a slower rate than rates paid on interest-bearing liabilities. The yield on the loan and lease portfolio was impacted by the PPP loan activity during the first half of 2021 as PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA. The average yield on PPP loans,including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of eight basis points during the six months ended June 30, 2021, compared to a negative impact of eight basis points to the yield on loans and leases in the comparable period in 2020.
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

	Six Months Ended June 30,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$722,255	$19,221	5.32%	$692,055	$18,372	5.31%
Securities	287,190	2,125	1.48%	235,947	2,302	1.95%
FHLB stock	9,050	133	2.94%	8,479	139	3.28%
Cash and cash equivalents and other	27,193	13	0.10%	43,541	136	0.62%
Total interest-earning assets	1,045,688	21,492	4.11%	980,022	20,949	4.28%

Interest-bearing liabilities:
Savings and money market accounts	238,200	595	0.50%	173,352	545	0.63%
Interest-bearing checking accounts	147,555	169	0.23%	109,622	148	0.27%
Certificate accounts	259,694	1,644	1.27%	291,449	2,836	1.95%
Borrowings	171,547	1,395	1.63%	172,945	1,510	1.75%
Total interest-bearing liabilities	816,996	3,803	0.93%	747,368	5,039	1.35%

Net interest income		$17,689			$15,910
Net earning assets	$228,692			$232,654

Net interest rate spread(1)			3.18%			2.93%
Net interest margin(2)			3.38%			3.25%
Average interest-earning assets to average interest-bearing liabilities	127.99%			131.13%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the six months ended June 30, 2021 totaled $930,000 compared to $1.5 million for the six months ended June 30, 2020, a $600,000 or 39.2% decrease. The decrease in the provision for loan and lease losses was primarily due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan and lease portfolio partially offset by the increase in the loan portfolio and non-performing loans experienced in the first half of 2021. Net charge-offs during the first half of 2021 were $85,000, compared to net charge-offs of $98,000 in the first half of 2020. Recently, we have seen most of our market areas reporting a fairly significant increase in COVID transmissions, which we understand from our public health authorities is largely attributed to lagging vaccination rates and an increase in cases related to the Delta variant. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through the provision for loan and lease losses which would adversely affect our financial performance.
Noninterest Income.  Noninterest income increased $636,000 or 20.9%, to $3.7 million for the six months ended June 30, 2021, compared to $3.0 million for the comparable period in 2020.  The increase in noninterest income resulted primarily from the increase in the gain on sale of loans and leases, which increased $275,000, or 21.9%, to $1.5 million during the first half of 2021, compared to $1.3 million during the first half of 2020 as a result of continued strong mortgage banking activity during the current year due to continuing low interest rates. There was a net gain on the sale of securities recorded in the first half of 2021 of $38,000, while the Company recognized a net gain on the sale of securities of $79,000 in the first half of 2020. Card fee income increased $136,000, or 35.6%, to $517,000 in the first six months of 2021 from $381,000 in the first six months of 2020 due to increased debit card usage.  Loan and lease servicing income decreased $92,000, to $143,000 for the first half of 2021 compared to $236,000 for the comparable period in 2020, due to a smaller recovery of impairment of mortgage servicing rights in the first quarter of 2021 compared to the first quarter of 2020. In the first half of 2021, the Company recorded a recovery to the value of its mortgage servicing rights of $20,000, compared to a recovery of $182,000 in the first half of 2020. Other loan fees increased $255,000, or 78.0%, to $583,000 in the first six months of 2021 compared to the comparable period of 2020 primarily due to an increase in commercial loan processing fees of $330,000 over the first half of 2020. Service fees on deposit accounts increased $33,000, or 9.1%, to $393,000 for the six months ended June 30, 2021, compared to $360,000 for the six months ended June 30, 2020. The increase in service fees on deposit accounts during the first six months of 2021 compared to the first six months of 2020 was primarily due to the resumption of charging overdraft fees after the suspension of such fees in 2020 during the height of the COVID-19 pandemic.
Noninterest Expense.  Noninterest expense increased $2.7 million, or 24.0%, to $13.9 million for the six months ended June 30, 2021, from $11.2 million for the same period in 2020.  Salaries and employee benefits increased $2.1 million, or 32.0%, to $8.8 million for the six months ended June 30, 2021 from $6.6 million for the six months ended June 30, 2020. The increase in salaries and benefits from the first half of 2020 primarily was due to $1.0 million of expenses associated with equity awards granted during the fourth quarter of 2020 following shareholder approval of the Company's equity incentive plan, increased pension expense of $354,000, and increased compensation expense of $627,000 primarily as a result of annual merit increases and additional staff. Net occupancy expense increased $49,000, or 8.6% to $624,000 from $575,000 in the first half of 2020, primarily as a result of higher building maintenance expenses. Equipment expense increased $115,000, or 21.4% to $652,000 from the comparable period in 2020, primarily due to increased depreciation expense associated with replacing the Bank's ATM machines during the last quarter of 2020.  Deposit insurance expense increased $19,000, or 16.4% compared to the first six months of 2020 primarily due to growth in the Bank's balance sheet. Legal and professional fees increased $67,000, or 11.8% to $635,000 compared to the same period in 2020 primarily due to expenses associated with the contract renewal of the Company's data core processing, and routine litigation matters. Advertising expense declined $24,000 or 12.6%, from the first six months of 2020. Other expenses increased $172,000, or 11.7%, to $1.6 million in the first half of 2021 compared to the same period of 2020 primarily due to losses related to electronic banking fraud on customers' accounts increasing $73,000, and franchise tax expense increasing $115,000.
The Company froze its defined benefit plan (“DB Plan”) in October 2019 with the intent to terminate it. The freezing of the DB Plan has reduced, but not eliminated, the ongoing expenses associated with the DB Plan until it is terminated. See Note 7 of the Notes to Condensed Consolidated Financial Statements in this report for additional information relating to the Company’s DB Plan.
Income Tax Expense.  Income tax expense decreased $58,000 during the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a lower tax rate.  The effective tax rate for the first six months of 2021 was 18.7% compared to 20.6% for the first six months of 2020.

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
Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long-term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  At June 30, 2021, the Bank had $177.9 million in cash and unpledged available-for-sale investment securities for its cash needs.  The Bank had the ability to borrow an additional $51.0 million in FHLB advances based on existing collateral pledged.  First Bank Richmond’s liquidity may be supplemented if it participates in the FRB’s PPPLF pursuant to which First Bank Richmond would pledge PPP loans as collateral to obtain FRB non-recourse loans.  At June 30, 2021, we had no borrowings from the PPPLF, with the ability to borrow up to $34.6 million based on PPP loans unpledged at that date. On June 25, 2021 the Federal Reserve announced that the PPPLF program would terminate on July 30, 2021.
First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan and lease commitments. At June 30, 2021, outstanding loan and lease commitments, including unused lines and letters of credit, totaled $175.7 million, including $93.2 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at June 30, 2021, totaled $153.7 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.
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
Cash and cash equivalents decreased $31.7 million to $17.1 million as of June 30, 2021, from $48.8 million as of December 31, 2020.  Net cash used in operating activities was $2.5 million for the six months ended June 30, 2021. Net cash used in investing activities totaled $133.4 million during the six months ended June 30, 2021 and consisted primarily of increases in net loans and available-for-sale securities. The $104.2 million of net cash provided by financing activities during the six months ended June 30, 2021 was primarily the result of a $100.0 million net increase in deposits.
As a separate legal entity from the Bank, the Company must provide for its own liquidity. At June 30, 2021, the Company, on an unconsolidated basis, had $16.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.

Management believes that its primary liquidity sources of loan repayments, maturing investment securities, available FHLB borrowing and access to the brokered CD market are sufficient in the current economic environment.
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had $175.7 million in loan and lease commitments and unused lines of credit.
Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources
First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2021 First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2021
Total risk-based capital (to risk weighted assets)	$171,023	19.1%	$71,798	8.0%	$89,748	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,802	17.8	53,849	6.0	71,798	8.0
Common equity tier 1 capital (to risk weighted assets)	159,802	17.8	40,387	4.5	58,336	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,802	13.7	46,730	4.0	58,413	5.0

As of December 31, 2020
Total risk-based capital (to risk weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0
Common equity tier 1 capital (to risk weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,325	14.3	42,939	4.0	53,673	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2021 the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.

If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2021, it would have exceeded all regulatory capital requirements.
Impact of Price Changes and Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the economy coincides with changes in interest rates.  Since virtually all of our assets and liabilities are monetary in nature, interest rates generally have a more significant impact on our performance than does inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2020 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2021, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On October 21, 2020, the Board of Directors of the Company authorized a second stock repurchase program for the repurchase of up to 664,969 shares, or approximately 5% of the Company’s then outstanding common shares. Subsequent to June 30, 2021, the Company completed the second stock repurchase program, repurchasing the remaining 46,566 shares under the program at an average price of $14.90 per share. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 2, 2021 following completion of the second stock repurchase program, and will expire in July 2022 unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2021 - April 30, 2021	89,001	$13.93	89,001	327,584
May 1, 2021 - May 31, 2021	116,534	13.92	116,534	211,050
June 1, 2021 - June 30, 2021	164,484	14.43	164,454	1,310,407	(1)
	370,019	$14.15	369,989	1,310,407	(1)
(1) Includes 46,566 shares under second repurchase program and 1,263,841 shares under third repurchase program.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 13, 2021	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 13, 2021	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)