Form 10-Q
period 2021-09-30
Richmond Mutual Bancorporation, Inc.
filed 2021-11-12
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 12,424,489 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 12, 2021.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$11,308,688	$16,748,093
Interest-bearing demand deposits	8,528,617	32,020,364
Cash and cash equivalents	19,837,305	48,768,457
Investment securities - available for sale	358,108,288	244,505,189
Investment securities - held to maturity	9,549,322	12,225,275
Loans held for sale	903,200	1,986,650
Loans and leases, net of allowance for losses of $11,849,000 and $10,586,000, respectively	795,407,222	734,413,448
Premises and equipment, net	14,226,532	14,892,110
Federal Home Loan Bank stock	9,542,400	9,049,600
Interest receivable	4,011,771	4,703,604
Mortgage-servicing rights	1,734,574	1,712,138
Cash surrender value of life insurance	3,595,730	3,525,736
Other assets	13,795,892	8,410,450

Total assets	$1,230,712,236	$1,084,192,657

Liabilities
Noninterest-bearing deposits	106,166,600	98,724,887
Interest-bearing deposits	718,090,230	594,320,508
Total deposits	824,256,830	693,045,395
Federal Home Loan Bank advances	202,000,000	170,000,000
Advances by borrowers for taxes and insurance	558,188	492,524
Interest payable	198,814	222,118
Multi-employer pension plan liability	17,454,709	17,454,709
Other liabilities	7,605,996	10,265,203
Total liabilities	1,052,074,537	891,479,949

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 12,432,184 shares and 13,193,760 shares at September 30, 2021 and December 31, 2020, respectively	124,322	131,938
Additional paid-in capital	114,653,448	124,246,425
Retained earnings	78,237,829	78,290,113
Unearned employee stock ownership plan (ESOP)	(13,112,188)	(13,664,373)
Accumulated other comprehensive (loss) income	(1,265,712)	3,708,605
Total stockholders' equity	178,637,699	192,712,708

Total liabilities and stockholders' equity	$1,230,712,236	$1,084,192,657
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Loans and leases	$10,437,783	$9,719,323	$30,161,755	$28,264,455
Investment securities	1,456,124	1,017,201	3,714,207	3,458,621
Other	6,581	9,376	19,559	145,853
Total interest income	11,900,488	10,745,900	33,895,521	31,868,929
Interest Expense
Deposits	1,253,901	1,545,183	3,662,562	5,074,191
Borrowings	688,533	763,055	2,083,095	2,272,700
Total interest expense	1,942,434	2,308,238	5,745,657	7,346,891
Net Interest Income	9,958,054	8,437,662	28,149,864	24,522,038
Provision for losses on loans and leases	500,000	1,300,000	1,430,000	2,830,000
Net Interest Income After Provision for Losses on Loans and Leases	9,458,054	7,137,662	26,719,864	21,692,038
Noninterest Income
Service charges on deposit accounts	236,204	150,653	629,425	510,922
Card fee income	266,497	218,482	783,700	599,837
Loan and lease servicing fees	(181,498)	(41,657)	(38,210)	193,881
Net gains on securities (includes $17,887, $117,304, $55,799, and $196,317, respectively, related to accumulated other comprehensive income reclassifications)	17,887	117,304	55,799	196,317
Net gains on loan and lease sales	556,664	1,327,639	2,090,892	2,586,515
Other income	249,184	220,180	791,648	767,764
Total noninterest income	1,144,938	1,992,601	4,313,254	4,855,236
Noninterest Expenses
Salaries and employee benefits	4,217,780	3,647,479	12,977,382	10,281,475
Net occupancy expenses	321,473	307,925	945,806	882,915
Equipment expenses	334,187	308,146	985,951	844,849
Data processing fees	512,917	446,543	1,601,704	1,395,417
Deposit insurance expense	76,000	80,000	211,000	196,000
Printing and office supplies	44,705	32,440	122,516	91,080
Legal and professional fees	302,528	271,137	937,569	839,318
Advertising expense	103,118	71,090	268,988	260,903
Bank service charges	39,327	40,278	99,074	106,098
Real estate owned expense	4,329	350	15,031	3,516
Loss on sale of real estate owned	—	—	1,278	—
Other expenses	887,939	779,791	2,535,140	2,254,922
Total noninterest expenses	6,844,303	5,985,179	20,701,439	17,156,493
Income Before Income Tax Expense	3,758,689	3,145,084	10,331,679	9,390,781
Provision for income taxes (includes $3,756, $24,634, $11,718, and $41,226, respectively, related to income tax expense from reclassification of items)	676,414	613,531	1,905,571	1,900,905
Net Income	$3,082,275	$2,531,553	$8,426,108	$7,489,876
Earnings Per Share
Basic	$0.28	$0.21	$0.74	$0.60
Diluted	$0.27	$0.21	$0.72	$0.60
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net Income	$3,082,275	$2,531,553	$8,426,108	$7,489,876

Other Comprehensive Income (Loss)
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(774,714), $45,101, $(1,310,569), and $1,040,994, respectively.	(2,914,399)	169,667	(4,930,236)	3,916,120
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $3,756, $24,634, $11,718, and $41,226, respectively.	14,131	92,670	44,081	155,090
	(2,928,530)	76,997	(4,974,317)	3,761,030

Comprehensive Income	$153,745	$2,608,550	$3,451,791	$11,250,906
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310
Net income	—	—	—	3,082,275	—	—	3,082,275
Other comprehensive loss	—	—	—	—	—	(2,928,530)	(2,928,530)
ESOP shares earned	—	—	23,233	—	183,829	—	207,062
Stock based compensation	—	—	387,853	—	—	—	387,853
Exercise of stock options	12,116	121	127,460	—	—	—	127,581
Common stock dividends ($0.07 per share)	—	—	—	(801,581)	—	—	(801,581)
Repurchase of common stock	(264,909)	(2,649)	(4,003,622)	—	—	—	(4,006,271)
Balances, September 30, 2021	12,432,184	$124,322	$114,653,448	$78,237,829	$(13,112,188)	$(1,265,712)	$178,637,699

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	8,426,108	—	—	8,426,108
Other comprehensive loss	—	—	—	—	—	(4,974,317)	(4,974,317)
ESOP shares earned	—	—	28,391	—	552,185	—	580,576
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,423,236	—	—	—	1,423,236
Exercise of stock options	12,116	121	127,460	—	—	—	127,581
Common stock dividends ($0.21 per share)	—	—	—	(2,476,945)	—	—	(2,476,945)
Common stock dividends ($0.50 per share)	—	—	—	(6,001,447)	—	—	(6,001,447)
Repurchase of common stock	(777,692)	(7,777)	(11,172,024)	—	—	—	(11,179,801)
Balances, September 30, 2021	12,432,184	$124,322	$114,653,448	$78,237,829	$(13,112,188)	$(1,265,712)	$178,637,699

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, June 30, 2020	13,526,625	$135,266	$132,563,670	$74,446,405	$(14,032,728)	$3,023,289	$196,135,902
Net income	—	—	—	2,531,553	—	—	2,531,553
Other comprehensive income	—	—	—	—	—	76,997	76,997
ESOP shares earned	—	—	(32,281)	—	183,828	—	151,547
Common stock dividends ($0.05 per share)	—	—	—	(605,081)	—	—	(605,081)
Repurchase of common stock	(582,079)	(5,821)	(6,610,672)	—	—	—	(6,616,493)
Balances, September 30, 2020	12,944,546	$129,445	$125,920,717	$76,372,877	$(13,848,900)	$3,100,286	$191,674,425

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	—	—	—	7,489,876	—	—	7,489,876
Other comprehensive income	—	—	—	—	—	3,761,030	3,761,030
ESOP shares earned	—	—	(70,487)	—	551,486	—	480,999
Common stock dividends ($0.10 per share)	—	—	—	(1,228,433)	—	—	(1,228,433)
Repurchase of common stock	(582,079)	(5,821)	(6,610,672)	—	—	—	(6,616,493)
Balances, September 30, 2020	12,944,546	$129,445	$125,920,717	$76,372,877	$(13,848,900)	$3,100,286	$191,674,425

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$8,426,108	$7,489,876
Items not requiring (providing) cash
Provision for loan losses	1,430,000	2,830,000
Depreciation and amortization	858,190	740,482
Deferred income tax	(393,026)	(679,933)
Stock based compensation	1,423,236	—
Investment securities amortization, net	1,977,350	1,848,533
Investment securities gains	(55,799)	(196,317)
Net gains on loan and lease sales	(2,090,892)	(2,586,515)
Loss on sale of real estate owned	1,278	—
Accretion of loan origination fees	(2,530,686)	(849,503)
Amortization of mortgage-servicing rights	320,193	355,146
ESOP shares expense	580,576	480,999
Increase in cash surrender value of life insurance	(69,994)	(90,240)
Loans originated for sale	(65,375,624)	(79,876,240)
Proceeds on loans sold	64,292,174	81,621,903
Net change in
Interest receivable	691,833	(1,778,037)
Other assets	(3,470,593)	1,152,716
Other liabilities	(2,659,207)	(2,838,842)
Interest payable	(23,304)	(54,902)
Net cash provided by operating activities	3,331,813	7,569,126

Investing Activities
Purchases of securities available for sale	(176,924,319)	(129,901,076)
Proceeds from maturities and paydowns of securities available for sale	49,817,156	68,279,489
Proceeds from sales of securities available for sale	5,296,929	34,737,656
Proceeds from maturities and paydowns of securities held to maturity	2,664,935	3,585,017
Net change in loans	(56,209,011)	(65,198,318)
Proceeds from sales of real estate owned	30,270	—
Purchases of premises and equipment	(192,612)	(1,410,931)
Purchase of FHLB stock	(492,800)	(1,569,200)
Net cash used in investing activities	(176,009,452)	(91,477,363)

Financing Activities
Net change in
Demand and savings deposits	62,873,251	71,899,362
Certificates of deposit	68,338,184	(26,061,187)
Advances by borrowers for taxes and insurance	65,664	16,042
Proceeds from FHLB advances	134,000,000	64,000,000
Repayment of FHLB advances	(102,000,000)	(42,000,000)
Repurchase of common stock	(11,179,801)	(6,616,493)
Proceeds from stock option exercises	127,581	—
Dividends paid	(8,478,392)	(1,228,433)
Net cash provided by financing activities	143,746,487	60,009,291

Net Change in Cash and Cash Equivalents	(28,931,152)	(23,898,946)
Cash and Cash Equivalents, Beginning of Period	48,768,457	40,596,877
Cash and Cash Equivalents, End of Period	$19,837,305	$16,697,931
Additional Cash Flows and Supplementary Information
Interest paid	$5,768,961	$7,401,793
Transfers from loans to other real estate owned	—	31,548
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
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
Certain reclassifications have been made to the 2020 financial statements to conform to the 2021 financial statement presentation. These reclassifications had no effect on net income.
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
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of September 30, 2021, the Company had no loans outstanding that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like the Company, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to the Company if the borrower's loan is not forgiven and is then not repaid by the borrower. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company had originated approximately $103.1 million in PPP loans as of September 30, 2021, of which approximately $16.3 million were outstanding at September 30, 2021.
The Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$9,310	$81	$101	$9,290
Federal agencies	15,000	2	126	14,876
State and municipal obligations	161,948	1,778	3,062	160,664
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	170,190	1,295	1,478	170,007
Corporate obligations	3,250	11	3	3,258
Equity securities	13	—	—	13
	359,711	3,167	4,770	358,108
Held to maturity
State and municipal obligations	9,549	179	1	9,727
	9,549	179	1	9,727

Total investment securities	$369,260	$3,346	$4,771	$367,835

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$16,283	$111	$94	$16,300
Federal agencies	5,760	12	15	5,757
State and municipal obligations	93,616	2,778	109	96,285
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	124,139	2,080	69	126,150
Equity securities	13	—	—	13
	239,811	4,981	287	244,505
Held to maturity
State and municipal obligations	12,225	295	—	12,520
	12,225	295	—	12,520

Total investment securities	$252,036	$5,276	$287	$257,025
The amortized cost and fair value of securities at September 30, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$2,170	$2,178	$1,915	$1,929
One to five years	6,673	6,851	5,546	5,668
Five to ten years	36,130	36,434	1,198	1,236
After ten years	144,535	142,623	890	894
	189,508	188,086	9,549	9,727
Mortgage-backed securities –GSE residential	170,190	170,009	—	—
Equity securities	13	13	—	—

Totals	$359,711	$358,108	$9,549	$9,727
Securities with a carrying value of $148,262,000 and $88,370,000 were pledged at September 30, 2021 and December 31, 2020, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2021 were $1,316,000 and $5,297,000, respectively. For the three and nine months ended September 30, 2020, proceeds from the sales of securities available for sale were $12,560,000 and $34,738,000, respectively. Gross gains were recognized on the sale of securities available-for-sale for the three and nine months ended September 30, 2021 and 2020 of $18,000, $56,000, $120,000, and $255,000, respectively. There were no gross losses recognized on the sale of securities available for sale for the three and nine months ended September 30, 2021. Gross losses of $3,000 and $59,000 were recognized on the sale of securities available-for-sale for the three and nine months ended September 30, 2020, respectively.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2021 and December 31, 2020 was $211,218,000 and $45,299,000, respectively, which is approximately 57% and 18% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020:

Description of Securities	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$1,827	$77	$3,473	$24	$5,300	$101
Federal agencies	12,874	126	—	—	12,874	126
State and municipal obligations	91,345	2,815	5,064	247	96,409	3,062
Mortgage-backed securities - GSE residential	92,092	1,460	2,123	18	94,215	1,478
Corporate obligations	1,997	3	—	—	1,997	3
Total available-for-sale	200,135	4,481	10,660	289	210,795	4,770

Held-to-maturity
State and municipal obligations	423	1	—	—	423	1

Total temporarily impaired securities	$200,558	$4,482	$10,660	$289	$211,218	$4,771

Description of Securities	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$5,213	$46	$5,687	$48	$10,900	$94
Federal agencies	985	15	—	—	985	15
State and municipal obligations	8,587	109	—	—	8,587	109
Mortgage-backed securities - GSE residential	24,013	67	684	2	24,697	69
Total available-for-sale	38,798	237	6,371	50	45,169	287

Held-to-maturity
State and municipal obligations	130	—	—	—	130	—

Total temporarily impaired securities	$38,928	$237	$6,371	$50	$45,299	$287
Federal Agencies.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
Mortgage-Backed Securities – GSE Residential and SBA Pools.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
State and Municipal Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Commercial mortgage	$255,211	$247,564
Commercial and industrial	101,818	122,831
Construction and development	82,511	58,424
Multi-family	92,652	55,998
Residential mortgage	131,094	125,121
Home equity	6,784	5,982
Direct financing leases	123,025	117,171
Consumer	15,347	13,257
	808,442	746,348
Less
Allowance for loan and lease losses	11,849	10,586
Deferred loan fees	1,186	1,349

	$795,407	$734,413
The following tables present the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2021 and 2020:

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended September 30, 2021:
Commercial mortgage	$4,517	$156	$(25)	$7	$4,655
Commercial and industrial	1,951	(214)	—	21	1,758
Construction and development	2,009	88	—	—	2,097
Multi-family	1,353	273	—	—	1,626
Residential mortgage	368	138	(80)	16	442
Home equity	23	5	—	—	28
Leases	1,010	59	(31)	9	1,047
Consumer	200	(5)	(8)	9	196
Total	$11,431	$500	$(144)	$62	$11,849

Nine Months Ended September 30, 2021:
Commercial mortgage	$4,628	$33	$(25)	$19	$4,655
Commercial and industrial	2,271	(580)	(3)	70	1,758
Construction and development	1,068	1,029	—	—	2,097
Multi-family	1,039	587	—	—	1,626
Residential mortgage	323	126	(80)	73	442
Home equity	18	10	—	—	28
Leases	1,054	201	(396)	188	1,047
Consumer	185	24	(83)	70	196
Total	$10,586	$1,430	$(587)	$420	$11,849

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended September 30, 2020:
Commercial mortgage	$3,484	$699	$—	$10	$4,193
Commercial and industrial	1,815	265	—	23	2,103
Construction and development	871	53	—	1	925
Multi-family	840	229	—	—	1,069
Residential mortgage	517	(94)	—	17	440
Home equity	19	2	—	—	21
Leases	838	93	(110)	70	891
Consumer	137	53	(26)	3	167
Total	$8,521	$1,300	$(136)	$124	$9,809

Nine Months Ended September 30, 2020:
Commercial mortgage	$2,930	$1,232	$—	$31	$4,193
Commercial and industrial	1,758	293	—	52	2,103
Construction and development	614	284	—	27	925
Multi-family	779	290	—	—	1,069
Residential mortgage	441	(4)	(35)	38	440
Home equity	5	13	—	3	21
Leases	426	662	(300)	103	891
Consumer	136	60	(47)	18	167
Total	$7,089	$2,830	$(382)	$272	$9,809

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of September 30, 2021 and December 31, 2020:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, September 30	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, September 30

As of September 30, 2021:
Commercial mortgage	$—	$4,655	$4,655	$141	$255,070	$255,211
Commercial and industrial	301	1,457	1,758	1,017	100,801	101,818
Construction and development	750	1,347	2,097	4,900	77,611	82,511
Multi-family	—	1,626	1,626	—	92,652	92,652
Residential mortgage	—	442	442	202	130,892	131,094
Home equity	—	28	28	—	6,784	6,784
Leases	—	1,047	1,047	—	123,025	123,025
Consumer	—	196	196	—	15,347	15,347
Total	$1,051	$10,798	$11,849	$6,260	$802,182	$808,442

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31

As of December 31, 2020:
Commercial mortgage	$—	$4,628	$4,628	$76	$247,488	$247,564
Commercial and industrial	202	2,069	2,271	1,118	121,713	122,831
Construction and development	—	1,068	1,068	—	58,424	58,424
Multi-family	—	1,039	1,039	—	55,998	55,998
Residential mortgage	—	323	323	269	124,852	125,121
Home equity	—	18	18	—	5,982	5,982
Leases	—	1,054	1,054	—	117,171	117,171
Consumer	—	185	185	—	13,257	13,257
Total	$202	$10,384	$10,586	$1,463	$744,885	$746,348
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
No material changes have been made to the risk characteristics pertaining to the loan and lease portfolio contained in the Company's 2020 Form 10-K.
The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of September 30, 2021 and December 31, 2020:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of September 30, 2021:
Commercial mortgage	$251,470	$3,600	$141	$—	$—	$255,211
Commercial and industrial	94,691	5,773	1,354	—	—	101,818
Construction and development	77,611	—	4,900	—	—	82,511
Multi-family	92,652	—	—	—	—	92,652
Residential mortgage	128,698	—	2,396	—	—	131,094
Home equity	6,733	—	51	—	—	6,784
Leases	122,961	—	16	48	—	123,025
Consumer	15,325	—	22	—	—	15,347
Total	$790,141	$9,373	$8,880	$48	$—	$808,442

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2020:
Commercial mortgage	$239,055	$6,976	$1,533	$—	$—	$247,564
Commercial and industrial	114,411	5,542	2,878	—	—	122,831
Construction and development	53,524	4,900	—	—	—	58,424
Multi-family	55,998	—	—	—	—	55,998
Residential mortgage	121,976	—	3,145	—	—	125,121
Home equity	5,916	—	66	—	—	5,982
Leases	117,136	—	15	20	—	117,171
Consumer	13,256	—	1	—	—	13,257
Total	$721,272	$17,418	$7,638	$20	$—	$746,348

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$640	$394	$141	$1,175	$254,036	$255,211	$—
Commercial and industrial	148	594	372	1,114	100,704	101,818	—
Construction and development	3	—	4,900	4,903	77,608	82,511	—
Multi-family	—	1,209	—	1,209	91,443	92,652	—
Residential mortgage	643	227	2,371	3,241	127,853	131,094	2,250
Home equity	116	—	12	128	6,656	6,784	12
Leases	217	—	36	253	122,772	123,025	—
Consumer	57	1	22	80	15,267	15,347	22

Totals	$1,824	$2,425	$7,854	$12,103	$796,339	$808,442	$2,284

	December 31, 2020
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$340	$—	$1,177	$1,517	$246,047	$247,564	$1,100
Commercial and industrial	1,251	203	439	1,893	120,938	122,831	—
Construction and development	—	4,900	—	4,900	53,524	58,424	—
Multi-family	—	—	—	—	55,998	55,998	—
Residential mortgage	1,913	243	2,680	4,836	120,285	125,121	2,554
Home equity	138	15	25	178	5,804	5,982	25
Leases	234	65	—	299	116,872	117,171	—
Consumer	318	129	317	764	12,493	13,257	317

Totals	$4,194	$5,555	$4,638	$14,387	$731,961	$746,348	$3,996

The following tables present the Company’s impaired loans and specific valuation allowance at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$141	$199	$—
Commercial and industrial	372	571	—
Residential mortgage	202	298	—
	$715	$1,068	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$645	$664	$301
Construction and development	4,900	4,900	750
	$5,545	$5,564	$1,051

Total impaired loans
Commercial mortgage	$141	$199	$—
Commercial and industrial	1,017	1,235	301
Construction and development	4,900	4,900	750
Residential mortgage	202	298	—
Total impaired loans	$6,260	$6,632	$1,051

	December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$76	$86	$—
Commercial and industrial	439	770	—
Residential mortgage	269	491	—
	$784	$1,347	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	679	689	202
	$679	$689	$202

Total impaired loans
Commercial mortgage	$76	$86	$—
Commercial and industrial	1,118	1,459	202
Residential mortgage	269	491	—
Total impaired loans	$1,463	$2,036	$202

The following tables present the Company’s average investment in impaired loans and leases, and interest income recognized for the three and nine months ended September 30, 2021 and 2020:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended September 30, 2021:
Total impaired loans
Commercial mortgage	$171	$13
Commercial and industrial	1,022	13
Construction and development	4,900	—
Residential mortgage	190	4
Total impaired loans and leases	$6,283	$30

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Nine Months Ended September 30, 2021:
Total impaired loans
Commercial mortgage	$124	$23
Commercial and industrial	1,054	24
Construction and development	3,675	—
Residential mortgage	185	7
Total impaired loans and leases	$5,038	$54

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended September 30, 2020:
Total impaired loans
Commercial mortgage	$215	$5
Commercial and industrial	1,114	12
Residential mortgage	269	6
Total impaired loans and leases	$1,598	$23

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Nine Months Ended September 30, 2020:
Total impaired loans
Commercial mortgage	$275	$10
Commercial and industrial	1,130	53
Residential mortgage	298	12
Total impaired loans and leases	$1,703	$75

The following table presents the Company’s nonaccrual loans and leases at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Commercial mortgage	$141	$76
Commercial and industrial	1,016	493
Construction	4,900	—
Residential mortgage	121	214
Leases	48	20

	$6,226	$803
During the three and nine months ended September 30, 2021 and 2020, there were no newly classified TDRs. For the three and nine months ended September 30, 2021 and 2020, the Company recorded no charge-offs related to TDRs. As of September 30, 2021 and December 31, 2020, TDRs had a related allowance of $51,000 and $52,000, respectively. During the three and nine months ended September 30, 2021, there were no TDRs for which there was a payment default within the first 12 months of the modification.
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
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of September 30, 2021, the Company had no loan and lease modifications outstanding related to the COVID-19 pandemic in accordance with the CARES Act. Accordingly, the Company does not account for such loan modifications as TDRs. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.
At September 30, 2021 and December 31, 2020, the balance of real estate owned included $0 and $32,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At September 30, 2021 and December 31, 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $326,000 and $283,000, respectively.
The following lists the components of the net investment in direct financing leases:

	September 30, 2021	December 31, 2020

Total minimum lease payments to be received	$135,495	$129,114
Initial direct costs	7,197	6,353
	142,692	135,467
Less: Unearned income	(19,667)	(18,296)

Net investment in direct finance leases	$123,025	$117,171
Leases serviced by First Bank Richmond for the benefit of others totaled approximately $0 and $86,000 at September 30, 2021 and December 31, 2020, respectively. Additionally, certain leases have been sold with partial recourse. First Bank Richmond estimates and records its obligation based upon historical loss percentages. At both September 30, 2021 and December 31, 2020, First Bank Richmond recorded a recourse obligation on leases sold of $0, and had a maximum exposure of $0 and $86,000, respectively, for these leases.

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2021:

2021	$14,225
2022	47,802
2023	34,852
2024	23,235
2025	12,277
Thereafter	3,104

$135,495

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2021
Available-for-sale securities
SBA Pools	$9,290	$—	$9,290	$—
Federal agencies	14,876	—	14,876	—
State and municipal obligations	160,664	—	160,664	—
Mortgage-backed securities - GSE residential	170,007	—	170,007	—
Corporate obligations	3,258	—	3,258	—
Equity securities	13	13	—	—
	$358,108	$13	$358,095	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2020
Available-for-sale securities
SBA Pools	$16,300	$—	$16,300	$—
Federal agencies	5,757	—	5,757	—
State and municipal obligations	96,285	—	96,285	—
Mortgage-backed securities - GSE residential	126,150	—	126,150	—
Equity securities	13	13	—	—
	$244,505	$13	$244,492	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2021.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2021
Impaired loans, collateral dependent	$4,656	$—	$—	$4,656
Mortgage-servicing rights	1,735	—	—	1,735

December 31, 2020
Impaired loans, collateral dependent	$532	$—	$—	$532
Mortgage-servicing rights	1,712	—	—	1,712

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,656	Appraisal	Marketability discount	0 - 57%
Mortgage-servicing rights	$1,735	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$532	Appraisal	Marketability discount	0 - 12%
Mortgage-servicing rights	$1,712	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial assets
Cash and cash equivalents	$19,837	$19,837	$—	$—
Available-for-sale securities	358,108	13	358,095	—
Held-to-maturity securities	9,549	—	9,727	—
Loans held for sale	903	—	—	910
Loans and leases receivable, net	795,407	—	—	805,512
Federal Reserve and FHLB stock	9,542	—	9,542	—
Interest receivable	4,012	—	4,012	—
Financial liabilities
Deposits	824,257	—	826,128	—
FHLB advances	202,000	—	208,720	—
Interest payable	199	—	199	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets
Cash and cash equivalents	$48,768	$48,768	$—	$—
Available-for-sale securities	244,505	13	244,492	—
Held-to-maturity securities	12,225	—	12,520	—
Loans held for sale	1,987	—	—	2,021
Loans and leases receivable, net	734,413	—	—	749,130
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,704	—	4,704	—
Financial liabilities
Deposits	693,045	—	695,216	—
FHLB advances	170,000	—	178,015	—
Interest payable	222	—	222	—
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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020

Net income	$3,082	$2,532
Shares outstanding for Basic EPS:
Average shares outstanding	12,499,455	13,313,399
Less: average restricted stock award shares not vested	348,395	—
Less: average unearned ESOP Shares	978,260	1,032,367
Shares outstanding for Basic EPS	11,172,800	12,281,032

Additional Dilutive Shares	300,652	—

Shares outstanding for Diluted EPS	11,473,452	12,281,032

Basic Earnings Per Share	$0.28	$0.21
Diluted Earnings Per Share	$0.27	$0.21

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net income	$8,426	$7,490
Shares outstanding for Basic EPS:
Average shares outstanding	12,837,793	13,455,031
Less: average restricted stock award shares not vested	404,509	—
Less: average unearned ESOP Shares	991,686	1,045,788
Shares outstanding for Basic EPS	11,441,598	12,409,243

Additional Dilutive Shares	244,137	—

Shares outstanding for Diluted EPS	11,685,735	12,409,243

Basic Earnings Per Share	$0.74	$0.60
Diluted Earnings Per Share	$0.72	$0.60

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $49,000, $165,000, $50,000, and $156,000 for the three and nine months ended September 30, 2021 and 2020, respectively.
Pension Plan
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “DB Plan”), an industry-wide, tax-qualified defined-benefit pension plan. The Company is in the process of terminating its participation in the Pentegra Defined Benefits Plan, which will require a payment of an amount based on the underfunded status of the plan, referred to as a withdrawal liability. In 2019, the Company estimated and accrued approximately $17.5 million for this withdrawal liability. This estimated withdrawal liability was calculated by plan administrators based on an interest rate of 2.35%, Pri-2012 mortality tables with white collar adjustments, and an assumed December 31, 2019 withdrawal date. The Company’s actual termination expense will be based on the cost of purchasing annuities through an insurance company, and may be higher or lower depending on a number of factors, including the interest rate environment and the valuation of plan assets. Due to the current low interest rate environment, terminating the DB Plan at this time would require the Company to incur a substantial additional expense over and above the amount presently accrued, as interest rates are even lower now than they were in 2019. As a result, the Company’s Board of Directors will continue to monitor and evaluate the timing of, and costs associated with, termination of the DB Plan, and it is currently uncertain when the termination of the DB Plan will be completed or what the actual costs of such termination will be. Any additional expenses associated with the termination of the DB Plan will negatively impact our results of operations in the future. We recorded ongoing expenses of $179,000 for the quarter ended September 30, 2021, in connection with the freezing of the DB Plan.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $13,112,188 and $13,664,373 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at September 30, 2021 and December 31, 2020, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three and nine months ended September 30, 2021 and 2020 was $207,000, $581,000, $152,000, and $481,000, respectively.

	September 30, 2021	December 31, 2020

Earned ESOP shares	117,249	76,669
Unearned ESOP shares	964,881	1,005,461
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$15.76	$13.66
Fair value of earned shares	$1,848	$1,047
Fair value of unearned shares	$15,207	$13,735

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
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. On April 1, 2021, the Company awarded an additional 4,000 shares of common stock under the 2020 EIP with a grant date fair value of $13.86 (total fair value of $55,000 at issuance) to eligible participants. These awards vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.

The following table summarizes the restricted stock awards activity in the 2020 EIP during the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	431,501	$10.53
Granted	4,000	13.86
Vested	(87,106)	10.56
Forfeited	—	—
Non-vested, September 30	348,395	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and nine months ended September 30, 2021 was $232,000 and $851,000, respectively, and the related tax benefit recognized was $49,000 and $179,000, respectively. As of September 30, 2021, unrecognized compensation expense related to restricted stock awards was $3.4 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2021
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,095,657	$10.53
Granted	8,000	13.86
Exercised	(12,116)	10.53
Forfeited/expired	—	—
Balance, September 30	1,091,541	10.55
Exercisable at end of period	241,083	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of September 30, 2021 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	1,055,077	$2.91
Vested	(212,619)	2.91
Granted	8,000	3.02
Forfeited	—	—
Non-vested, September 30	850,458	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and nine months ended September 30, 2021 was $156,000 and $572,000, respectively, and the related tax benefit recognized was $17,000 and $63,000, respectively. As of September 30, 2021, unrecognized compensation expense related to the stock option awards was $2.3 million.

Note 8: Subsequent Event
Subsequent to September 30, 2021 through November 12, 2021 the Company purchased 21,651 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 1,023,847 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2021, and the consolidated results of operations for the three and nine month periods ended September 30, 2021, compared to the same periods in 2020, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission ("SEC") or the Public Company Accounting Oversight Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 ("CAA 2021");
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

Overview
The Company, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, First Bank Richmond. Substantially all of the Company's business is conducted through First Bank Richmond. The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the Indiana Department of Financial Institutions ("IDFI"). The Company's corporate office is located at 31 North 9th Street, Richmond, Indiana, and its telephone number is (765) 962-2581.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $151.8 million at September 30, 2021.
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
At September 30, 2021, on a consolidated basis, we had $1.2 billion in assets, $795.4 million in loans and leases, net of allowance, $824.3 million in deposits and $178.6 million in stockholders’ equity.  At September 30, 2021, First Bank Richmond’s total risk-based capital ratio was 17.63%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2021, net income was $8.4 million, compared with net income of $7.5 million for the nine months ended September 30, 2020.
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
COVID 19 Response
Paycheck Protection Program ("PPP"). On December 27, 2020, the Consolidated Appropriations Act, 2021, or CAA, was signed into law. This legislation included another round of COVID-19 stimulus funding, including approximately $285 billion in funding to reopen the U.S. Small Business Administration's ("SBA") PPP which initially expired on August 8, 2020. The new round of COVID-19 stimulus funding under the PPP concluded May 31, 2021. As of September 30, 2021, we had funded a total of 892 PPP loans totaling $103.1 million and the SBA had approved 732 loan forgiveness applications totaling $84.8 million. PPP loans totaled $16.3 million at September 30, 2021.
Loan Modifications.  We offer payment and financial relief programs for borrowers impacted by COVID-19, primarily through loan and lease payment deferments of principal and interest up to 90 days. All loans modified due to COVID-19 were separately monitored and any request for continuation of relief beyond the initial modification was reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating was appropriate. At September 30, 2021, we had no loans and leases that were subject to payment deferrals, compared to 48 loans and leases at December 31, 2020 totaling $54.7 million.
Branch Operations and Additional Client Support

The Company remains focused on keeping its employees safe and the Bank running effectively to serve its clients. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work and supporting employees with paid time off. As of September 30, 2021, all of the Bank's branch lobbies were open. We continuously monitor and conform our practices based on updates from the Center for Disease Control, World Health Organization, Financial Regulatory Agencies, and local and state health departments. The Company is aware of the surge in COVID-19 infections arising out of the so-called Delta variant and is prepared to restore other protocols, as may prove to be necessary.
Comparison of Financial Condition at September 30, 2021 and December 31, 2020
General.  Total assets increased $146.5 million, or 13.5%, to $1.2 billion at September 30, 2021 from $1.1 billion at December 31, 2020.  The increase was primarily a result of a $61.0 million, or 8.3%, increase in loans and leases, net of allowance, to $795.4 million at September 30, 2021 from $734.4 million at December 31, 2020, and a $110.9 million, or 43.2%, increase in investment securities to $367.7 million at September 30, 2021, compared to $256.7 million at December 31, 2020, partially offset by a $28.9 million, or 59.3%, decrease in cash and cash equivalents to $19.8 million at September 30, 2021, from $48.8 million at December 31, 2020.
Investment Securities. Investment securities available-for-sale increased $113.6 million, or 46.5%, to $358.1 million, while investment securities held-to-maturity decreased $2.7 million, or 21.9%, to $9.5 million at September 30, 2021 compared to December 31, 2020. The increase in investment securities available-for-sale was primarily the result of using our excess liquidity to purchase securities during the first nine months of 2021. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $61.0 million, to $795.4 million at September 30, 2021 from $734.4 million at December 31, 2020.  The increase in loans and leases was attributable to an increase in multi-family loans of $36.7 million, an increase in construction and development loans of $24.1 million, an increase in commercial real estate loans of $7.6 million, and an increase in residential loans and leases of $6.0 million and $5.9 million respectively. Commercial and industrial loans declined $21.0 million due to a decrease in PPP loans of $27.1 million resulting from PPP loan forgiveness by the SBA. Loans held for sale totaled $903,000 and $2.0 million at September 30,2021 and December 31, 2020, respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $8.5 million or 1.05% of total loans and leases at September 30, 2021, compared to $4.8 million or 0.65% of total loans and leases at December 31, 2020.  The increase in nonperforming loans and leases was the result of a $4.9 million non-accruing commercial real estate loan more than 90 days past due that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.  Accruing loans and leases past due more than 90 days at September 30, 2021 totaled $2.3 million, compared to $4.0 million at December 31, 2020.
At September 30, 2021, troubled debt restructurings ("TDRs") totaled $477,000, compared to $541,000 at December 31, 2020. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs.  As of September 30, 2021, the Company had no outstanding loan and lease modifications qualifying under the CARES Act related to the COVID-19 pandemic. This was a decrease from 48 loans and leases with modifications totaling $54.7 million at December 31, 2020.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $1.3 million, or 11.9%, to $11.8 million at September 30, 2021 from $10.6 million at December 31, 2020, primarily as a result of increases in the loan portfolio and level of nonperforming loans, partially offset by the continued improvement since December 31, 2020 in the national and local economy associated with the recovery from the COVID-19 pandemic which reduced the loss rates utilized to calculate the allowance for loan losses at September 30, 2021 as compared to the uncertain economic outlook and loss rates utilized at December 31, 2020. At September 30, 2021, the allowance for loan and lease losses totaled 1.47% of total loans and leases outstanding compared to 1.42% at December 31, 2020. The allowance for loan and lease losses to total loans at September 30, 2021 and December 31, 2020 would increase three and eight basis points, respectively, if PPP loans, which totaled $16.3 million and $43.3 million at September 30, 2021 and December 31, 2020, respectively, are excluded from the calculation.  PPP loans are fully guaranteed by the SBA and management expects that the vast majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven.  Net charge-offs during the first nine months of 2021 were $167,000 or 0.02% of average loans and leases outstanding, compared to net charge-offs of $110,000 during the first nine months of 2020.  The allowance for loan and lease losses to non-performing loans and leases was 139.2% at September 30, 2021, compared to 220.6% at December 31, 2020.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of September 30, 2021, which evaluation included consideration of potential credit losses due to the ongoing economic uncertainties driven by the impact of the COVID-19 pandemic, which have lingered due to the lagging vaccination rates and an increase in cases within our markets related to the Delta variant. The full impact of the pandemic on the Company’s deposit and loan and lease customers is still uncertain. The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Deposits. Total deposits increased $131.2 million, or 18.9%, to $824.3 million at September 30, 2021, from $693.0 million at December 31, 2020.  The increase in deposits primarily was due to overall changes in spending and savings habits by businesses and consumers due to the COVID-19 pandemic as well as additional PPP funds and government stimulus payments made to customers in the first quarter 2021. Brokered deposits increased $40.5 million to $63.8 million, or 7.7% of total deposits, at September 30, 2021, compared to $23.3 million, or 3.4% of total deposits, at December 31, 2020. Management increased longer-term brokered deposits as a result of continued low rates being offered in the brokered CD market. Demand deposit and savings accounts increased $62.9 million to $513.4 million at September 30, 2021, compared to $450.6 million at December 31, 2020, which included a $7.4 million, or 7.5%, increase in noninterest-bearing deposits.  At September 30, 2021, noninterest-bearing deposits totaled $106.2 million, or 12.9% of total deposits, compared to $98.7 million or 14.2% of total deposits at December 31, 2020.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $32.0 million to $202.0 million at September 30, 2021, compared to $170.0 million at December 31, 2020, which together with the increase in deposits, were used to fund loan growth and the purchase of investment securities.
Stockholders’ Equity. Stockholders’ equity totaled $178.6 million at September 30, 2021, a decrease of $14.1 million, or 7.3%, from December 31, 2020.  The decrease in stockholders' equity from year-end 2020 resulted from the repurchase of $11.2 million of Company common stock, the payment of $8.5 million in dividends to Company stockholders and a $5.0 million reduction in accumulated comprehensive income, partially offset by net income of $8.4 million in the first nine months of 2021. The Company repurchased 777,692 shares of Company common stock at an average price of $14.38 per share for a total of $11.2 million during the first nine months of 2021.  The Company’s equity to asset ratio was 14.5% at September 30, 2021.  At September 30, 2021, the Bank’s Tier 1 capital to total assets ratio was 12.8% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020.
General. Net income for the three months ended September 30, 2021 was $3.1 million, a $551,000 increase from net income of $2.5 million for the three months ended September 30, 2020. The $3.1 million in earnings equaled $0.27 diluted earnings per share for the third quarter of 2021, compared to $0.21 diluted earnings per share for the third quarter of 2020. The increase in net income was primarily the result of a $1.5 million increase in net interest income and an $800,000 decrease in the provision for loan losses, partially offset by a $848,000 decrease in noninterest income and a $859,000 increase in noninterest expense.
Interest Income.  Interest income increased $1.2 million, or 10.7%, to $11.9 million during the quarter ended September 30, 2021, compared to $10.7 million during the quarter ended September 30, 2020.  Interest income on loans and leases increased $718,000, or 7.4%, to $10.4 million for the quarter ended September 30, 2021, from $9.7 million for the comparable quarter in 2020, due to higher average balances in the loan and lease portfolio and an increase in the average loan and lease yield of 18 basis points.  The average outstanding loan and lease balances were $784.5 million for the quarter ended September 30, 2021, compared to $756.3 million for the quarter ended September 30, 2020.  The average yield on loans and leases was 5.32% for the quarter ended September 30, 2021, compared to 5.14% for the comparable quarter in 2020. Interest income also included $876,000 in fees earned related to PPP loans in the quarter ended September 30, 2021 compared to $269,000 during the same quarter in 2020. As of September 30, 2021, total unrecognized fees on PPP loans were $700,000. For the three months ended September 30, 2021, average PPP loans were $22.5 million and the average yield was 16.57%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans.

Interest income on investment securities, including FHLB stock, increased $439,000, or 43.2%, to $1.5 million during the quarter ended September 30, 2021, compared to the same quarter in 2020.  The increase in interest income on investment securities from the comparable period in 2020 was due to an increase in the average balances of $107.1 million.  The average balance of investment securities, including FHLB stock, was $363.3 million for the quarter ended September 30, 2021, compared to $256.2 million for the quarter ended September 30, 2020.  The average yield on investment securities, including FHLB stock, was 1.60% for the third quarter of 2021, compared to 1.59% for the third quarter of 2020.
Interest Expense. Interest expense decreased $366,000, or 15.8%, to $1.9 million for the quarter ended September 30, 2021, from $2.3 million for the quarter ended September 30, 2020.  Interest expense on deposits decreased $291,000, or 18.9%, to $1.3 million for the quarter ended September 30, 2021, from $1.5 million for the comparable quarter in 2020. This decrease in interest expense was attributable to a decrease of 34 basis points in the average rate paid on interest-bearing deposits, partially offset by an increase of $118.5 million in average interest-bearing deposit balances.  The average rate paid on interest-bearing deposits was 0.70% for the quarter ended September 30, 2021, compared to 1.04% for the quarter ended September 30, 2020.  The average balance of interest-bearing deposits increased to $713.9 million, or 19.9%, in the quarter ended September 30, 2021, compared to $595.4 million in the comparable quarter in 2020. Interest expense on FHLB borrowings decreased $75,000, or 9.8%, to $689,000 in the third quarter of 2021 compared to $763,000 for the same quarter in 2020 due to a 15 basis point decline in the average rate paid on borrowings to 1.54% during the three months ended September 30, 2021, from 1.69% for the comparable quarter in 2020.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.5 million, or 18.0%, to $10.0 million in the third quarter of 2021, compared to $8.4 million for the third quarter of 2020.  This increase was due to both an increase in average interest-earning assets and a 27 basis point increase in the net interest rate spread during the third quarter of 2021 compared to the comparable quarter in 2020. Net interest margin (annualized) was 3.42% for the three months ended September 30, 2021, compared to 3.24% for the three months ended September 30, 2020.  The increase in net interest margin was due to both an increase in average earning assets and a 27 basis point increase in the net interest rate spread. The yield on the loan and lease portfolio was impacted by the PPP loan forgiveness activity during the third quarter of 2021 as PPP loans were originated at an interest rate of 1%, although the effective yield is higher as a result of the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of 33 basis points during the quarter ended September 30, 2021, compared to a negative impact of 23 basis points to the yield on loans and leases in the comparable quarter in 2020.
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

	Three Months Ended September 30,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$784,531	$10,437	5.32%	$756,307	$9,720	5.14%
Securities	354,211	1,387	1.57%	247,113	891	1.44%
FHLB stock	9,081	69	3.04%	9,083	126	5.55%
Cash and cash equivalents and other	17,515	7	0.16%	28,096	9	0.13%
Total interest-earning assets	1,165,338	11,900	4.08%	1,040,599	10,746	4.13%

Interest-bearing liabilities:
Savings and money market accounts	250,799	325	0.52%	189,848	243	0.51%
Interest-bearing checking accounts	166,138	98	0.24%	123,271	68	0.22%
Certificate accounts	296,954	830	1.12%	282,306	1,234	1.75%
Borrowings	179,413	689	1.54%	180,913	763	1.69%
Total interest-bearing liabilities	893,304	1,942	0.87%	776,338	2,308	1.19%

Net interest income		$9,958			$8,438
Net earning assets	$272,034			$264,261

Net interest rate spread(1)			3.21%			2.94%
Net interest margin(2)			3.42%			3.24%
Average interest-earning assets to average interest-bearing liabilities	130.45%			134.04%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended September 30, 2021 totaled $500,000 compared to $1.3 million for the three months ended September 30, 2020, an $800,000 or 61.5% decrease. The decrease was primarily due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan portfolio, partially offset by the increase in the loan portfolio and nonperforming loans. Net charge-offs during the third quarter of 2021 were $82,000, compared to net charge-offs of $12,000 in the third quarter of 2020. To date, we are not seeing renewed business activity restrictions in our primary markets. To the extent business activity restrictions are renewed, due to COVID-19 or otherwise, this will likely affect our business operations which may, in turn, require us to increase our allowance through our provision for loan and lease losses which would adversely affect our financial performance.
Noninterest Income.  Noninterest income decreased $848,000 or 42.5%, to $1.1 million for the quarter ended September 30, 2021, compared to $2.0 million for the comparable quarter in 2020.  The decrease in noninterest income resulted primarily from a $771,000 or 58.1% decrease in net gains on loan and lease sales to $557,000 during the third quarter of 2021, compared to $1.3 million during the third quarter of 2020. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower supply of houses for sale in the Bank's market area. During the three months ended September 30, 2021, the Company sold $17.2 million of loans compared to the sale of $31.4 million of loans during the three months ended September 30, 2020. There was a net gain on the sale of securities recorded in the third quarter of 2021 of $18,000 compared to a net gain on the sale of securities of $117,000 in the third quarter of 2020. Card fee income increased $48,000, or 22.0%, to $266,000 in the third quarter of 2021 from $218,000 in the third quarter of 2020 due to increased debit card usage.  Loan and lease servicing income decreased $140,000, to a loss of $181,000 for the third quarter of 2021 compared to a loss of $42,000 for the comparable quarter in 2020, as the Company recorded an impairment of $251,000 to the value of its mortgage servicing rights in the third quarter of 2021, compared to a recovery of $6,000 in the third quarter of 2020. Service fees on deposit accounts increased $86,000, or 56.8%, to $236,000 for the quarter ended September 30, 2021, compared to $151,000 for the quarter ended September 30, 2020. The increase in service fees on deposit accounts during the third quarter of 2021 compared to the third quarter of 2020 was primarily the result of the resumption of overdraft fees after the suspension of such fees in 2020 during the height of the COVID-19 pandemic.
Noninterest Expense.  Noninterest expense increased $859,000, or 14.4%, to $6.8 million for the three months ended September 30, 2021, from $6.0 million for the same period in 2020.  Salaries and employee benefits increased $570,000, or 15.6%, to $4.2 million for the quarter ended September 30, 2021 from $3.6 million for the quarter ended September 30, 2020. The increase in salaries and benefits from the third quarter of 2020 primarily was due to $388,000 of expenses associated with equity awards granted during the fourth quarter of 2020 and increased compensation expense of $154,000 primarily as a result of annual merit increases and additional staff. Equipment expense increased $26,000, or 8.5%, to $334,000 from the comparable period in 2020, primarily due to increased depreciation expense associated with replacing the Bank's ATM machines during the last quarter of 2020.  Data processing fees increased $66,000, or 14.9%, to $513,000 in the third quarter of 2021 compared to the same quarter of 2020, primarily due to the upgrading of our digital banking products. Legal and professional fees increased $31,000, or 11.6% to $303,000 compared to the same quarter in 2020. Other expenses increased $108,000, or 13.9%, to $888,000 in the third quarter of 2021 compared to the same quarter of 2020 primarily due to increased loan, tax and insurance expenses of $66,000 and expenses of $28,000 associated with converting our digital banking services to a new provider.
Income Tax Expense.  Income tax expense increased $63,000 during the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a higher level of pre-tax income offset by a lower tax rate.  The effective tax rate for the third quarter of 2021 was 18.0% compared to 19.5% for the same quarter a year ago.
Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and 2020.
General. Net income for the nine months ended September 30, 2021 was $8.4 million, a $936,000 increase from net income of $7.5 million for the nine months ended September 30, 2020. The $8.4 million in earnings equaled $0.72 diluted earnings per share for the first nine months of 2021, compared to $0.60 diluted earnings per share for the first nine months of 2020. The increase in net income was primarily the result of a $3.6 million increase in net interest income and a $1.4 million decrease in the provision for loan losses, partially offset by a $542,000 decrease in noninterest income and a $3.5 million increase in noninterest expense.
Interest Income.  Interest income increased $2.0 million, or 6.4%, to $33.9 million during the nine months ended September 30, 2021, compared to $31.9 million during the nine months ended September 30, 2020.  Interest income on loans and leases increased $1.9 million, or 6.7%, to $30.2 million for the nine months ended September 30, 2021, from $28.3 million for the comparable quarter in 2020, due to higher average balances in the loan and lease portfolio, partially offset by a 27 basis point decline in the yield earned on loans and leases. The average outstanding loan and lease balances were $775.6 million for the first nine months of 2021, compared to $691.9 million for the first nine months of 2020. The average yield on loans and leases was 5.18% for the first nine months of 2021, compared to 5.45% for the comparable period in 2020. Interest income also included $2.2 million in fees earned related to PPP loans in the nine months ended September 30, 2021 compared to $534,000 during the same period in 2020. As of September 30, 2021, total unrecognized fees on PPP loans were approximately $700,000. For the nine months ended September 30, 2021, average PPP loans were $40.0 million and the average yield was 8.43%.
Interest income on investment securities, including FHLB stock, increased $256,000, or 7.4%, to $3.7 million during the nine months ended September 30, 2021, from $3.5 million during the comparable period in 2020.  The increase in interest income on investment securities was due to an increase of $70.5 million in the average balance of investment securities, including FHLB stock, to $318.8 million for the nine months ended September 30, 2021, compared to $248.4 million for the nine months ended September 30, 2020.  The average yield on investment securities, including FHLB stock, was 1.55% for the first nine months of 2021, compared to 1.86% for the first nine months of 2020.  Interest income earned on cash and cash equivalents decreased to $20,000 in the first nine months of 2021 compared to $146,000 in the comparable period of 2020, due to the significantly lower yield earned on funds at the Federal Reserve after the rate reductions experienced in March 2020 as well as a $14.4 million reduction in average balances.
Interest Expense. Interest expense decreased $1.6 million, or 21.8%, to $5.7 million for the nine months ended September 30, 2021, from $7.3 million for the nine months ended September 30, 2020.  Interest expense on deposits decreased $1.4 million, or 27.8%, to $3.7 million for the nine months ended September 30, 2021, from $5.1 million for the comparable period in 2020. This decrease in interest expense was attributable to the lower average rate paid on interest-bearing deposits, partially offset by higher average deposit balances.  The average rate paid on interest-bearing deposits was 0.73% for the nine months ended September 30, 2021, compared to 1.16% for the nine months ended September 30, 2020. The average balance of interest-bearing deposits increased to $668.5 million, or 15.0%, in the nine months ended September 30, 2021, compared to $581.5 million in the comparable period in 2020. Interest expense on FHLB borrowings decreased $190,000, or 8.3%, to $2.1 million in the first nine months of 2021 compared to $2.3 million for the same period in 2020 due to a 14 basis point decline in the average rate paid on borrowings to 1.59% for the nine months ended September 30, 2021, compared to 1.73% for the same period in 2020.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $3.6 million, or 14.8%, to $28.1 million in the first nine months of 2021, compared to $24.5 million for the first nine months of 2020.  This increase was primarily due to an increase in average interest-earning assets. Net interest margin (annualized) was 3.36% for the nine months ended September 30, 2021, compared to 3.34% for the nine months ended September 30, 2020. The yield on the loan and lease portfolio was impacted by the PPP loan activity during the first three quarters of 2021 as PPP loans are originated at an interest rate of 1%, although the effective yield is higher as a result of the recognition of the net deferred fees for PPP loans repaid and forgiven by the SBA. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of 17 basis points during the nine months ended September 30, 2021, compared to a negative impact of 15 basis points to the yield on loans and leases in the comparable period in 2020.
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

	Nine Months Ended September 30,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$775,647	$30,162	5.18%	$691,890	$28,264	5.45%
Securities	309,776	3,512	1.51%	239,696	3,252	1.81%
FHLB stock	9,060	202	2.97%	8,681	207	3.18%
Cash and cash equivalents and other	23,932	20	0.11%	38,355	146	0.51%
Total interest-earning assets	1,118,415	33,896	4.04%	978,622	31,869	4.34%

Interest-bearing liabilities:
Savings and money market accounts	242,257	921	0.51%	178,699	787	0.59%
Interest-bearing checking accounts	153,817	267	0.23%	114,205	216	0.25%
Certificate accounts	272,440	2,475	1.21%	288,571	4,071	1.88%
Borrowings	174,198	2,083	1.59%	175,620	2,273	1.73%
Total interest-bearing liabilities	842,712	5,746	0.91%	757,095	7,347	1.29%

Net interest income		$28,150			$24,522
Net earning assets	$275,703			$221,527

Net interest rate spread(1)			3.13%			3.05%
Net interest margin(2)			3.36%			3.34%
Average interest-earning assets to average interest-bearing liabilities	132.72%			129.26%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the nine months ended September 30, 2021 totaled $1.4 million compared to $2.8 million for the nine months ended September 30, 2020, a $1.4 million or 49.5% decrease. The decrease in the provision for loan and lease losses was primarily due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan and lease portfolio, partially offset by the increase in the loan portfolio and non-performing loans experienced in the first nine months of 2021. Net charge-offs during the first nine months of 2021 were $167,000, compared to net charge-offs of $110,000 in the first nine months of 2020.
Noninterest Income.  Noninterest income decreased $542,000 or 11.2%, to $4.3 million for the nine months ended September 30, 2021, compared to $4.9 million for the comparable period in 2020.  The decrease resulted primarily from a decrease of $496,000, or 19.2%, to $2.1 million in net gain on sale of loans and leases during the first nine months of 2021, compared to $2.6 million during the first nine months of 2020. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower supply of houses for sale in the Bank's market area. During the nine months ended September 30, 2021, the Company sold $62.3 million of loans compared to the sale of $79.3 million of loans during the nine months ended September 30, 2020. The net gain on the sale of securities recorded in the first nine months of 2021 was $56,000, a decrease of $141,000 from the net gain on the sale of securities of $196,000 in the first nine months of 2020 due to the declining mortgage banking activity discussed above. Card fee income increased $184,000, or 30.7%, to $784,000 in the first nine months of 2021 from $600,000 in the first nine months of 2020 due to increased debit card usage.  Loan and lease servicing income decreased $232,000, to a loss of $38,000 for the first nine months of 2021 compared to income of $194,000 for the comparable period in 2020, due to impairment of mortgage servicing rights in the first nine months of 2021 of $231,000 compared to a recovery of mortgage servicing rights of $187,000 in the first nine months of 2020. Service fees on deposit accounts increased $119,000, or 23.2%, to $629,000 for the nine months ended September 30, 2021, compared to $511,000 for the nine months ended September 30, 2020. The increase in service fees on deposit accounts was primarily due to the resumption of charging overdraft fees after the suspension of such fees in 2020 during the height of the COVID-19 pandemic.
Noninterest Expense.  Noninterest expense increased $3.5 million, or 20.7%, to $20.7 million for the nine months ended September 30, 2021, from $17.2 million for the same period in 2020.  Salaries and employee benefits increased $2.7 million, or 26.2%, to $13.0 million for the nine months ended September 30, 2021 from $10.3 million for the nine months ended September 30, 2020. The increase in salaries and benefits from the first nine months of 2020 primarily was due to $1.4 million of expenses associated with equity awards granted during the fourth quarter of 2020, increased pension expense of $322,000 due to the recognition of nine months of expense in 2021, compared to three months of expense in 2020 in connection with freezing of the defined benefit plan ("DB Plan"), and increased compensation expense of $764,000 primarily as a result of annual merit increases and additional staff. Net occupancy expense increased $63,000, or 7.1% to $946,000 from $883,000 in the first nine months of 2020, primarily as a result of higher building maintenance expenses. Equipment expense increased $141,000, or 16.7% to $986,000 from the comparable period in 2020, primarily due to increased depreciation expense associated with replacing the Bank's ATM machines during the last quarter of 2020.  Legal and professional fees increased $98,000, or 11.7% to $938,000 compared to the same period in 2020 primarily due to expenses associated with the contract renewal of the Company's data core processing, and routine litigation matters. Other expenses increased $280,000, or 12.4%, to $2.5 million in the first nine months of 2021 compared to the same period of 2020 primarily due to expenses associated with loan administration and servicing increasing $131,000, losses related to electronic banking fraud on customers' accounts increasing $73,000, and franchise tax expense increasing $115,000, partially offset by a $79,000 decrease in insurance costs.
The Company froze its DB Plan in October 2019 with the intent to terminate it. The freezing of the DB Plan has reduced, but not eliminated, the ongoing expenses associated with the DB Plan until it is terminated. See Note 7 of the Notes to Condensed Consolidated Financial Statements in this report for additional information relating to the Company’s DB Plan.
Income Tax Expense.  Income tax expense increased $5,000 during the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a lower tax rate offsetting higher pre-tax income.  The effective tax rate for the first nine months of 2021 was 18.4% compared to 20.2% for the first nine months of 2020.

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
Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and our ability to manage those requirements. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance in short-term investments at any given time will cover adequately any reasonably anticipated immediate need for funds. Additionally, First Bank Richmond maintains a relationship with the FHLB of Indianapolis which could provide funds on short notice if needed.
Liquidity management is both a daily and long-term function of the management of our business. It is overseen by the Asset and Liability Management Committee. Excess liquidity is generally invested in short-term investments, such as overnight deposits and holding excess funds at the Federal Reserve Bank.  On a long-term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed and municipal securities.  First Bank Richmond can also generate funds from borrowings, primarily FHLB advances. In addition, we have historically sold eligible long-term, fixed-rate residential mortgage loans in the secondary market in order to reduce interest rate risk and to create another source of liquidity.  At September 30, 2021, the Bank had $225.7 million in cash and unpledged available-for-sale investment securities for its cash needs.  The Bank had the ability to borrow an additional $48.0 million in FHLB advances based on existing collateral pledged.
First Bank Richmond uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund deposit withdrawals and fund loan and lease commitments. At September 30, 2021, outstanding loan and lease commitments, including unused lines and letters of credit, totaled $177.9 million, including $84.0 million of undisbursed construction and land loans. Certificates of deposit scheduled to mature in one year or less at September 30, 2021, totaled $168.1 million. It is management’s policy to offer deposit rates that are competitive with other local financial institutions. Based on this management strategy, we believe that a majority of maturing deposits will remain with the Bank.
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
Cash and cash equivalents decreased $28.9 million to $19.8 million as of September 30, 2021, from $48.8 million as of December 31, 2020.  Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2021. Net cash used in investing activities totaled $176.0 million during the nine months ended September 30, 2021 and consisted primarily of increases in net loans and available-for-sale securities. The $143.7 million of net cash provided by financing activities during the nine months ended September 30, 2021 was primarily the result of a $131.2 million net increase in deposits.
As a separate legal entity from the Bank, the Company must provide for its own liquidity. At September 30, 2021, the Company, on an unconsolidated basis, had $21.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs. The Company’s principal source of liquidity is dividends and ESOP loan repayments from the Bank.
Management believes that its primary liquidity sources of loan repayments, maturing investment securities, available FHLB borrowing and access to the brokered CD market are sufficient in the current economic environment.
In the normal course of operations, we engage in a variety of financial transactions that are not recorded in our financial statements, including commitments to extend credit and unused lines of credit. These transactions involve varying degrees of off-balance sheet risks. While these commitments are contractual obligations and represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had $177.9 million in loan and lease commitments and unused lines of credit.

Except as set forth above, management is not aware of any trends, events, or uncertainties that will have, or that are reasonably likely to have a material impact on liquidity, capital resources or operations. Further, management is not aware of any current recommendations by regulatory agencies, which, if they were to be implemented, would have this effect.

Capital Resources
First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2021 First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards.  Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2021
Total risk-based capital (to risk weighted assets)	$165,046	17.6%	$74,911	8.0%	$93,639	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,340	16.4	56,183	6.0	74,911	8.0
Common equity tier 1 capital (to risk weighted assets)	153,340	16.4	42,138	4.5	60,865	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,340	12.8	48,077	4.0	60,096	5.0

As of December 31, 2020
Total risk-based capital (to risk weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0
Common equity tier 1 capital (to risk weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,325	14.3	42,939	4.0	53,673	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2021 the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2021, it would have exceeded all regulatory capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2020 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2021, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2021, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 3, 2021, and will expire on July 3, 2022 unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	188,611	$14.96	188,611	1,121,796
August 1, 2021 - August 31, 2021	49,024	15.59	49,024	1,072,772
September 1, 2021 - September 30, 2021	27,274	15.41	27,274	1,045,498
	264,909	$15.12	264,909	1,045,498

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 12, 2021	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 12, 2021	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)