Form 10-K
period 2021-12-31
Richmond Mutual Bancorporation, Inc.
filed 2022-03-30
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $180.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 25, 2022, there were 12,312,470 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Shareholders. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Richmond Mutual Bancorporation-Maryland is regulated by the Federal Reserve Board.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $154.4 million at December 31, 2021.
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
At December 31, 2021, on a consolidated basis, we had $1.3 billion in assets, $832.8 million in loans and leases, net of allowance, $900.2 million in deposits and $180.5 million in stockholders’ equity.  At December 31, 2021, First Bank Richmond’s total risk-based capital ratio was 17.3%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2021, we reported net income of $11.1 million, compared to net income of $10.0 million for the year ended December 31, 2020.
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
Indiana. Wayne County had an estimated population in 2021 of 66,600 with a median household income of approximately $47,900. The unemployment rate in December 2021 was 1.4% in Wayne County, as compared to the national and state unemployment rates of 3.7% and 1.3%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital, and Primex Plastics Corporation. First Bank Richmond operates eight banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,700 in 2021 with a median household income of approximately $39,700. It is favorably located with excellent highway access and has over 6.0 million people within a 100-mile radius. Manufacturing is the primary source of employment, followed by health care and food service.

The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,750 with a median household income of approximately $37,700 in 2021. The workforce in this community is primarily composed of factory workers and employees in the agricultural sector. Centerville had an estimated population of 2,700 with a median household income of approximately $47,000 in 2021. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2021 of 45,100 with a median household income of approximately $60,400. Shelbyville, which had an estimated population of 20,100 with a median household income of $52,900, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing and retail trade are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 1.1% in December 2021 compared to 3.2% in December 2020.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial and multi-family real estate lending.
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2021 of 20,600 with a median household income of approximately $53,500. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Emerson Climate Technologies, Airstream, Plastipak Packaging, and Wilson Health. The unemployment rate in Shelby County was 2.8% in December 2021 compared to 4.0% in December 2020.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2021 of 108,800 with a median household income of approximately $62,500. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2021 of 26,300 with a median household income of approximately $54,200, while Piqua had a population of 20,400 with a median household income of approximately $43,100. Manufacturing is the leading industry employment sector in Miami County, followed by retail trade and health care and social services. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 2.9% in December 2021 compared to 4.2% in December 2020.
Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 14th most populous city in the United States with an estimated population in 2021 of 905,700 and a median household income of approximately $57,100. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.
The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2021 was 2.8% for the entire Columbus metropolitan area and 2.9% for Franklin County, compared to 4.4% for the entire Columbus metropolitan area and 4.7% for Franklin County in December 2020.
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
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $23.4 million.  As of December 31, 2021, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2021, our largest lending relationship with one borrower was for $22.2 million consisting of seven commercial real estate loans secured by six separate hotels, three in the Dayton, Ohio area, one in the Columbus, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2021.
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
Loan Maturity and Repricing. The following tables set forth certain information at December 31, 2021 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan and lease losses.

	Due in 1 Year or Less	Weighted Average Yield	Due After 1 Year Through 5 Years	Weighted Average Yield	Due After 5 Years Through 15 Years	Weighted Average Yield	Due After 15 Years	Weighted Average Yield	Total Loans and Leases	Weighted Average Yield
	(Dollars in thousands)

Commercial mortgage	$9,490	5.4%	$28,892	4.0%	$109,101	4.4%	$113,719	4.6%	$261,202	4.3%
Commercial and industrial	26,562	4.2	30,019	3.3	27,988	4.7	15,113	4.6	99,682	4.0
Construction and development	35,297	4.2	26,943	4.1	24,440	3.8	6,998	4.1	93,678	3.9
Multi-family	2,100	4.3	26,093	3.8	54,452	3.9	24,776	4.2	107,421	3.9
Residential mortgage	2,840	2.3	7,193	4.5	39,138	4.1	84,984	4.3	134,155	4.1
Home equity lines of credit	1,105	4.3	2,561	4.5	3,480	3.6	—	—	7,146	3.9
Leases	6,610	6.5	119,862	6.8	291	5.5	—	—	126,762	6.8
Consumer	1,265	3.8	8,983	5.2	5,618	4.8	39	3.8	15,905	4.7

Total loans and leases	$85,269		$250,546		$264,508		$245,629		$845,951

	Amount due after one year at fixed interest rates:	Amount due after one year at variable interest rates:
	(Dollars in thousands)

Commercial mortgage	$36,210	$215,502
Commercial and industrial	32,547	40,573
Construction and development	12,329	46,052
Multi-family	13,033	92,288
Residential	83,248	48,067
Home equity lines of credit	1,650	4,391
Leases	120,152	—
Consumer	14,640	—

Total loans and leases	$313,809	$446,873
Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last eight years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2021, $141.3 million, or 16.7%, of our total loan and lease portfolio was secured by residential real estate, consisting of $130.9 million of one- to four-family residential real estate loans, $3.2 million of home equity loans, and $7.1 million of home equity lines of credit.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2021, 63.8% of our one- to four-family residential real estate loans were fixed-rate loans and 36.2% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate non-interest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. During the year ended December 31, 2021, we originated $101.5 million one- to four-family fixed-rate mortgage loans and $19.9 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $73.5 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Loan Originations, Purchases, Sales, Repayments and Servicing.”
We also make a limited amount of Federal Housing Administration (“FHA”) loans, U.S. Department of Veterans Affairs (“VA”) loans and U.S. Department of Agriculture (“USDA”) loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. During the year ended December 31, 2021, we originated and sold $624,000 in the aggregate of FHA, VA and USDA loans.
Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2021, $44.1 million or 31.2% of our one- to four-family loan portfolio consisted of jumbo loans.

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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $113,000 at December 31, 2021.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2021, home equity loans totaled $3.2 million, or 0.4% of our total loan and lease portfolio.
Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2021, home equity lines of credit totaled $7.1 million, or 0.8% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $2.4 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2021, unfunded commitments on home equity lines of credit totaled $15.6 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $141.3 million in one- to four- family loans, including home equity loans and lines of credit, in our portfolio as of December 31, 2021, $8.3 million, or 5.9%, were to borrowers with a credit score under 660.

Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2021, $368.6 million or 43.6% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $136.1 million, or 16.1% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $107.4 million of the $368.6 million commercial and multi-family real estate loan portfolio, or 12.7% of our total loan and lease portfolio, at December 31, 2021.  Of the remaining $261.2 million of this portfolio, approximately $148.6 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2021, our purchased multi-family and commercial real estate loan participations totaled $29.3 million, or 7.9% of our total multi-family and commercial real estate loan portfolios.
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
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2021, 16.1% of our multi-family and commercial real estate loans were fixed-rate loans and 83.9% were adjustable-rate loans.
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
At December 31, 2021, the average loan size of our outstanding multi-family and commercial real estate loans was $908,000, and the largest of such loans was a $12.0 million loan secured by a first mortgage on a parking garage and apartment building located in the Columbus, Ohio metropolitan area. This loan was performing in accordance with its repayment terms at December 31, 2021. We had 33 other commercial and multi-family real estate loans with an outstanding balance in excess of $3.0 million at December 31, 2021, all of which were performing in accordance with their repayment terms at December 31, 2021.  Our largest lending relationship with one borrower at December 31, 2021 was for $22.2 million consisting of seven commercial real estate loans secured by six separate hotels, three in the Dayton, Ohio area, one in the Columbus, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2021.

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
The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2021 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$20,220	$26,479	$67	$46,766	12.7%
Multi-family/Apartment buildings	17,437	89,672	312	107,421	29.1
Hotels	11,568	47,517	—	59,085	16.0
Industrial buildings	54,166	5,843	—	60,009	16.3
Retail	11,697	15,423	—	27,120	7.4
Medical	13,850	7,788	—	21,638	5.9
Automotive	9,514	411	—	9,925	2.7
Restaurants	7,854	3,349	—	11,203	3.0
Campgrounds/Golf Courses/Leisure Activities	7,144	—	—	7,144	1.9
Agricultural	3,272	452	—	3,724	1.0
Other	3,609	8,573	2,406	14,588	4.0
Total	$160,331	$205,507	$2,785	$368,623	100.0%

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2021, we had $99.7 million of commercial and industrial loans, representing 11.8% of our total loan and lease portfolio, including $16.0 million of unsecured commercial and industrial loans (which includes PPP loans discussed below).

Included in the $99.7 million of commercial and industrial loans discuss above are $9.4 million of loans originated under the Paycheck Protection Program (“PPP”), a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration (“SBA”). The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two- year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. We originated 892 PPP loans totaling $103.1 million during the program.

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
At December 31, 2021, the average loan size of our outstanding commercial and industrial loans was $218,000, and our largest outstanding commercial and industrial loan was a capital improvement loan totaling $7.7 million to an equipment holding and leasing company located in Bremen, Ohio secured by a first lien on equipment.  This loan was performing in accordance with its repayment terms at December 31, 2021.  We had four other commercial and industrial loans with an outstanding balance in excess of $3.0 million at December 31, 2021, all of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2021, our construction and development loan portfolio totaled $93.7 million, or 11.1% of our total loan and lease portfolio, consisting of $89.3 million in commercial construction loans and $4.4 million in residential construction loans.  At December 31, 2021, we had unfunded construction loan commitments totaling $43.2 million and $2.9 million in commercial and residential construction loans, respectively.
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
Our commercial construction loans have terms that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $1.4 million at December 31, 2021.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout.  At December 31, 2021, $18.3 million, or 20.5%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/

permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. We do not make speculative construction loans to a builder for homes that are not pre-sold.  The average outstanding residential construction loan balance was approximately $191,000 at December 31, 2021.
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
At December 31, 2021, our largest construction and land development loan had an outstanding balance of $8.7 million and was secured by a first mortgage on an office building located in Fairborn, Ohio.  At December 31, 2021, this loan was performing according to its repayment terms. We had 14 other construction and development loans with an outstanding balance in excess of $3.0 million at December 31, 2021, all of which were performing in accordance with their repayment terms at that date except for one $4.9 million loan that is subject to litigation between the developer and other parties.
Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $200,000 (with an average size of $45,000) with terms of 24 to 72 months. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2021, our direct finance leasing portfolio totaled $126.8 million, or 15.0% of our total loan and lease portfolio.
At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments and deferred indirect costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment.
To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one person shops and others more established companies, with most of the volume coming from less than 20 referral sources that we know well. We have operated with this model since we commenced leasing operations in 1989 and have developed procedures to minimize fraud and concentration risk. The leases are processed by us through our lease origination software, which allows brokers to populate the fields with customer information and attach credit documentation, streamlining the data collection process. There is no automated approval process. Each lease application is reviewed by a credit administrator and then sent to a credit underwriter for review and approval. We have procedures in place to check and underwrite all the data we receive from the brokers and third-party originators, including ensuring that the potential lessee is operating from the location given and tracking the performance of each vendor.
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
At December 31, 2021, our largest leasing relationship was with the State of Arkansas consisting of more than 3,000 leases totaling approximately $9.4 million in lease receivables, all of which were performing in accordance with the lease terms. Our second largest leasing relationship was with a recycling company consisting of 3 leases totaling approximately $1.6 million in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2021, our consumer loan portfolio totaled $15.9 million, or 1.9% of our total loan and lease portfolio, including $1.9 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2021, we originated $315.1 million of fixed rate loans and leases and $218.7 million of adjustable-rate loans, compared to $274.7 million of fixed rate loans and leases and $129.9 million of adjustable-rate loans during the year ended December 31, 2020.

The following tables provide information regarding our origination for the periods indicated:

	2021
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$101,512	$19,860	$121,372
Home equity lines of credit	2,529	7,566	10,095
Multi-family and commercial real estate	39,836	136,416	176,252
Construction and development	29,465	29,439	58,904
Consumer	15,121	—	15,121
Commercial and Industrial	55,857	25,384	81,241
Leases	70,733	—	70,733
Total	$315,053	$218,665	$533,718
(1)Includes $1.8 million of fixed-rate and $25,000 of adjustable-rate loans secured by second mortgages on residential properties.

	2020
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$113,553	$11,200	$124,753
Home equity lines of credit	2,377	2,672	5,049
Multi-family and commercial real estate	5,663	38,899	44,562
Construction and development	13,618	52,485	66,103
Consumer	6,498	50	6,548
Commercial and Industrial	71,834	24,588	96,422
Leases	61,122	—	61,122
Total	$274,665	$129,894	$404,559
(1)Includes $1.0 million of fixed-rate and no adjustable-rate loans secured by second mortgages on residential properties.

As reflected in the tables above, loan and lease originations increased $129.2 million or 31.9%, to $533.7 million during 2021 compared to $404.6 million during 2020, primarily due to increases in multi-family and commercial real estate originations and loan participation purchases.
We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2021 and 2020, we sold $76.2 million and $103.9 million of one- to four-family residential real estate loans, respectively.
We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021, we had 38 loans totaling $54.7 million in which we were not the lead lender. All of these participation loans were performing in accordance with their original repayment terms at December 31, 2021. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification.  Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
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
Nonperforming loans and leases totaled $8.1 million or 0.95% of total loans and leases at December 31, 2021 and $4.8 million or 0.64% of total loans and leases at December 31, 2020.
Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Bank Richmond grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2021.
Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2021, we had $456,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure at December 31, 2021.  Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2021, we had no loans or leases classified as accruing troubled debt restructurings.
Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan and lease losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $27,000 in foreclosed assets at December 31, 2021.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. The increase in total non-performing assets in 2021 resulted primarily from a $4.9 million non-accruing construction and development loan more than 90 days past due that is currently subject to litigation between the developer and other parties.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans and leases:
Residential mortgage(1)	$119	$214
Commercial real estate	128	76
Construction and development	4,900	—
Commercial and industrial	995	493
Leases	42	20
Total non-accruing loans and leases(2)	6,184	803

Accruing loans and leases delinquent more than 90 days:
Residential mortgage(1)	1,813	2,554
Home equity lines of credit	12	25
Commercial real estate	—	1,100
Consumer	22	317
Total accruing loans and leases delinquent more than 90 days	1,847	3,996
Total non-performing loans and leases	8,031	4,800

Foreclosed assets:
Residential mortgage(1)	27	32
Total foreclosed assets	27	32

Total non-performing assets	$8,058	$4,831

Troubled debt restructurings (accruing):
Total trouble debt restructuring (accruing)	$—	$—

Total non-performing loans to total loans	0.95%	0.64%
Total non-performing assets to total assets	0.64%	0.45%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.64%	0.45%
(1)Includes loans secured by first and second mortgages on residential properties.
(2)Non-accrual loans and leases include $456,000 and $541,000 of troubled debt restructurings for the years ended December 31, 2021 and 2020, respectively.

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
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2021	2020
	(In thousands)
Watch and special mention	$12,222	$17,418
Substandard	8,453	7,638
Doubtful	42	20
Loss	—	—
Total classified assets	$20,717	$25,076
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
Allowance for Loan and Lease Losses. The following table sets forth an analysis of our allowance for loan and lease losses at the dates and for the periods indicated. Average balances of residential loans include loans held for sale.

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)

Allowance for loan and lease losses to total loans outstanding	1.43%	1.42%
Allowance for loan and lease losses	$12,108	$10,586
Total loans outstanding	$845,951	$746,348
Nonaccrual loans to total loans outstanding	0.73%	0.11%
Nonaccrual loans	$6,184	$803
Total loans outstanding	$845,951	$746,348
Allowance for loan and lease losses to nonaccrual loans	195.80%	1,318.31%
Allowance for loan and lease losses	$12,108	$10,586
Nonaccrual loans	$6,184	$803
Net charge-offs/(recoveries) during the period to average loans outstanding:
Commercial real estate	—%	(0.01)%
Net charge-offs/(recoveries) during the period	$(3)	$(37)
Average amount outstanding	$253,938	$253,181
Commercial and industrial	(0.09)%	(0.06)%
Net charge-offs/(recoveries) during the period	$(104)	$(69)
Average amount outstanding	$117,528	$118,683
Construction and development	—%	(0.07)%
Net charge-offs/(recoveries) during the period	$—	$(27)
Average amount outstanding	$63,634	$40,772
Multi-family	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$81,429	$65,059
Residential mortgage	(0.21)%	(0.01)%
Net charge-offs/(recoveries) during the period	$(273)	$(8)
Average amount outstanding	$129,205	$126,296
Home equity	—%	(0.05)%
Net charge-offs/(recoveries) during the period	$—	$(3)
Average amount outstanding	$6,488	$6,350
Leases	0.21%	0.25%
Net charge-offs/(recoveries) during the period	$257	$287
Average amount outstanding	$119,827	$112,649
Consumer	0.21%	1.00%
Net charge-offs/(recoveries) during the period	$31	$130
Average amount outstanding	$14,637	$12,969
Total loans	(0.01)%	0.04%
Net charge-offs/(recoveries) during the period	$(92)	$273
Average amount outstanding	$786,686	$735,959
Changes to our allowance for loan and lease losses and the related ratios at December 31, 2021 as compared to December 31, 2020 were driven by a $99.6 million increase in our loan portfolio, a $5.4 million increase in nonaccrual loans, and an increase in recoveries during 2021. The growth in the balance of loans and leases primarily occurred in the multi-family and construction and development categories, which is in line with management's strategy to expand these portfolios. The increase in nonaccrual loans was primarily the result of a $4.9 million construction and development loan that is currently subject to litigation between the developer and other parties. See “Management’s Discussion and Analysis-Financial Condition at December 31, 2021 Compared to December 31, 2020” contained in Part II, Item 7 of this Form 10-K for additional information regarding changes in our loans, leases, and related allowances.

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

	At December 31,
	2021		2020
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential mortgage	$263	15.9%	$323	16.8%
Home equity lines of credit	29	0.8	18	0.8
Multi-family	1,875	12.7	1,039	7.5
Commercial mortgage	4,742	30.9	4,628	33.2
Construction and development	2,286	11.1	1,068	7.8
Total real estate loans	9,195	71.4	7,076	66.1

Consumer loans	195	1.9	185	1.8

Commercial business loans and leases:
Commercial and industrial	1,639	11.8	2,271	16.4
Leases	1,079	15.0	1,054	15.7
Total commercial business loans and leases	2,718	26.8	3,325	32.1

Total loans and leases	$12,108	100.0%	$10,586	100.0%
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
For additional information regarding our allowance for loan and lease losses, see "Note 5: Loans, Leases and Allowance" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
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

In April 2020, First Bank Richmond created a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”) to hold a majority of its investment portfolio and take advantage of certain tax benefits. FB Richmond Holdings, a Nevada corporation, holds, services, manages and invests that portion of First Bank Richmond’s investment portfolio as may be transferred from time to time by First Bank Richmond to FB Richmond Holdings. FB Richmond Holdings’ investment policy, for the most part, mirrors that of First Bank Richmond’s investment policy. FB Richmond Holdings has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer of the Company serve on the board of directors of FB Richmond Holdings. At December 31, 2021, we had, on a consolidated basis, $357.5 million of securities, at fair value, classified as available-for-sale, $9.0 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading. At that date, FB Richmond Holding managed $366.6 million of our total investment portfolio.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2021.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $10.0 million at December 31, 2021.  For the year ended December 31, 2021, First Bank Richmond received a total of $273,000 in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.
Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2021.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2021
	Weighted-Average Yield
	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years

Securities available for sale:
U.S. government, SBA pools and federal agency	—%	2.34%	1.16%	1.85%
State and municipal obligations	1.22	2.36	2.23	2.17
Government sponsored mortgage-backed securities	—	1.12	1.34	1.35
Corporate obligations	—	—	3.25	3.88
Other	—	—	—	—
Total securities available for sale	1.22	2.13	1.58	1.73

Securities held to maturity:
State and municipal obligations	2.61	3.01	4.58	5.05
Other	—	—	—	—
Total securities held to maturity	2.61	3.01	4.58	5.05
Total investment securities	1.88%	2.43%	1.65%	1.74%

For additional information regarding our investment securities, see "Note 4: Investment Securities" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2021, our brokered deposits totaled $121.8 million, or 13.5% of total deposits, with an average interest rate of 0.62% and a 27-month weighted-average maturity, compared to $23.3 million, or 3.4% of total deposits, with an average interest rate of 1.81% and a 27-month weighted-average maturity at December 31, 2020.  Our reliance on brokered deposits may increase our overall cost of funds.
At December 31, 2021, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $716.4 million, representing 79.6% of total deposits.
Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $425.0 million or 47.2% of our total deposits at December 31, 2021.  Approximately 72.0% ($648.1 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2021, with 85.7% ($555.6 million) of those deposits held in our five Richmond, Indiana offices. Overall, $694.9 million or 77.2% of our total deposits were held in Indiana branches and $205.3 million or 22.8% were held in Ohio branches as of December 31, 2021.
The Federal Reserve Board generally requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. In response to the COVID-19 pandemic the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020.
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2021	2020
	(Dollars in thousands)

Beginning balance	$693,045	$617,219
Net deposits (withdrawals)	202,194	69,443
Interest credited	4,936	6,383
Ending balance	$900,175	$693,045

Net increase (decrease)	$207,130	$75,826

Percent increase (decrease)	29.9%	12.3%

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2021		2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits:
Non-interest bearing	$114,303	12.7%	$98,725	14.2%
Interest bearing	164,356	18.3	141,991	20.5
Savings	113,510	12.6	95,033	13.7
Money market	140,447	15.6	114,827	16.6

Total non-certificates	532,616	59.2	450,576	65.0

Certificates:

0.00 – 1.00%	259,650	28.8	98,017	14.1
1.01 – 2.00%	78,582	8.7	96,107	13.9
2.01 – 3.00%	19,949	2.2	37,847	5.5
3.01 – 4.00%	9,378	1.0	10,498	1.5
Over 4.00%	—	—	—	—

Total certificates	367,559	40.8	242,469	35.0

Total deposits	$900,175	100.0%	$693,045	100.0%

The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2021		2020
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Non-interest bearing	$131,876	—%	$124,044	—%
Interest bearing	154,938	0.23	118,668	0.3
Savings	110,706	0.84	83,253	1.0
Money market	136,725	0.24	105,126	0.2
Certificate accounts	287,051	1.16	278,018	1.8

Total deposits	$821,296	0.60%	709,109	0.9%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2021.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	Over 3.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2022	$29,131	$23,567	$2,233	$245	$55,176	15.01%
June 30, 2022	36,228	16,371	3,171	—	55,770	15.17
September 30, 2022	20,636	14,468	3,575	—	38,679	10.52
December 31, 2022	36,881	6,010	5,066	—	47,957	13.05
March 31, 2023	31,373	1,215	994	—	33,582	9.14
June 30, 2023	26,997	1,145	837	—	28,979	7.88
September 30, 2023	528	418	1,579	—	2,525	0.69
December 31, 2023	838	294	1,167	—	2,299	0.63
March 31, 2024	4,319	256	117	469	5,161	1.40
June 30, 2024	10,353	91	199	932	11,575	3.15
September 30, 2024	14,023	242	25	4,767	19,057	5.18
December 31, 2024	17,604	2,301	3	2,929	22,837	6.21
Thereafter	30,739	12,204	983	36	43,962	11.96

Total	$259,650	$78,582	$19,949	$9,378	$367,559	100.00%

Percent of total	70.64%	21.38%	5.43%	2.55%	100.00%

As of December 31, 2021 and 2020, approximately $225.3 million and $187.2 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2021 (dollars in thousands).

3 months or less	$11,128
Over 3 through 6 months	10,821
Over 6 through 12 months	25,147
Over 12 months	14,200
$61,296
For additional information regarding our deposits, see "Note 8: Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2021, we had $180.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2021 we could borrow an additional $83.4 million from the FHLB of Indianapolis at prevailing interest rates.

We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million.
The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average rates as of December 31, 2021.

Maturity by Fiscal Year	FHLB Advances	Weighted Average Rate

2022	$6,000	2.11%
2023	2,000	3.01%
2024	44,000	1.79%
2025	16,000	2.63%
2026	23,000	1.52%
Thereafter	89,000	0.91%
	$180,000	1.42%
Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $154.4 million at December 31, 2021. These activities provide an additional source of fee income to First Bank Richmond and in 2021 constituted 10.7% of our total non-interest income.
Subsidiary and Other Activities
At December 31, 2021, Richmond Mutual Bancorporation had one subsidiary, First Bank Richmond. At December 31, 2021, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds and manages substantially all of First Bank Richmond's investment portfolio. As of December 31, 2021, the market value of securities managed was $366.6 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $94.8 million in loans.
Competition
We face significant competition within our market both in making loans and leases and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, equipment financing companies, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. We also compete with financial technology, or fintech companies. Recent technology advances and other changes have allowed parties to effect financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.

Based on the most recent data provided by the FDIC, there are approximately 12 and 19 other commercial banks and savings banks, and approximately 10 and five credit unions operating in our Indiana and Ohio market areas, respectively. As of June 30, 2021 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 22.7% and 5.8%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 8.1% and 4.3%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.

How We Are Regulated
General.  First Bank Richmond is an Indiana-chartered commercial bank. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. First Bank Richmond is subject to extensive regulation by the IDFI, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer and primary federal regulator. First Bank Richmond is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the IDFI concerning its activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. In addition, First Bank Richmond is a member of and owns stock in the FHLB of Indianapolis, which is one of the 11 regional banks in the Federal Home Loan Bank System.
As a bank holding company, Richmond Mutual Bancorporation is subject to examination and supervision by the Federal Reserve Board. Richmond Mutual Bancorporation is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below is a description of certain laws and regulations that are applicable to First Bank Richmond and Richmond Mutual Bancorporation. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on First Bank Richmond and Richmond Mutual Bancorporation. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Richmond Mutual Bancorporation, First Bank Richmond and their operations.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2021, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2021, First Bank Richmond’s largest aggregate amount of loans to one borrower was $22.2 million.
Dividends. Under Indiana law, First Bank Richmond is permitted to declare and pay dividends out of its undivided profits. The prior approval of the IDFI is required if the total of all dividends declared in a calendar year would exceed the total of its net income for that year combined with its retained net income for the preceding two years. See “- Federal Banking Regulation — Capital Requirements” and “- Holding Company Regulation” for restrictions on dividends under federal law.
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

At December 31, 2021, First Bank Richmond’s capital exceeded all applicable requirements. See “Management’s Discussion and Analysis-Capital Resources” contained in Part II, Item 7 and “Note 16: Regulatory Capital” in the Notes to Consolidated Financial Statement contained in Part II, Item 8 of this Form 10-K.
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
Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institutions's level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered "well capitalized," provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2021, First Bank Richmond met the criteria to be considered "well capitalized."
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
Interstate Banking and Branching. Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, banks may establish de novo branches on an interstate basis provided that the branch location is permissible under the law of the host state for banks chartered by that state.
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
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Section 22(h) of the Federal Reserve Act requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
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
The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 1.5 to 30.0 basis points, subject to certain adjustments. For the fiscal year ended December 31, 2021, First Bank Richmond paid $283,000 in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
The FDIC has authority to increase insurance assessments, and in a banking industry emergency the FDIC may also impose a special assessment. Any significant increases in insurance assessment may have an adverse effect on the operating expenses and results of operations of Richmond Mutual Bancorporation and First Bank Richmond. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition, or violation that may lead to termination of First Bank Richmond’s deposit insurance.
Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the Federal Deposit Insurance Corporation, a state non-member bank, such as First Bank Richmond, has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Federal Deposit Insurance Corporation, in connection with its examination of a state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. First Bank Richmond’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”
Consumer Protection and Fair Lending Regulations. Indiana chartered banks are subject to a variety of federal and Indiana statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General.
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

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2021, no impairment of the value of the stock has been recognized. As of December 31, 2021, the Bank had $180.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2021, the Bank was in compliance with the reserve requirements.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2021, the Bank had no outstanding borrowings from the discount window.
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
The Federal Reserve Board is required to establish for all bank and savings and loan holding companies, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies with less than $3.0 billion of consolidated assets.

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
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks (referred to as the source of strength doctrine) by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. However, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Richmond Mutual Bancorporation to pay dividends or otherwise engage in capital distributions.
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
An “emerging growth company” may choose not to hold non-binding advisory stockholder votes on annual executive compensation (more frequently referred to as “say-on-pay” votes) or on executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting and can provide scaled disclosure regarding executive compensation.  Richmond Mutual Bancorporation is also not subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations. Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company. Such an election is irrevocable during the period a company is an emerging growth company. Richmond Mutual Bancorporation has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations.
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
Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2021, we had no capital loss carryovers.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond as a member of the same affiliated group of corporations.
State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2021, of 5.5% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. The Indiana legislature started reducing the financial institutions tax from 8.5% to 6.0% in 0.5% increments over a seven-year period that commenced in 2014. The full rate reduction to 4.9% will be phased in fully by 2023. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
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
Employees and Human Capital
As of December 31, 2021, we had 173 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2021, approximately 71.1% of our workforce was female and 28.9% male, and our average tenure was 10.4 years. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

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

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our 10.4 year average tenure reflects the engagement of our employees in this core talent system tenet.
Information about our Executive Officers
Officers are elected annually to serve for a one-year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Garry D. Kleer (age 66). Mr. Kleer currently serves as Chairman, President and Chief Executive Officer of Richmond Mutual Bancorporation and First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer’s community involvement includes his election to the Board of Directors of the Indiana Bankers Association as Chairman for 2022. He also serves on the boards of the Boys & Girls Clubs of Wayne County, Reid Health Foundation, Richmond Symphony Orchestra and Wayne County Foundation. He has been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer earned a Bachelor of Science degree in Finance from Indiana University in 1978. He attended the ABA Graduate School of Commercial Lending and graduated with honors from the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Donald A. Benziger (age 68).  Mr. Benziger has served as Executive Vice President- Chief Financial Officer of Richmond Mutual Bancorporation since its formation in February 2019.  Mr. Benziger joined First Bank Richmond in 2012 as Senior Vice President-Chief Financial Officer and has served as Executive Vice President-Chief Financial Officer since 2014. Mr. Benziger has more than 40 years of experience in the financial services industry. This experience has included serving as Chief Financial Officer at several public companies, including SEC registrants. His responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting, investment management, and regulatory reporting. Mr. Benziger holds a bachelor’s degree from Ohio Northern University and an MBA in Finance from Bowling Green State University. He is also a graduate of the Stonier Graduate School of Banking.
Dean W. Weinert (age 69). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45 year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.
Paul J. Witte (age 50). Mr. Witte, employed by First Bank Richmond since 1996, currently serves as Executive Vice President/Chief Lending Officer. Mr. Witte has served as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006 and was promoted to Executive Vice President in January 2022. Mr. Witte manages First Bank Richmond’s Commercial Lending Department and is co-chair of the Officer’s Loan Committee and member of the Executive Loan Committee. He also provides direction and oversight to the Leasing Department, as needed, and generally is responsible for the review of larger leasing credit applications. Mr. Witte is a graduate of Ball State University with a B.S. in Accounting, Corporate Finance and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison.

Website
Our website addresses are www.firstbankrichmond.com and www.mutualfederal.com.  The information contained on our websites are not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own internet access charges, we make available free of charge through its website the Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC.  Information pertaining to us, including SEC filings, can be found by clicking the link on our sites called “About Us,” then scrolling down and clicking on the link called "Investor Relations."
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

To date, the COVID-19 pandemic has negatively impacted some of our business and consumer borrowers’ ability to make their loan payments. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted and many of which are outside of our control, including the scope and duration of the pandemic, the emergence of new variants, the effectiveness of our business continuity and response plans, the direct and indirect impact of the pandemic on our employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, or inaction, by governmental authorities and other third parties in response to the pandemic. Should the pandemic continue for a more extended period or worsen, we may face additional circumstances such as significant draws on credit lines should customers seek to increase liquidity. Furthermore, should the pandemic continue, we may experience increased rates of employee illness or unavailability, and may experience challenges recruiting new employees.

Any disruption to our ability to deliver financial products or services to, or interact with, our clients and customers could result in losses or increased operational costs, regulatory fines, penalties and other sanctions, or harm our reputation. We are also subject to litigation and reputational risk arising from our response to the COVID-19 pandemic. The length of the pandemic and the efficacy of the measures being put in place to address it are unknown as efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. To the extent the pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this report.

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

Net income is the amount by which net interest income and non-interest income exceed non-interest expense, the provision for loan and lease losses and taxes. Net interest income makes up a majority of our net income and is based on the difference between the interest income we earn on interest-earning assets, such as loans and securities, and the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2021, 43.6% of our loan and lease portfolio consisted of fixed-rate loans and leases.

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
At December 31, 2021, our commercial real estate, multi-family real estate and commercial and industrial loans totaled $468.3 million, or 55.4% of our total loans and leases. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of these types of loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment can be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy, disruptions in supply chains, or change in government regulations.
In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Furthermore, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Further, unlike residential mortgage loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.
Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, has increased to $562.0 million, or 66.4% of total loans and leases, at December 31, 2021 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
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
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2021, we had no securities that were deemed impaired.
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
We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2021, the book value of our MSRs was $1.6 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.
If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2021, we owned $10.0 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The most recent stock buyback initiated by the FHLB of Indianapolis was in 2015. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation. Although we have not experienced any material technology failures, cyber-attacks or other information or security breaches, or material losses related to any such events to date, there can be no assurance that we will not suffer such events, losses or other consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats and our role as a provider of financial services, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, the outsourcing of some of our business operations, threats of cyber-terrorism, and system and customer account updates and conversions. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.
Our Information Systems May Experience Failure, Interruption Or Breach in Security.
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, also increase our risk of being subject to a cyber attack. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us, our merchants, our third-party service providers and our customers remain a serious issue and have been successful in the past.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber attack on our own business, financial condition and results of operations. While we maintain specific "cyber" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Our Operations Rely On Certain External Vendors
We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risks to us, including risks associated with operational errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
In addition, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. Although we have selected these external vendors carefully, we do not control their actions. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, and in turn, our financial condition and results of operations. Replacing these external vendors could also entail significant delay and expense.
We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.
We have certain FHLB advances and loans indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2021, the net book value of our real properties, including land, was $14.3 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The NASDAQ Capital Market under the symbol "RMBI." There were approximately 466 shareholders of record of our common stock as of March 25, 2022.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2021, the Company paid cash dividends equal to $0.78 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 3, 2021, and will expire on July 3, 2022 unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2021 - October 31, 2021	16,083	$15.65	16,083	1,029,415
November 1, 2021 - November 30, 2021	12,752	16.05	12,752	1,016,663
December 1, 2021 - December 31, 2021	17,110	16.22	17,110	999,553
	45,945	$15.97	45,945

Item 6.    [Reserved]
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally resulting from the ongoing novel coronavirus 2019 ("COVID-19") and any governmental or societal responses thereto;
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
•the future of the LIBOR, and the transition away from LIBOR toward new interest rate benchmarks;
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
At December 31, 2021, on a consolidated basis, we had $1.3 billion in assets, $832.8 million in loans, $900.2 million in deposits and $180.5 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2021 was 17.3%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2021, we reported net income of $11.1 million, compared with net income of $10.0 million for 2020.
Critical Accounting Policies and Estimates
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
Mortgage Servicing Rights ("MSRs"). MSRs associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the fair value of the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as a reduction in loan servicing fee income.
Securities. Under Financial Accounting Standards Board ("FASB") Codification Topic 320 (ASC 320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and which do not affect earnings until realized.
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
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2021, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, totaled $562.0 million, or 66.4% of total loans and leases, with approximately $202.0 million of these loans, or 23.9% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit of $250,000 or more and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 79.6% of our total deposits as of December 31, 2021.
Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.95% at December 31, 2021.
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

Selected Consolidated Financial and Other Data

The Financial Condition Data and Operating Data as of and for the years ended December 31, 2021 and 2020 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2021	2020
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,267,640	$1,084,193
Loans and leases, net(1)	832,846	734,413
Securities available for sale, at fair value	357,538	244,505
Investment securities, at amortized cost	9,041	12,225
Federal Reserve Bank and FHLB stock	9,992	9,050
Deposits	900,175	693,045
FHLB advances	180,000	170,000
Stockholders’ equity	180,481	192,713

(1) Net of allowances for loan and lease losses, loans in process and deferred loan fees.

	Years Ended December 31,
	2021	2020
	(In thousands)
Selected Operations Data:
Total interest income	$45,926	$42,861
Total interest expense	7,682	9,393
Net interest income	38,244	33,468
Provision for loan and lease losses	1,430	3,770
Net interest income after provision for loan and lease losses	36,814	29,698
Service charges on deposit accounts	882	731
Card fee income	1,087	843
Loan and lease servicing fees	(84)	382
Gain on loan and lease sales	2,450	3,633
Gain on sales of securities	56	196
Other income	1,025	1,021
Total non-interest income	5,416	6,806
Total non-interest expenses	28,649	24,009
Income before provision for income taxes	13,581	12,495
Provision for income taxes	2,436	2,477
Net income	$11,145	$10,018

	At or For the Years Ended December 31,
	2021	2020
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income (loss) to average total assets)	0.94%	0.95%
Return on average equity (ratio of net income (loss) to average equity)	6.03%	5.21%
Yield on interest-earning assets	4.01%	4.20%
Rate paid on interest-bearing liabilities	0.89%	1.24%
Interest rate spread information:
Average during period	3.12%	2.96%
End of period	2.91%	2.87%
Net interest margin(1)	3.34%	3.28%
Operating expense to average total assets	2.42%	2.28%
Average interest-earning assets to average interest-bearing liabilities	131.81%	134.41%
Efficiency ratio(2)	65.70%	59.91%
Asset quality ratios:
Non-performing assets to total assets(3)	0.64%	0.45%
Non-performing loans and leases to total gross loans and leases(4)	0.95%	0.64%
Allowance for loan and lease losses to non-performing loans and leases(4)	150.76%	220.57%
Allowance for loan and lease losses to loans and leases	1.43%	1.42%
Net (recoveries)/charge-offs to average outstanding loans and leases during the period	(0.01%)	0.04%
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	16.02%	20.64%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	12.53%	14.28%
Tier 1 risk-based capital (to risk weighted assets)(5)	16.02%	20.64%
Total risk-based capital (to risk weighted assets)(5)	17.25%	21.90%
Equity to total assets at end of period	14.27%	17.85%
Average equity to average assets	15.64%	18.25%
Per share data:
Basic earnings per share	$0.98	$0.82
Diluted earnings per share	0.96	0.82
Cash dividends paid	0.78	0.15
Book value at year end	14.55	14.61
Tangible book value (6)	14.55	14.61
Other data:
Number of full-service offices	12	12
Full-time equivalent employees	173	170
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

Financial Condition at December 31, 2021 Compared to December 31, 2020

General. Total assets increased $183.4 million, or 16.9%, to $1.3 billion at December 31, 2021 from $1.1 billion at December 31, 2020. This increase was driven by a $98.4 million, or 13.4%, increase in the loan and lease portfolio, net of allowance for loan and lease losses, a $109.8 million, or 42.8%, increase in investment securities partially offset by a $25.7 million, or 52.8%, decrease in cash and cash equivalents. The increase in loans and investment securities was funded by a $207.1 million, or 29.9%, increase in deposits and a $10.0 million, or 5.9% increase in advances from the FHLB.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $98.4 million, or 13.4%, to $832.8 million at December 31, 2021 from $734.4 million at December 31, 2020. The majority of the growth occurred in the multi-family loan portfolio which increased $51.4 million or 91.8% and construction and development loan portfolio which increased $35.3 million, or 60.3%. We also experienced a $13.6 million, or 5.5%, increase in the commercial real estate portfolio, a $9.6 million, or 8.2%, increase in direct financing leases, and a $9.0 million, or 7.2%, increase in the residential mortgage portfolio. These increases were partially offset by a $23.1 million, or 18.8%, decrease in our commercial and industrial loan portfolio as a result of a decline in outstanding PPP loans of $34.0 million, or 78.4%, from $43.3 million at December 31, 2020 to $9.4 million on December 31, 2021.
The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan and lease losses) as of the dates indicated.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential(1)	$134,155	15.86%	$125,121	16.76%
Home equity lines of credit	7,146	0.84	5,982	0.80
Multi-family	107,421	12.70	55,998	7.50
Commercial	261,202	30.88	247,564	33.17
Construction and development	93,678	11.07	58,424	7.83
Total real estate loans	603,602	71.35	493,089	66.07

Consumer loans	15,905	1.88	13,257	1.78

Commercial business loans and leases:

Commercial and industrial	99,682	11.78	122,831	16.46
Leases	126,762	14.98	117,171	15.70
Total commercial business loans and leases	226,444	26.77	240,002	32.16

Total loans and leases	845,951	100.00%	746,348	100.00%

Less:
Deferred fees and discounts	997		1,349
Allowance for loan and lease losses	12,108		10,586
Total loans and leases, net	$832,846		$734,413
(1)Includes $3.2 million and $3.6 million of loans secured by second mortgages on residential properties at December 31, 2021 and 2020, respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases more than 90 days past due, totaled $8.0 million, or 0.95%, of total loans and leases at December 31, 2021, compared to $4.8 million, or 0.64% of total loans and leases at December 31, 2020. The increase in nonperforming loans and leases was primarily the result of a $4.9 million non-accruing commercial real estate loan more than 90 days past due that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.
At December 31, 2021, TDRs totaled $456,000 compared to $541,000 at December 31, 2020. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. As of December 31, 2021, the Company had no outstanding loan and lease modifications qualifying under the CARES Act related to the COVID-19 pandemic. This was a decrease from 48 loans and leases with modifications totaling $54.7 million at December 31, 2020.
Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $1.5 million, or 14.4%, to $12.1 million at December 31, 2021 from $10.6 million at December 31, 2020. At December 31, 2021, the allowance for loan and lease losses totaled 1.43% of total loans and leases outstanding compared to 1.42% at December 31, 2020. Net recoveries during the year ended 2021 were $92,000, or 0.01% of average loans and leases outstanding compared to net charge-offs of $273,000, or 0.04% of average loans and leases outstanding during 2020. The allowance for loan and lease losses to non-performing loans and leases was 150.8% at December 31, 2021, compared to 220.6% at December 31, 2020.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2021, which evaluation included consideration of potential credit losses due to the economic conditions driven by the impact of the COVID-19 pandemic. The full impact of the pandemic on the Company's deposit and loan customers is still not fully known at this time due to the different variants of the COVID-19 infection arise. The Company has increased its qualitative factors when determining the adequacy of its allowance for loan and lease losses. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio. Potentially higher risk segments of the portfolio, such as hotels and restaurants , continue to be closely monitored.
Investment Securities. Investment securities increased $109.8 million, or 42.8%, to $366.6 million at December 31, 2021, from $256.7 million at December 31, 2020. The increase was primarily due to the purchase of $190.8 million of available for sale investment securities during 2021, partially offset by the routine amortization and repayment of investment principal balances and securities called and matured.
Deposits. Total deposits increased $207.1 million, or 29.9%, to $900.2 million at December 31, 2021 from $693.0 million at December 31, 2020.  This increase in deposits was primarily due to an increase in brokered deposits of $98.5 million, or 423.1%, as well as an increase in savings and money market accounts of $44.1 million, or 21.0%, an increase in demand deposits of $37.9 million, or 15.8%, and increases in non-brokered time deposits of $26.6 million, or 12.1%, which management primarily attributes to overall changes in spending and savings habits by businesses and consumers due to the COVID-19 pandemic. Management increased longer-term brokered time deposits as a result of continued low rates being offered in the market for these deposits. At December 31, 2021, brokered deposits equaled 13.5% of total deposits compared to $23.3 million, or 3.4% of total deposits at December 31, 2020. At December 31, 2021, noninterest bearing deposits totaled $114.3 million, or 12.7% of total deposits, compared to $98.7 million, or 14.2%, of total deposits at December 31, 2020.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $10.0 million, or 5.9%, to $180.0 million at December 31, 2021 from $170.0 million at December 31, 2020. The increase in borrowings was used to fund both loan and lease growth as well as investment securities growth during the period.
Stockholders’ Equity. Stockholders’ equity totaled $180.5 million as of December 31, 2021, a decrease of $12.2 million, or 6.3%, from December 31, 2020. The decrease in stockholders’ equity primarily was the result of the repurchase of $11.9 million of Company common stock, the payment of $9.3 million in dividends to Company stockholders and a reduction in accumulated comprehensive income of $4.9 million, partially offset by net income of $11.1 million. First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of December 31, 2021.
Comparison of Results of Operations for the Years Ended December 31, 2021 and 2020
General. Net income totaled $11.1 million for 2021 compared to $10.0 million in 2020, an increase of $1.1 million or 11.3%.  The increase in net income was due to a $3.1 million, or 7.2%, increase in interest income, a $1.7 million, or 18.2%, decrease in interest expense and a $2.3 million, or 62.1%, reduction in the provision for loan losses, partially offset by a $1.4 million, or 20.4%, decrease in non-interest income and a $4.6 million, or 19.3%, increase in non-interest expense, which included a $665,000 non-recurring expense to terminate the Company's defined benefit plan ("DB Plan")..

Interest Income. Total interest income for 2021 increased $3.1 million or 7.2% over 2020. The increase primarily was a result of a $50.7 million increase in the average balance of loans and leases outstanding year-over-year, partially offset by a four basis point decrease in average yield on loans and leases, resulting in a $2.3 million increase in loan interest income. Interest on investment securities, including FHLB stock, increased $883,000, or 20.0%, due to a $83.2 million increase in the average balance of the portfolio, partially offset by a 19 basis point decrease in the average yield. Interest on cash and cash equivalents decreased $100,000 as average balances decreased $11.5 million and the yield declined 21 basis points.
Interest Expense. Total interest expense decreased $1.7 million, or 18.2%, to $7.7 million during 2021 compared to $9.4 million during 2020. The decrease was the result of a 35 basis point decline in the average rate paid on interest-bearing liabilities, primarily certificate accounts and borrowings, partially offset by an increase in the average balance in all categories of interest-bearing liabilities. The decline in the rate paid on certificate of deposit accounts was the primary driver for the decrease in interest expense in 2021. The average rate paid on certificate of deposit accounts decreased 65 basis points to 1.16% in 2021 from 1.81% in 2020, including an 85 basis point decrease in brokered certificate of deposit accounts, which was partially offset by a $9.0 million increase in the average balance of these accounts, resulting in a $1.7 million decrease in interest expense. The average balance of savings and money market accounts increased $59.1 million, or 31.4%, to $247.4 million in 2021 compared to $188.4 million in 2020, while the rate paid on these accounts declined five basis points to 0.51% in 2021 from 0.56% in 2020, resulting in a $194,000 increase in interest expense. The average balance of interest-bearing checking accounts increased $36.3 million, or 30.6%, to $154.9 million in 2021 from $118.7 million in 2020, while the average rate paid on interest-bearing checking accounts decreased two basis points to 0.23% in 2021 from 0.25% in 2020, resulting in a $69,000 increase in interest expense. Interest expense on borrowings, consisting solely of FHLB advances, decreased $264,000, or 8.8%, due to an 18 basis point decrease on the average rate paid to 1.54% in 2021 from 1.72% in 2020, partially offset by a $3.5 million, or 2.0%, increase in the average balance of borrowings to $178.5 million in 2021 from $175.1 million in 2020.
Net Interest Income. Net interest income before provision for loan and lease losses increased $4.8 million, or 14.3%, to $38.2 million in 2021 compared to $33.5 million in 2020, primarily due to the increase in average earning assets exceeding the growth in average interest-bearing liabilities and a 16 basis point increase in the average interest rate spread. Our net interest margin in 2021 was 3.34%, an increase of six basis points compared to 2020. During the year, the recognition of deferred fees related to PPP loan forgiveness had a positive impact on the net interest margin. The average yield on PPP loans was 8.62%, including the recognition of deferred fees, resulting in a positive impact to loan yield of 15 basis points during 2021, compared to an average yield of 4.06% with a negative impact to loan yield of seven basis points during 2020.
Provision for Loan and Lease Losses. The provision for loan and lease losses in 2021 was $1.4 million, a $2.3 million or 62.1% decrease, compared to $3.8 million in 2020. The decrease in the provision was due to the quality of the Bank's loan and lease portfolio. Net recoveries in 2021 were $92,000 compared to net charge-offs of $273,000 in 2020. The allowance as a percentage of the total loan and lease portfolio was 1.43% at year-end 2021, compared to 1.42% at year-end 2020. Net recoveries in 2021 equaled 0.01% of total average loans and leases outstanding compared to net charge-offs of 0.04% of total average loans and leases outstanding in 2020.
Non-Interest Income. Total non-interest income decreased $1.4 million, or 20.4%, to $5.4 million for 2021 compared to $6.8 million for 2020.  The decrease was primarily driven by a decrease in the net gain on loan and lease sales of $1.2 million, or 32.6%, to $2.5 million in 2021 from $3.6 million in 2020, primarily due to a decrease in the volume of loans sold in 2021. Loan and lease servicing fees decreased $466,000, or 122.1%, from 2020 to 2021, primarily due to recording a mortgage servicing rights impairment charge of $360,000 in 2021 compared to a write-up of mortgage servicing rights of $286,000 in 2020. Net gain on the sale of securities decreased $141,000, or 71.6%, due to a substantial decline in the volume of available for sale securities sold during 2021 compared to 2020. These decreases were partially offset by a $244,000, or 28.9% increase in card fee income and a $151,000, or 20.6%, increase in service charges on deposit accounts in 2021 compared to 2020. The increase in card fee income was the result of an overall increase in debit card usage, while the increase in service charges on deposit accounts was the result of higher overdraft fees and ATM fees compared to the waiving of overdraft fees and certain ATM fees during a portion of 2020.
Non-Interest Expenses. Total non-interest expense increased $4.6 million, or 19.3%, to $28.6 million during 2021 compared to 2020.  The increase primarily was the result of a $3.4 million increase in salaries and benefits.
Salaries and employee benefits increased $3.4 million, or 22.7%, in 2021 compared to 2020, primarily due to a $1.2 million, or 11.9%, increase in salaries resulting from the addition of three full-time-equivalent hires in 2021 as well as annual merit increases, a $1.0 million, or 123.3%, increase in expenses related to the grant of new awards and the vesting of existing awards made pursuant to our equity incentive plan, and a $665,000 expense related to the final termination of the DB Plan. Data processing expenses increased $330,000, or 17.8%, to $2.2 million in 2021 from $1.9 million in 2020 due to higher software expenses associated with the Company's continued investment in digital banking services. Equipment expenses increased

$131,000, or 11.1%, to $1.3 million in 2021 from $1.2 million in 2020. Other expenses increased $507,000, or 16.7%, in 2021 to $3.5 million from $3.0 million in 2020, primarily due to an increase in Ohio franchise taxes paid due to the Company's increasing presence in Ohio, additional loan related expenses due to the significant increase in loan activity during the year, additional expenses associated with the Company's investment in low income housing projects, $79,000 in losses due to electronic fraud on customers' accounts, and additional expense of $66,000 associated with converting our digital banking services to a new provider.
Income Tax Expense. Income tax expense decreased $42,000 in 2021 compared to 2020, despite higher net income, due to a lower effective tax rate in 2021.  This decrease in income tax expense was primarily due to increased holdings of tax-free municipal securities. The effective tax rate for the year ended 2021 was 17.9% compared to 19.8% in 2020.
Average Balances, Interest and Average Yields/Cost
The following tables set forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using daily balances. Average balances of loans and leases receivable include loans held for sale. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material.

	Years Ended December 31,
	2021			2020
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$786,686	$40,579	5.16%	$735,959	$38,297	5.20%
Securities	324,372	5,022	1.55%	241,659	4,127	1.71%
FHLB stock	9,281	273	2.94%	8,803	285	3.24%
Cash and cash equivalents and other	23,750	52	0.22%	35,247	152	0.43%
Total interest-earning assets	1,144,089	45,926	4.01%	1,021,668	42,861	4.20%

Interest-bearing liabilities:
Savings and money market accounts	247,431	1,256	0.51%	188,379	1,062	0.56%
Interest-bearing checking accounts	154,938	362	0.23%	118,668	293	0.25%
Certificate accounts	287,051	3,318	1.16%	278,018	5,028	1.81%
Borrowings	178,540	2,746	1.54%	175,060	3,010	1.72%
Total interest-bearing liabilities	867,960	7,682	0.89%	760,125	9,393	1.24%

Net interest income		$38,244			$33,468
Net earning assets	$276,129			$261,543
Net interest rate spread(1)			3.12%			2.96%
Net interest margin(2)			3.34%			3.28%
Average interest-earning assets to average interest-bearing liabilities	131.81%			134.41%
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

	Years Ended December 31,
	2021 vs. 2020
	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$2,591	$(309)	$2,282
Securities	1,413	(518)	895
FHLB stock	15	(27)	(12)
Cash and cash equivalents and other	(50)	(50)	(100)

Total interest-earning assets	$3,969	$(904)	$3,065

Interest-bearing liabilities:
Savings and money market accounts	$310	$(116)	$194
Interest-bearing checking accounts	105	(36)	69
Certificate accounts	164	(1,874)	(1,710)
Borrowings	61	(325)	(264)

Total interest-bearing liabilities	$640	$(2,351)	$(1,711)

Change in net interest income			$4,776

Capital and Liquidity
Capital. Shareholders' equity totaled $180.5 million at December 31, 2021 and $192.7 million at December 31, 2020. In addition to net income of $11.1 million, other sources of capital during 2021 included $128,000 in proceeds from stock option exercises, $796,000 related to the allocation of ESOP shares during the year and $1.8 million related to stock-based compensation. Uses of capital during 2021 included $9.3 million of dividends paid on common stock, other comprehensive loss, net of tax, of $4.9 million and $11.9 million of stock repurchases. The decrease in the accumulated other comprehensive income/loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities.
We paid regular quarterly dividends of $0.07 per common share and a special dividend of $0.50 per common share during 2021, and regular quarterly dividends per share commencing in the second quarter of 2020 of $0.05 per share during 2020. This equates to a dividend payout ratio of 83.8% in 2021 and 18.4% in 2020. We currently expect to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at the current dividend rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards). The amount of dividends, if any, we may pay may be limited as more fully discussed in "Note 16: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Item 8 of this Form 10-K.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 3, 2021, and will expire on July 3, 2022 unless completed sooner. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet. Our liquidity position is enhanced by our ability to raise additional funds as needed in the wholesale markets.
Asset liquidity is provided by liquid assets which are readily marketable or pledgeable or which will mature in the near future. Liquid assets generally include cash, interest-bearing deposits in banks, securities available for sale, maturities and cash flow from securities held to maturity, sales of fixed rate residential mortgage loans in the secondary market, and federal funds sold and resell agreements. Liability liquidity generally is provided by access to funding sources which include core deposits and advances from the FHLB and other borrowing relationships with third party financial institutions.
Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Liquidity risk management is an important element in our asset/liability management process. We regularly model liquidity stress scenarios to assess potential liquidity outflows or funding problems resulting from economic disruptions, volatility in the financial markets, unexpected credit events or other significant occurrences deemed problematic by management. These scenarios are incorporated into our contingency funding plan, which provides the basis for the identification of our liquidity needs.
As of December 31, 2021, we had approximately $13.8 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of December 31, 2021, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $93.4 million. Furthermore, at December 31, 2021, we had approximately $219.9 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) long-term borrowings (Note 9 - Federal Home Loan Bank Advances), (ii) time deposits with stated maturity dates (Note 8 - Deposits) and (iii) commitments to extend credit and standby letters of credit (Note 12 - Commitments and Contingent Liabilities).

Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends upstreamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be to us paid by First Bank Richmond. "Note 16: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Part II, Item 8 and "How We Are Regulated - Dividends" contained in Part I, Item I of this Form 10-K. At December 31, 2021, Richmond Mutual Bancorporation, on an unconsolidated basis, had $21.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the "Consolidated Statements of Cash Flows" included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At December 31, 2021, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%
Tier 1 risk-based capital (to risk weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0
Common equity tier 1 capital (to risk weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	157,481	12.5	50,284	4.0	62,855	5.0

As of December 31, 2020

Total risk-based capital (to risk weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%
Tier 1 risk-based capital (to risk weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0
Common equity tier 1 capital (to risk weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	153,325	14.3	42,939	4.0	53,673	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2021, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, it would have exceeded all regulatory capital requirements.
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
The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$35,281	(10.67)%
+300	36,625	(7.26)
+200	38,140	(3.43)
+100	39,066	(1.08)
Level	39,493	—
-100	39,953	1.16
-200	38,876	(1.56)
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
The table below sets forth, as of December 31, 2021, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$100,174	$(86,870)	(46.44)%
+300	138,332	(48,712)	(26.04)
+200	163,248	(23,796)	(12.72)
+100	179,540	(7,504)	(4.01)
Level	187,044	—	—
-100	210,722	23,678	12.66
-200	243,496	56,452	30.18
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Indianapolis, Indiana
March 30, 2022

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

Assets
Cash and due from banks	$8,473,558	$16,748,093
Interest-bearing demand deposits	14,564,587	32,020,364
Cash and cash equivalents	23,038,145	48,768,457
Investment securities - available for sale	357,537,845	244,505,189
Investment securities - held to maturity	9,040,825	12,225,275
Loans held for sale	557,500	1,986,650
Loans and leases, net of allowance for losses of $12,107,590 and $10,586,480, respectively	832,846,017	734,413,448
Premises and equipment, net	14,347,088	14,892,110
Federal Home Loan Bank stock	9,992,400	9,049,600
Interest receivable	4,192,827	4,703,604
Mortgage-servicing rights	1,646,509	1,712,138
Cash surrender value of life insurance	3,619,140	3,525,736
Other assets	10,821,445	8,410,450

Total assets	$1,267,639,741	$1,084,192,657

Liabilities
Noninterest-bearing deposits	$114,302,794	$98,724,887
Interest bearing deposits	785,872,606	594,320,508
Total deposits	900,175,400	693,045,395
Federal Home Loan Bank advances	180,000,000	170,000,000
Advances by borrowers for taxes and insurance	531,030	492,524
Interest payable	258,032	222,118
Multi-employer pension plan liability	—	17,454,709
Other liabilities	6,193,944	10,265,203
Total liabilities	1,087,158,406	891,479,949

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 12,400,195 shares and 13,193,760 shares at December 31, 2021 and 2020, respectively	124,002	131,938
Additional paid-in capital	114,339,810	124,246,425
Retained earnings	80,157,893	78,290,113
Unearned employee stock ownership plan (ESOP)	(12,928,359)	(13,664,373)
Accumulated other comprehensive gain (loss)	(1,212,011)	3,708,605
Total stockholders' equity	180,481,335	192,712,708

Total liabilities and stockholders' equity	$1,267,639,741	$1,084,192,657
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income (Loss)
Years Ended December 31, 2021 and 2020

	2021	2020
Interest Income
Loans and leases	$40,578,703	$38,297,049
Investment securities	5,295,318	4,411,750
Other	51,975	152,336
Total interest income	45,925,996	42,861,135
Interest Expense
Deposits	4,935,944	6,382,623
Borrowings	2,745,837	3,010,032
Total interest expense	7,681,781	9,392,655
Net Interest Income	38,244,215	33,468,480
Provision for losses on loans and leases	1,430,000	3,770,000
Net Interest Income After Provision for Losses on Loans and Leases	36,814,215	29,698,480
Non-interest Income
Service charges on deposit accounts	881,586	730,847
Card fee income	1,086,576	842,902
Loan and lease servicing fees, including mortgage servicing right impairment	(84,333)	381,552
Net gains on securities (includes $55,799 and $196,317, related to accumulated other comprehensive loss reclassifications)	55,799	196,317
Net gains on loan and lease sales	2,450,083	3,632,579
Other income	1,025,889	1,021,556
Total non-interest income	5,415,600	6,805,753
Non-interest Expenses
Salaries and employee benefits	18,143,286	14,780,970
Net occupancy expenses	1,236,549	1,163,910
Equipment expenses	1,306,754	1,175,771
Data processing fees	2,181,012	1,850,832
Deposit insurance expense	301,000	248,155
Printing and office supplies	165,317	120,949
Legal and professional fees	1,226,469	1,131,600
Advertising expense	395,949	371,755
Bank service charges	129,015	129,950
Real estate owned expense	25,526	4,753
Other expenses	3,538,538	3,030,484
Total non-interest expenses	28,649,415	24,009,129
Income Before Income Tax Expense	13,580,400	12,495,104
Provision for income taxes (includes $11,718 and $41,227, related to income tax expense from reclassification of items)	2,435,500	2,477,453
Net Income	$11,144,900	$10,017,651
Earnings Per Share
Basic	$0.98	$0.82
Diluted	$0.96	$0.82
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2021 and 2020

	2021	2020

Net Income	$11,144,900	$10,017,651

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(1,296,294) and $1,202,699	(4,876,535)	4,524,439
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $11,718 and $41,227	44,081	155,090
	(4,920,616)	4,369,349

Comprehensive Income	$6,224,284	$14,387,000
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2019	13,526,625	$135,266	$132,601,876	$70,111,434	$(14,400,386)	$(660,744)	$187,787,446
Net income	—	—	—	10,017,651	—	—	10,017,651
Other comprehensive income	—	—	—	—	—	4,369,349	4,369,349
ESOP shares earned	—	—	(88,506)	—	736,013	—	647,507
Granting of restricted stock awards	449,086	4,491	(4,491)	—	—	—	—
Stock based compensation	—	—	810,881	—	—	—	810,881
Common stock dividends ($0.15 per share)	—	—	—	(1,838,972)	—	—	(1,838,972)
Repurchase of common stock	(781,951)	$(7,819)	$(9,073,335)	$—	$—	$—	$(9,081,154)

Balances, December 31, 2020	13,193,760	131,938	124,246,425	78,290,113	(13,664,373)	3,708,605	192,712,708
Net income	—	—	—	11,144,900	—	—	11,144,900
Other comprehensive loss	—	—	—	—	—	(4,920,616)	(4,920,616)
ESOP shares earned	—	—	60,435	—	736,014	—	796,449
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,811,089	—	—	—	1,811,089
Exercise of stock options[1]	26,072	260	127,313	—	—	—	127,573
Common stock dividends ($0.78 per share)	—	—	—	(9,277,120)	—	—	(9,277,120)
Repurchase of common stock	(823,637)	(8,236)	(11,905,412)	—	—	—	(11,913,648)

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
See Notes to Consolidated Financial Statements
1 The amount shown represents the number of shares issued in net-settled option transactions where some shares are netted from a portion of the exercises.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2021 and 2020

	2021	2020

Operating Activities
Net income	$11,144,900	$10,017,651
Items not requiring (providing) cash
Provision for loan losses	1,430,000	3,770,000
Depreciation and amortization	1,124,474	1,001,463
Deferred income tax	2,268,000	(35,000)
Stock based compensation	1,811,089	810,881
Investment securities amortization, net	2,526,033	2,617,575
Investment securities gains	(55,799)	(196,317)
Gain on sale of loans and leases held for sale	(2,450,083)	(3,632,579)
Loss on sale of real estate owned	1,278	—
Loss on sale of premises and equipment	—	42,968
Accretion of loan origination fees	(3,138,208)	(1,735,552)
Amortization of mortgage-servicing rights	412,941	465,079
ESOP shares expense	796,449	647,507
Increase (decrease) in cash surrender value of life insurance	(93,404)	314,174
Loans originated for sale	(79,981,656)	(105,499,317)
Proceeds on loans sold	78,552,506	107,159,767
Net change in
Interest receivable	510,777	(1,651,224)
Other assets	(3,015,304)	1,025,766
Multi-employer pension plan liability	(17,454,709)	—
Other liabilities	(4,071,259)	1,526,372
Interest payable	35,914	(74,656)
Net cash (used in) provided by operating activities	(9,646,061)	16,574,558

Investing Activities
Purchases of securities available for sale	(188,839,863)	(167,378,042)
Proceeds from maturities and paydowns of securities available for sale	61,825,965	93,106,632
Proceeds from sales of securities available for sale	5,296,930	34,737,656
Proceeds from maturities and paydowns of securities held to maturity	3,169,901	3,669,856
Net change in loans	(92,150,518)	(50,093,990)
Proceeds from sales of real estate owned	30,270	—
Purchases of premises and equipment	(579,452)	(1,880,372)
Proceeds from sale of premises and equipment	—	31,000
Purchase of FHLB stock	(942,800)	(1,449,200)
Net cash used in investing activities	(212,189,567)	(89,256,460)

Financing Activities
Net change in
Demand and savings deposits	125,089,675	114,773,005
Certificates of deposit	82,040,330	(38,946,423)
Advances by borrowers for taxes and insurance	38,506	(52,974)
Proceeds from FHLB advances	209,000,000	64,000,000
Repayment of FHLB advances	(199,000,000)	(48,000,000)
Repurchase of common stock	(11,913,648)	(9,081,154)
Proceeds from stock option exercises	127,573	—
Dividends paid	(9,277,120)	(1,838,972)
Net cash provided by financing activities	196,105,316	80,853,482

Net Change in Cash and Cash Equivalents	(25,730,312)	8,171,580
Cash and Cash Equivalents, Beginning of Period	48,768,457	40,596,877
Cash and Cash Equivalents, End of Period	$23,038,145	$48,768,457

Additional Cash Flows and Supplementary Information
Interest paid	$7,645,867	$9,467,311
Income tax paid	$2,900,000	$1,050,000
Transfers from loans to other real estate owned	27,000	31,548

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2021 and 2020
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
First Bank generates commercial, mortgage and consumer loans and leases, and receives deposits from customers located primarily in Wayne and Shelby Counties in Indiana, and Shelby, Miami, and Franklin Counties in Ohio. First Bank’s loans and leases are generally secured by specific items of collateral including real property, consumer assets and business assets. When the word "loan" or "loans" is used in these financial statements it includes leases, unless the context indicates otherwise.
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
The Company accounts for recognition and presentation of other-than-temporary impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Code ("ASC") 320-10. When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive loss.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive loss for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.
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
Leases - Lease financing consists of direct financing leases. Direct financing leases are carried at cost.  Cost is defined as the total minimum lease payments receivable and the estimated residual value of the leased property, less the amount of unearned income.  Unearned income on direct financing leases is recognized as income over the term of the lease using a method that approximates the interest method.
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
Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan and lease losses charged to income.  (When the word "loan" or "loans" is used in these financial statements it includes leases unless the context indicates otherwise.) Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.
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
Mortgage Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are recorded at the lower of cost or fair value on an individual loan basis.
Premises and Equipment - Premises and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.
Federal Home Loan Bank (FHLB) stock - FHLB stock is a required investment for institutions that are members of the FHLB system.  The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.
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
Mortgage Servicing Rights - Mortgage servicing rights on originated loans that have been sold are initially recorded at fair value. Capitalized mortgage servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.  Impairment of mortgage servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.
Low Income Housing Tax Credits (LIHTC) - The Company has invested in LIHTC through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low-income residential rental properties for purposes of qualifying for the LIHTC.  These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2021 and 2020.

Revenue Recognition - ASC 606, “Revenue from Contracts with Customers," provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606.
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
Income Tax - Income tax in the consolidated statements of operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes.  The Company files consolidated income tax returns with its parent and subsidiary.
Uncertain Tax Positions - The Company has adopted the provisions of ASC 740, Income Taxes, concerning the accounting and disclosures for uncertain tax positions, previously deferred by ASC 740-10-65.  As part of the implementation of this standard, management evaluated its current tax positions and determined the adoption of this standard had no material impact on the consolidated financial statements of the Company.
Share Based Compensation - At December 31, 2021, the Company had share-based compensation plans, which are described more fully in Note 13. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $728,000 and $323,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the year ended December 31, 2021 and 2020, respectively.
Advertising Expense - The Company's advertising costs are expensed as incurred.
COVID-19 - On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs under ASC 310-40 for loan modifications related to the novel coronavirus disease of 2019 (“COVID-19”) pandemic. In addition, on April 7, 2020, a group of banking agencies issued an interagency statement (“Interagency Statement”) for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement was originally issued on March 22, 2020, but the banking agencies revised it to address the relationship between their TDR accounting and disclosure guidance and the TDR guidance in Section 4013 of the CARES Act. Section 4013 of the CARES Act permits the suspension of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or

(2) the modification or deferral program is mandated by the federal government or a state government. Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR. The Company adopted this guidance effective March 27, 2020.
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
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2021, the Company had no modified loans outstanding under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like First Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to First Bank if the borrower's loan is not forgiven and is then not repaid by the member. The Bank earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Bank originated approximately $38.2 million in PPP loans during 2021, of which approximately $9.4 million are still outstanding at December 31, 2021.
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
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.

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
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief". This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU No. 2016-13 and allows companies to irrevocably elect, upon adoption of ASU No. 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments". ASU No. 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.
The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with ASU 2016-13. A CECL implementation team consisting of management from multiple areas of the Company have been involved in evaluating loss estimation methods and application of these methods to the specific segments and subsegments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of the different methods allowed. Due to continuing development of our methodology, additional time is required to quantify the affect on the Company’s Consolidated Financial Statements. The Company continues to refine its modeling and will finalize a method or methods of adoption in time for the effective date.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU No. 2020-04 to have a material impact on its consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-08, “Receivables – Nonrefundable Fees and Other Costs". ASU No. 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU No. 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-08 on January 1, 2021. The adoption of ASU No. 2020-08 did not have a material impact on the Company's consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU No. 2019-12 provides that state franchise or similar taxes that are based, at least in part on an entity’s income, be included in an entity’s income tax recognized as income-based taxes. The ASU further clarifies that the effect of any change in tax laws or rates used in the computation of the annual effective tax rate are required to be reflected in the first interim period that includes the enactment date of the legislation. Technical changes to eliminate exceptions to Topic 740 related to intra-period tax allocations for entities with losses from continuing operations, deferred tax liabilities related to change in ownership of foreign entities, and interim-period tax allocations for businesses with losses where the losses are expected to be realized. The amendments in ASU No. 2019-12 are effective for public business entities with fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU No. 2019-12 on January 1, 2021. The adoption of ASU No. 2019-12 did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption of ASU No. 2018-13 did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2021. Based on leases outstanding as of December 31, 2021, the new standard will not have a material impact on the Company’s balance sheet or income statement. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP (Topic 842, Leases). The amendments in ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.
Note 3:    Restriction on Cash and Due From Banks
At December 31, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $1,580,000. The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $15,122,000 at December 31, 2021.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on the Company's cash and cash equivalents for December 31, 2021.
Note 4:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,691	$29	$107	$8,613
Federal agencies	15,000	—	274	14,726
State and municipal obligations	166,489	2,261	1,298	167,452
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	164,629	712	2,831	162,510
Corporate obligations	4,250	2	28	4,224
Equity securities	13	—	—	13
	359,072	3,004	4,538	357,538
Held to maturity
State and municipal obligations	9,041	147	2	9,186
	9,041	147	2	9,186

Total investment securities	$368,113	$3,151	$4,540	$366,724

	2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$16,283	$111	$94	$16,300
Federal agencies	5,760	12	15	5,757
State and municipal obligations	93,616	2,778	109	96,285
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	124,139	2,080	69	126,150
Equity securities	13	—	—	13
	239,811	4,981	287	244,505
Held to maturity
State and municipal obligations	12,225	295	—	12,520
	12,225	295	—	12,520

Total investment securities	$252,036	$5,276	$287	$257,025

The amortized cost and fair value of securities at December 31, 2021, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,154	$2,159	$1,961	$1,976
One to five years	7,764	7,937	4,992	5,085
Five to ten years	40,248	40,479	1,198	1,234
After ten years	144,264	144,440	890	891
	194,430	195,015	9,041	9,186
Mortgage-backed securities –GSE residential	164,629	162,510	—	—
Equity securities	13	13	—	—

Totals	$359,072	$357,538	$9,041	$9,186
Securities with a carrying value of $136,463,000 and $88,370,000 were pledged at December 31, 2021 and 2020, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale during years ended December 31, 2021 and 2020 were $5,297,000 and $34,738,000, respectively.  Gross gains of $56,000 and $260,000 resulting from sales of available-for-sale securities were realized for the years ended December 31, 2021 and 2020, respectively. There were no gross losses realized from sales of available-for-sale securities for the year ended December 31, 2021, and $63,000 of gross losses realized for the year ended December 31, 2020.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at December 31, 2021 and 2020 was $223,842,000 and $45,299,000, which is approximately 61% and 18%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.
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

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	2021
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,838	$81	$3,214	$26	$6,052	$107
Federal agencies	14,726	274	—	—	14,726	274
State and municipal obligations	74,235	1,044	7,809	254	82,044	1,298
Mortgage-backed securities – GSE residential	111,104	2,576	6,523	255	117,627	2,831
Corporate obligations	2,972	28	—	—	2,972	28
Total available-for-sale	205,875	4,003	17,546	535	223,421	4,538

Held-to-maturity
State and municipal obligations	421	2	—	—	421	2

Total temporarily impaired securities	$206,296	$4,005	$17,546	$535	$223,842	$4,540

	2020
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$5,213	$46	$5,687	$48	$10,900	$94
Federal agencies	985	15	—	—	985	15
State and municipal obligations	8,587	109	—	—	8,587	109
Mortgage-backed securities – GSE residential	24,013	67	684	2	24,697	69
Total available-for-sale	38,798	237	6,371	50	45,169	287

Held-to-maturity
State and municipal obligations	130	—	—	—	130	—

Total temporarily impaired securities	$38,928	$237	$6,371	$50	$45,299	$287
Federal Agency Obligations
The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

SBA Pools and Mortgage-Backed Securities - GSE Residential
The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.
State, Municipal, and Corporate Obligations
The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.
Note 5:    Loans, Leases and Allowance
Categories of loans and leases at December 31, 2021 and 2020 include:

	2021	2020
Commercial mortgage	$261,202	$247,564
Commercial and industrial	99,682	122,831
Construction and development	93,678	58,424
Multi-family	107,421	55,998
Residential mortgage	134,155	125,121
Home equity lines of credit	7,146	5,982
Leases	126,762	117,171
Consumer	15,905	13,257
	845,951	746,348
Less
Allowance for loan and lease losses	12,108	10,586
Deferred loan fees	997	1,349

	$832,846	$734,413

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of December 31, 2021 and 2020:

	2021
	Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi-Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
Allowance for loan and lease losses:
Balance, January 1	$4,628	$2,271	$1,068	$1,039	$323	$18	$1,054	$185	$10,586
Provision (recovery) charged to expense	111	(736)	1,218	836	(333)	11	282	41	1,430
Charge-offs	(26)	(28)	—	—	(102)	—	(474)	(106)	(736)
Recoveries	29	132	—	—	375	—	217	75	828

Balance, December 31	$4,742	$1,639	$2,286	$1,875	$263	$29	$1,079	$195	$12,108

Individually evaluated for impairment	$—	$299	$750	$—	$—	$—	$—	$—	$1,049
Collectively evaluated for impairment	4,742	1,340	1,536	1,875	263	29	1,079	195	11,059

Balance, December 31	$4,742	$1,639	$2,286	$1,875	$263	$29	$1,079	$195	$12,108

Loans and Leases:
Individually evaluated for impairment	$128	$995	$4,900	$—	$119	$—	$—	$—	$6,142
Collectively evaluated for impairment	261,074	98,687	88,778	107,421	134,036	7,146	126,762	15,905	839,809
Ending balance: December 31	$261,202	$99,682	$93,678	$107,421	$134,155	$7,146	$126,762	$15,905	$845,951

	2020
	Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi-Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
Allowance for loan and lease losses:
Balance, January 1	2,930	1,758	614	779	441	5	426	136	$7,089
Provision (recovery) charged to expense	1,661	444	427	260	(126)	10	915	179	3,770
Charge-offs	—	—	—	—	(36)	—	(408)	(151)	(595)
Recoveries	37	69	27	—	44	3	121	21	322

Balance, December 31	$4,628	$2,271	$1,068	$1,039	$323	$18	$1,054	$185	$10,586

Individually evaluated for impairment	$—	$202	$—	$—	$—	$—	$—	$—	$202
Collectively evaluated for impairment	4,628	2,069	1,068	1,039	323	18	1,054	185	10,384

Balance, December 31	$4,628	$2,271	$1,068	$1,039	$323	$18	$1,054	$185	$10,586

Loans and Leases:
Individually evaluated for impairment	$76	$1,118	$—	$—	$269	$—	$—	$—	$1,463
Collectively evaluated for impairment	247,488	121,713	58,424	55,998	124,852	5,982	117,171	13,257	744,885
Ending balance: December 31	$247,564	$122,831	$58,424	$55,998	$125,121	$5,982	$117,171	$13,257	$746,348

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
Commercial Mortgage including Construction and Development
Loans in this segment include commercial loans, commercial construction loans, and multi-family loans. This segment also includes loans secured by 1-4 family residences which were made for investment purposes. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s commercial real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate versus nonowner-occupied loans.
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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2021 and 2020:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

December 31, 2021
Commercial mortgage	$256,043	$5,031	$128	$—	$—	$261,202
Commercial and industrial	91,082	7,191	1,409	—	—	99,682
Construction and development	88,778	—	4,900	—	—	93,678
Multi-family	107,421	—	—	—	—	107,421
Residential mortgage	132,223	—	1,932	—	—	134,155
Home equity lines of credit	7,097	—	49	—	—	7,146
Leases	126,707	—	13	42	—	126,762
Consumer	15,883	—	22	—	—	15,905
Total	$825,234	$12,222	$8,453	$42	$—	$845,951

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

December 31, 2020
Commercial mortgage	$239,055	$6,976	$1,533	$—	$—	$247,564
Commercial and industrial	114,411	5,542	2,878	—	—	122,831
Construction and development	53,524	4,900	—	—	—	58,424
Multi-family	55,998	—	—	—	—	55,998
Residential mortgage	121,976	—	3,145	—	—	125,121
Home equity lines of credit	5,916	—	66	—	—	5,982
Leases	117,136	—	15	20	—	117,171
Consumer	13,256	—	1	—	—	13,257
Total	$721,272	$17,418	$7,638	$20	$—	$746,348

The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2021 and 2020:

	2021
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$29	$—	$128	$157	$261,045	$261,202	$—
Commercial and industrial	33	579	366	978	98,704	99,682	—
Construction and development	55	96	4,900	5,051	88,627	93,678	—
Multi-family	—	—	—	—	107,421	107,421	—
Residential mortgage	710	174	1,932	2,816	131,339	134,155	1,813
Home equity lines of credit	131	—	12	143	7,003	7,146	12
Leases	144	82	—	226	126,536	126,762	—
Consumer	59	30	22	111	15,794	15,905	22

Totals	$1,161	$961	$7,360	$9,482	$836,469	$845,951	$1,847

	2020
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$340	$—	$1,177	$1,517	$246,047	$247,564	$1,100
Commercial and industrial	1,251	203	439	1,893	120,938	122,831	—
Construction and development	—	4,900	—	4,900	53,524	58,424	—
Multi-family	—	—	—	—	55,998	55,998	—
Residential mortgage	1,913	243	2,680	4,836	120,285	125,121	2,554
Home equity lines of credit	138	15	25	178	5,804	5,982	25
Leases	234	65	—	299	116,872	117,171	—
Consumer	318	129	317	764	12,493	13,257	317

Totals	$4,194	$5,555	$4,638	$14,387	$731,961	$746,348	$3,996

The following tables present the Company’s impaired loans as of December 31, 2021 and 2020:

	2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$128	$199	$—	$124	$36
Commercial and industrial	367	566	—	389	2
Residential mortgage	119	244	—	172	7
	$614	$1,009	$—	$685	$45

Loans with a specific valuation allowance
Commercial and industrial	$628	$658	$299	$653	$31
Construction and development	4,900	4,900	750	3,920	—
	$5,528	$5,558	$1,049	$4,573	$31

Total impaired loans
Commercial mortgage	$128	$199	$—	$124	$36
Commercial and industrial	995	1,224	299	1,042	33
Construction and development	4,900	4,900	750	3,920	—
Residential mortgage	119	244	—	172	7
Total impaired loans	$6,142	$6,567	$1,049	$5,258	$76

	2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$76	$86	$—	$235	$10
Commercial and industrial	439	770	—	432	29
Residential mortgage	269	491	—	292	13
	$784	$1,347	$—	$959	$52

Loans with a specific valuation allowance
Commercial and industrial	$679	$689	$202	$696	$35
	$679	$689	$202	$696	$35

Total impaired loans
Commercial mortgage	$76	$86	$—	$235	$10
Commercial and industrial	1,118	1,459	202	1,128	64
Residential mortgage	269	491	—	292	13
Total impaired loans	$1,463	$2,036	$202	$1,655	$87

The following table presents the Company’s nonaccrual loans at December 31, 2021 and 2020:

	2021	2020
Commercial mortgage	$128	$76
Commercial and industrial	995	493
Construction and development	4,900	—
Residential mortgage	119	214
Leases	42	20

	$6,184	$803
During 2021 and 2020, there were no newly classified TDRs.
At December 31, 2021 and 2020, the balance of real estate owned included $27,000 and $32,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2021 and 2020, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $885,000 and $283,000, respectively.
The following lists the components of the net investment in leases:

	2021	2020
Total minimum lease payments to be received	$140,214	$129,114
Initial direct costs	7,035	6,353
	147,249	135,467
Less: Unearned income	(20,487)	(18,296)

Net investment in leases	$126,762	$117,171
The amount of leases serviced by First Bank for the benefit of others totaled approximately $0 and $86,000 at December 31, 2021 and 2020, respectively.  Additionally, certain leases have been sold with partial recourse.  First Bank estimates and records its obligation based upon historical loss percentages.  At both December 31, 2021 and 2020, First Bank has recorded a recourse obligation on leases sold with recourse of $0, and has a maximum exposure of $0 and $86,000, respectively, for these leases.
The following summarizes the future minimum lease payments receivable in subsequent years:

2022	$52,659
2023	39,378
2024	27,231
2025	15,162
2026	5,254
Thereafter	530

$140,214

Note 6:    Premises and Equipment

	2021	2020
Cost
Land	$3,061	$3,061
Buildings	15,501	14,908
Furniture and equipment	8,044	8,837
Computer software	1,955	2,588
Construction in progress	307	512
Total cost	28,868	29,906
Accumulated depreciation and amortization	(14,521)	(15,014)

Net	$14,347	$14,892

Note 7:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $226,260,000 and $193,649,000 at December 31, 2021 and 2020, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2021, 2020 and 2019 totaled approximately $1,647,000, $1,712,000 and $1,033,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2021	2020
Servicing Rights
Balances, beginning of period	$1,732	$1,340
Servicing rights capitalized	708	857
Amortization of servicing rights	(413)	(465)
Balances, end of period	2,027	1,732

Valuation allowances
Balances, beginning of period	20	307
Additions	538	114
Reductions	(178)	(401)
Balances, end of period	380	20

Servicing Rights, net	$1,647	$1,712

Note 8:    Deposits

	2021	2020
Demand deposits	$419,106	$355,543
Savings deposits	113,510	95,033
Brokered certificates	121,751	23,275
Certificates and other time deposits greater than $250,000	61,296	48,968
Other certificates and time deposits	184,512	170,226
	$900,175	$693,045
Certificates maturing in years ending December 31:

2022	$197,582
2023	67,385
2024	58,630
2025	33,650
2026	10,061
Thereafter	251

$367,559

Note 9:    Federal Home Loan Bank Advances
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.01% to 3.28%.
The maturities of these borrowings at December 31, 2021 are as follows:

FHLB Advances

2022	$6,000
2023	2,000
2024	44,000
2025	16,000
2026	23,000
Thereafter	89,000

$180,000
First mortgage loans and investment securities totaling $349,821,000 and $284,435,000 were pledged as collateral for FHLB advances at December 31, 2021 and 2020, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $107,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on LIBOR (London Interbank Offer Rate).  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.

The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires April 2022; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2021, the current interest rate was 0.43%.  There were no amounts outstanding on the line at December 31, 2021 or 2020.
Note 10:    Income Tax

	2021	2020
Income tax expense (benefit)
Currently payable
Federal	$(15)	$2,443
State	182	69
Deferred
Federal	2,330	(253)
State	(62)	218

Total income tax expense	$2,435	$2,477

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$2,852	$2,624
Tax-exempt interest	(628)	(435)
Effect of state income taxes	95	227
ESOP	167	135
Cash surrender value - life insurance	(20)	(39)
Low income housing tax credit	(136)	(111)
Other	105	76

Actual tax expense	$2,435	$2,477

A cumulative deferred tax asset is included in other assets.  The components of the asset are as follows:

	2021	2020
Assets
Allowance for loan losses	$2,956	$2,503
Net operating loss carryforward	1,243	—
Nonaccrual interest	76	111
Investment basis	4	4
Defined benefit plan	—	4,045
Deferred compensation	462	424
Unrealized loss on securities available for sale	322	—
Charitable contributions	933	924
Other	1,017	823
Total assets	7,013	8,834

Liabilities
FHLB stock dividend	175	169
Unrealized gain on securities available for sale	—	985
State taxes	193	208
Mortgage-servicing rights	402	405
Other	349	212
Total liabilities	1,119	1,979

Net deferred tax asset	$5,894	$6,855
As of December 31, 2021, the Company had approximately $4,444,000 of federal charitable contribution carryforwards, which will begin to expire in 2024, a state net operating loss carryforward of approximately $5,699,000, which will begin to expire in 2036, and a federal net operating loss carryforward of approximately $4,289,000 with no expiration.
At December 31, 2021 and 2020, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at December 31, 2021 and 2020.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.
Note 11:    Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	2021	2020
Net unrealized gain (loss) on available-for-sale securities	$(1,534)	$4,694
Tax effect	322	(985)
Net-of-tax amount	$(1,212)	$3,709

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
Financial instruments whose contract amounts represent credit risk as of December 31, 2021 and 2020, were as follows:

	2021	2020

Commitments to extend credit	$195,891	$179,297
Standby letters of credit	$3,528	$558
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

Note 13:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants.  The Company’s expense for the plan was $226,000 and $204,000 for the years ended December 31, 2021 and 2020, respectively.
Pension Plan
The Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (the "Pentegra Plan"), an industry-wide, tax-qualified defined-benefit pension plan during 2021.  The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333.  The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan. The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.
The risks of participating in a multi-employer plan are different from a single-employer plan in the following aspects:

•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
•If the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Pentegra Plan has not required and does not require a financial improvement plan or a rehabilitation plan.
Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $213,914,000 and $237,376,000, respectively, for the plan years ended June 30, 2021 and 2020.  The Company’s contributions to the Pentegra Plan totaled $0 and $722,000, respectively, for the years ended December 31, 2021 and 2020. The Company terminated its participation in the Pentegra Plan effective December 23, 2021, and had accrued approximately $17,455,000 for this expense as of December 23, 2021. An additional expense of $665,000 was made in December 2021 in connection with the final termination of the DB Plan.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,928,359 and $13,664,373 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at December 31, 2021 and December 31, 2020, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the years ended December 31, 2021 and 2020 was $796,000 and $648,000, respectively.

	December 31, 2021	December 31, 2020

Earned ESOP shares	130,775	76,669
Unearned ESOP shares	951,355	1,005,461
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$16.05	$13.66
Fair value of earned shares (in thousands)	$2,099	$1,047
Fair value of unearned shares (in thousands)	$15,269	$13,735

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
The following table summarizes the restricted stock awards activity in the 2020 EIP for the year ended December 31, 2021.

	Year Ended December 31, 2021
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	431,501	$10.53
Granted	4,000	13.86
Vested	(87,106)	10.56
Forfeited	—	—
Non-vested, end of year	348,395	10.56
Total compensation cost recognized in the income statement for restricted stock awards during 2021 and 2020 was $1,083,000 and $488,000, respectively, and the related tax benefit recognized was $227,000 and $102,000, respectively. As of December 31, 2021, unrecognized compensation expense related to restricted stock awards was $3.2 million.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 shares of common stock under the 2020 EIP with an exercise price $10.53 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of the Company's common stock on the date of the grant, to eligible participants. The options awarded vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited options may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030. A net-settle stock option exercise may occur by the option holder by withholding the exercise price from the number of shares that would otherwise be delivered upon a cash exercise of the option. The withheld shares are canceled and no longer available for future grant.
The following table summarizes the stock option activity in the 2020 EIP during the year ended December 31, 2021.

	2021
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,095,657	$10.53
Granted	8,000	13.86
Exercised	(52,696)	10.53
Forfeited/expired	—	—
Balance at end of year	1,050,961	10.56
Exercisable at end of year	200,503	$10.56

The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

April 1, 2021

Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of December 31, 2021 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	1,055,077	$2.91
Vested	(212,619)	2.91
Granted	8,000	3.02
Forfeited	—	—
Non-vested, end of year	850,458	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements during 2021 and 2020 was $728,000 and $323,000, and the related tax benefit recognized was $80,000 and $48,000, respectively. As of December 31, 2021, unrecognized compensation expense related to the stock option awards was $2.2 million.
Note 14:    Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities.  Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities.  ESOP shares are not considered outstanding for EPS until they are earned.  The following table presents the computation of basic and diluted EPS for the periods indicated (in thousands, except for share and per share data):

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020

Net income	$11,145	$10,018
Shares outstanding for Basic EPS:
Average shares outstanding	12,731,735	13,414,367
Less: average restricted stock award shares not vested	390,365	111,107
Less: average unearned ESOP Shares	984,893	1,039,056
Shares outstanding for Basic EPS	11,356,477	12,264,204

Additional Dilutive Shares	275,855	22,233

Shares outstanding for Diluted EPS	11,632,332	12,286,437

Basic EPS	$0.98	$0.82
Diluted EPS	$0.96	$0.82

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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2021, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-

capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.
First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk-weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%

Tier I capital (to risk-weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0

Common Equity Tier I capital (to risk-weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5

Tier I capital (to average assets)	157,481	12.5	50,284	4.0	62,855	5.0

As of December 31, 2020
Total capital (to risk-weighted assets)	$162,624	21.9%	$59,416	8.0%	$74,270	10.0%

Tier I capital (to risk-weighted assets)	153,325	20.6	44,562	6.0	59,416	8.0

Common Equity Tier I capital (to risk-weighted assets)	153,325	20.6	33,422	4.5	48,276	6.5

Tier I capital (to average assets)	153,325	14.3	42,939	4.0	53,673	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at both December 31, 2021 and December 31, 2020. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Note 17:    Related Party Transactions
The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2021 and 2020 was approximately $9,080,000 and $9,111,000, respectively.
Annual activity consisted of the following:

	2021	2020

Balance, beginning of the year	$9,111	$9,818
New loans	—	28
Change in composition	(28)	—
Repayments	(3)	(735)
Balance, end of the year	$9,080	$9,111

Deposits from related parties held by the Company at December 31, 2021 and 2020 totaled $5,499,000 and $3,616,000, respectively.

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities
SBA Pools	$8,613	$—	$8,613	$—
Federal agencies	14,726	—	14,726	—
State and municipal obligations	167,452	—	167,452	—
Mortgage-backed securities - GSE residential	162,510	—	162,510	—
Corporate obligations	4,224	—	4,224	—
Equity securities	13	13	—	—
	$357,538	$13	$357,525	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Available-for-sale securities
U.S. Treasury securities	$—
SBA Pools	16,300	—	16,300	—
Federal agencies	5,757	—	5,757	—
State and municipal obligations	96,285	—	96,285	—
Mortgage-backed securities - GSE residential	126,150	—	126,150	—
Equity securities	13	13	—	—
	$244,505	$13	$244,492	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2021.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired loans, collateral dependent	$4,587	$—	$—	$4,587
Mortgage-servicing rights	1,647	—	—	1,647
December 31, 2020
Impaired loans, collateral dependent	$532	$—	$—	$532
Mortgage-servicing rights	1,712	—	—	1,712

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
Collateral-Dependent Impaired Loans and Leases, Net of Allowance for Loan and Lease Losses
The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.
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
Mortgage Servicing Rights
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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,587	Appraisal	Marketability discount	0%- 39%
Mortgage-servicing rights	$1,647	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$532	Appraisal	Marketability discount	0% - 12%
Mortgage-servicing rights	$1,712	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets
Cash and cash equivalents	$23,038	$23,038	$—	$—
Available-for-sale securities	357,538	13	357,525	—
Held-to-maturity securities	9,041	—	9,186	—
Loans held for sale	558	—	—	555
Loans and leases receivable, net	832,846	—	—	833,975
Federal Reserve and FHLB stock	9,992	—	9,992
Interest receivable	4,193	—	4,193	—
Financial liabilities
Deposits	900,175	—	900,528	—
FHLB advances	180,000	—	185,065	—
Interest payable	258	—	258	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets
Cash and cash equivalents	$48,768	$48,768	$—	$—
Available-for-sale securities	244,505	13	244,492	—
Held-to-maturity securities	12,225	—	12,520	—
Loans held for sale	1,987	—	—	2,021
Loans and leases receivable, net	734,413	—	—	749,130
Federal Reserve and FHLB stock	9,050	—	9,050	—
Interest receivable	4,704	—	4,704	—
Financial liabilities
Deposits	693,045	—	695,216	—
FHLB advances	170,000	—	178,015	—
Interest payable	222	—	222	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2021 and 2020, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2021 and 2020 should not necessarily be considered to apply at subsequent dates.
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

Note 19:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company (in thousands):

Condensed Balance Sheets
	2021	2020
Assets
Cash and cash equivalents	$21,545	$32,736
Investment in subsidiaries	156,269	157,034
Other assets	4,950	4,810
Total assets	$182,764	$194,580
Other Liabilities	$2,283	$1,867
Stockholders' Equity	180,481	192,713
Total liabilities and stockholders' equity	$182,764	$194,580

Condensed Statements of Income and Comprehensive Income
	2021	2020
Other income	$464	$668
Expenses - other expenses	3,329	2,140

Loss before income taxes and equity in undistributed net income (loss) of subsidiaries	(2,865)	(1,472)
Income tax benefit	(639)	(372)

Loss before equity in undistributed net income (loss) of subsidiary	(2,226)	(1,100)
Equity in undistributed net income (loss) of subsidiaries	13,371	11,118
Net Income	$11,145	$10,018
Comprehensive Income	$6,224	$14,387

Condensed Statements of Cash Flows
	2021	2020
Operating Activities
Net income	$11,145	$10,018
Undistributed equity of subsidiaries	(13,371)	(11,118)
ESOP expense	796	648
Other changes	(509)	(538)
Stock based compensation	1,811	811
Net cash used in operating activities	(128)	(179)
Investing Activities
Dividends received from subsidiaries	10,000	—
Net cash provided by investing activities	10,000	—
Financing Activities
Dividends paid	(9,277)	(1,839)
Repurchase of common stock	(11,914)	(9,081)
Proceeds from stock option exercises	128	—
Net cash used in financing activities	(21,063)	(10,920)
Net Change in Cash and Cash Equivalents	(11,191)	(11,099)
Cash and Cash Equivalents, Beginning of Period	32,736	43,835
Cash and Cash Equivalents, End of Period	$21,545	$32,736

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
Note 21:    Subsequent Events
Subsequent events have been evaluated through March 30, 2022, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2021, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
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
Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2021, the Audit Committee was comprised of Directors Jeffrey A. Jackson (Chair), Kathryn Girten, Harold T. Hanley III, and Lindley S. Mann, each of whom was "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Securities Authorized for Issuance under Stock-Based Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan(1)
Equity Incentive Plan approved by security holders	1,050,961	$10.56	336,984
Equity Incentive Plan not approved by security holders	—	—	—
Total	1,050,961	$10.56	336,984

(1) Includes 87,979 shares available for issuance for stock awards, other than awards of stock options and stock appreciation rights.

(b)Security Ownership of Certain Beneficial Owners
Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(c)Security Ownership of Management
Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(d)Changes in Control
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accounting Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2022 (except for information contained under the heading "Report of the Audit Committee") a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
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

10.1(1)	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))

10.2(1)
Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan (included as Appendix A to the Registrant’s definitive proxy statement filed with the SEC on July 28, 2020 (Commission File No. 001-38956) and incorporated herein by reference).

10.3(1)
Form of Incentive Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.4(1)
Form of Non-qualified Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.5(1)
Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

21.0	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-38956)

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0	The following materials for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data (embedded within the Inline XBRL document)
______________________________________
(1) Management contract or compensatory plan or arrangement.

(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 30, 2022	By:	/s/ Garry D. Kleer
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

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2022

/s/ Donald A. Benziger Donald A. Benziger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

/s/ E. Michael Blum E. Michael Blum	Director	March 30, 2022

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 30, 2022

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 30, 2022

/s/ Lindley S. Mann Lindley S. Mann	Director	March 30, 2022

/s/ Kathryn Girten Kathryn Girten	Director	March 30, 2022

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 30, 2022