Form 10-Q
period 2022-03-31
Richmond Mutual Bancorporation, Inc.
filed 2022-05-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,954,656 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 13, 2022.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$8,065,393	$8,473,558
Interest-bearing demand deposits	11,510,573	14,564,587
Cash and cash equivalents	19,575,966	23,038,145
Investment securities - available for sale	326,835,054	357,537,845
Investment securities - held to maturity	8,146,327	9,040,825
Loans held for sale	583,000	557,500
Loans and leases, net of allowance for losses of $12,317,000 and $12,108,000, respectively	849,987,070	832,846,017
Premises and equipment, net	14,145,653	14,347,088
Federal Home Loan Bank stock	9,780,900	9,992,400
Interest receivable	4,081,814	4,192,827
Mortgage-servicing rights	1,572,386	1,646,509
Cash surrender value of life insurance	3,640,799	3,619,140
Other assets	17,763,603	10,821,445

Total assets	$1,256,112,572	$1,267,639,741

Liabilities
Noninterest-bearing deposits	113,661,721	114,302,794
Interest-bearing deposits	795,833,541	785,872,606
Total deposits	909,495,262	900,175,400
Federal Home Loan Bank advances	182,000,000	180,000,000
Advances by borrowers for taxes and insurance	586,547	531,030
Interest payable	289,840	258,032
Other liabilities	6,398,208	6,193,944
Total liabilities	1,098,769,857	1,087,158,406

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 12,310,004 shares and 12,400,195 shares at March 31, 2022 and December 31, 2021, respectively	123,100	124,002
Additional paid-in capital	113,263,417	114,339,810
Retained earnings	82,037,495	80,157,893
Unearned employee stock ownership plan (ESOP)	(12,744,530)	(12,928,359)
Accumulated other comprehensive loss	(25,336,767)	(1,212,011)
Total stockholders' equity	157,342,715	180,481,335

Total liabilities and stockholders' equity	$1,256,112,572	$1,267,639,741
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest Income
Loans and leases	$10,265,959	$9,867,278
Investment securities	1,668,651	1,009,239
Other	7,478	6,904
Total interest income	11,942,088	10,883,421
Interest Expense
Deposits	1,248,651	1,187,272
Borrowings	639,823	693,951
Total interest expense	1,888,474	1,881,223
Net Interest Income	10,053,614	9,002,198
Provision for losses on loans and leases	200,000	400,000
Net Interest Income After Provision for Losses on Loans and Leases	9,853,614	8,602,198
Noninterest Income
Service charges on deposit accounts	234,545	194,439
Card fee income	277,770	242,515
Loan and lease servicing fees	27,868	(105,450)
Net gains on loan and lease sales	242,986	964,817
Other income	332,193	231,290
Total noninterest income	1,115,362	1,527,611
Noninterest Expenses
Salaries and employee benefits	4,451,297	4,445,732
Net occupancy expenses	363,533	330,640
Equipment expenses	310,555	336,564
Data processing fees	658,915	526,173
Deposit insurance expense	81,000	71,000
Printing and office supplies	40,284	31,414
Legal and professional fees	347,500	346,518
Advertising expense	92,192	84,044
Bank service charges	29,801	30,751
Real estate owned expense	2,501	2,332
Loss on sale of real estate owned	—	1,278
Other expenses	956,241	771,210
Total noninterest expenses	7,333,819	6,977,656
Income Before Income Tax Expense	3,635,157	3,152,153
Provision for income taxes (includes $0 and $0, respectively, related to income tax expense from reclassification of items)	617,565	589,667
Net Income	$3,017,592	$2,562,486
Earnings Per Share
Basic	$0.27	$0.22
Diluted	$0.26	$0.22
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net Income	$3,017,592	$2,562,486

Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of tax benefit of $6,412,910, and $972,966, respectively.	(24,124,756)	(3,660,206)
	(24,124,756)	(3,660,206)

Comprehensive Loss	$(21,107,164)	$(1,097,720)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	3,017,592	—	—	3,017,592
Other comprehensive loss	—	—	—	—	—	(24,124,756)	(24,124,756)
ESOP shares earned	—	—	42,292	—	183,829	—	226,121
Stock based compensation	—	—	379,421	—	—	—	379,421
Common stock dividends ($0.10 per share)	—	—	—	(1,137,990)	—	—	(1,137,990)
Repurchase of common stock	(90,191)	(902)	(1,498,106)	—	—	—	(1,499,008)
Balances, March 31, 2022	12,310,004	$123,100	$113,263,417	$82,037,495	$(12,744,530)	$(25,336,767)	$157,342,715

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	2,562,486	—	—	2,562,486
Other comprehensive loss	—	—	—	—	—	(3,660,206)	(3,660,206)
ESOP shares earned	—	—	(1,821)	—	184,526	—	182,705
Stock based compensation	—	—	507,624	—	—	—	507,624
Common stock dividends ($0.07 per share)	—	—	—	(846,947)	—	—	(846,947)
Repurchase of common stock	(142,764)	(1,428)	(1,937,308)	—	—	—	(1,938,736)
Balances, March 31, 2021	13,050,996	$130,510	$122,814,920	$80,005,652	$(13,479,847)	$48,399	$189,519,634

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$3,017,592	$2,562,486
Items not requiring (providing) cash
Provision for loan losses	200,000	400,000
Depreciation and amortization	265,213	293,402
Deferred income tax	(72,711)	(93,250)
Stock based compensation	379,421	507,624
Investment securities amortization, net	451,165	712,845
Net gains on loan and lease sales	(242,986)	(964,817)
Loss on sale of real estate owned	—	1,278
Accretion of loan origination fees	(460,332)	(881,097)
Amortization of mortgage-servicing rights	40,748	128,288
ESOP shares expense	226,121	182,705
Increase in cash surrender value of life insurance	(21,659)	(21,361)
Loans originated for sale	(10,784,144)	(27,868,042)
Proceeds on loans sold	10,809,644	26,770,692
Net change in
Interest receivable	111,013	499,613
Other assets	(274,611)	(500,776)
Other liabilities	204,264	(4,151,093)
Interest payable	31,808	(14,225)
Net cash provided by (used in) operating activities	3,880,546	(2,435,728)

Investing Activities
Purchases of securities available for sale	(12,357,092)	(37,779,114)
Proceeds from maturities and paydowns of securities available for sale	12,061,563	18,783,517
Proceeds from maturities and paydowns of securities held to maturity	891,488	2,010,016
Net change in loans	(16,824,787)	(25,020,579)
Proceeds from sales of real estate owned	—	30,270
Purchases of premises and equipment	(63,778)	(119,581)
Proceeds from sale of FHLB stock	211,500	—
Net cash used in investing activities	(16,081,106)	(42,095,471)

Financing Activities
Net change in
Demand and savings deposits	23,120,244	50,062,196
Certificates of deposit	(13,800,382)	13,966,055
Advances by borrowers for taxes and insurance	55,517	43,386
Proceeds from FHLB advances	15,000,000	—
Repayment of FHLB advances	(13,000,000)	—
Repurchase of common stock	(1,499,008)	(1,938,736)
Dividends paid	(1,137,990)	(846,947)
Net cash provided by financing activities	8,738,381	61,285,954

Net Change in Cash and Cash Equivalents	(3,462,179)	16,754,755
Cash and Cash Equivalents, Beginning of Period	23,038,145	48,768,457
Cash and Cash Equivalents, End of Period	$19,575,966	$65,523,212
Additional Cash Flows and Supplementary Information
Interest paid	$1,856,666	$1,895,448
Transfers from loans to other real estate owned	58,500	—
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
Note 1: Basis of Presentation
The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Richmond Mutual Bancorporation, Inc., and its wholly owned direct and indirect subsidiaries, First Bank Richmond and FB Richmond Holdings, Inc. References in this document to Richmond Mutual Bancorporation refer to Richmond Mutual Bancorporation, Inc. References to “we,” “us,” and “our” or the “Company” refers to Richmond Mutual Bancorporation and its wholly-owned direct and indirect subsidiaries, First Bank Richmond and FB Richmond Holdings, Inc., unless the context otherwise requires.
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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
Note 2: Accounting Pronouncements
In March 2020, the novel coronavirus disease of 2019 ("COVID-19") was identified as a global pandemic and began affecting the health of large populations around the world. As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company, as well as the Company's customers. In response to economic concerns over COVID-19, in March 2020, the Coronavirus Aid, Relief, and Economic

Security Act ("CARES Act") was passed into law by the U.S. Congress. The CARES Act included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic. The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2022.
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of March 31, 2022 the Company had no loans outstanding that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like First Bank Richmond, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans if the borrower's loan is not forgiven and is then not repaid by the member. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company originated approximately $38.2 million in PPP loans during 2021, of which approximately $6.0 million were outstanding at March 31, 2022.
The Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
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
In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief”. This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. ASU No. 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is evaluating its current expected credit loss ("CECL") methodology on the loan and investment portfolios to identify the necessary modifications in accordance with ASU 2016-13. A CECL implementation team consisting of management from multiple areas of the Company have been involved in evaluating loss estimation methods and application of these methods to the specific segments and subsegments of the loan portfolio. Management has been actively monitoring FASB developments and evaluating the use of the different methods allowed. Due to continuing development of our methodology, additional time is required to quantify the effect of CECL on the Company's Consolidated Financial Statements. The Company continues to refine its modeling and will finalize a method or methods of adoption in time for the effective date.

In March 2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.

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
In October 2020, the FASB issued ASU No. 2020-08, “Receivables – Nonrefundable Fees and Other Costs”. ASU No. 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU No. 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU No. 2020-08 did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2021. The Company adopted the amendments to ASU No. 2016-02 on January 1, 2022. The adoption of the amendments did not have a material impact on the Company's consolidated financial statements.

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,232	$—	$342	$7,890
Federal agencies	15,000	—	1,154	13,846
State and municipal obligations	168,866	65	19,334	149,597
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	156,309	6	11,021	145,294
Corporate obligations	10,500	—	292	10,208
	358,907	71	32,143	326,835
Held to maturity
State and municipal obligations	8,146	40	19	8,167
	8,146	40	19	8,167

Total investment securities	$367,053	$111	$32,162	$335,002

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,691	$29	$107	$8,613
Federal agencies	15,000	—	274	14,726
State and municipal obligations	166,489	2,261	1,298	167,452
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	164,629	712	2,831	162,510
Corporate obligations	4,250	2	28	4,224
Equity securities	13	—	—	13
	359,072	3,004	4,538	357,538
Held to maturity
State and municipal obligations	9,041	147	2	9,186
	9,041	147	2	9,186

Total investment securities	$368,113	$3,151	$4,540	$366,724
The amortized cost and fair value of securities at March 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,159	$1,161	$1,196	$1,199
One to five years	8,668	8,564	4,862	4,868
Five to ten years	44,608	42,636	1,198	1,209
After ten years	148,163	129,180	890	891
	202,598	181,541	8,146	8,167
Mortgage-backed securities –GSE residential	156,309	145,294	—	—

Totals	$358,907	$326,835	$8,146	$8,167

Securities with a carrying value of $120,074,000 and $136,463,000 were pledged at March 31, 2022 and December 31, 2021, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three months ended March 31, 2022 and 2021.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2022 and December 31, 2021 was $315,723,000 and $223,842,000, respectively, which is approximately 94% and 61% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021:

Description of Securities	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,486	$110	$4,582	$232	$7,068	$342
Federal agencies	9,292	708	4,554	446	13,846	1,154
State and municipal obligations	120,755	15,366	20,615	3,968	141,370	19,334
Mortgage-backed securities - GSE residential	123,280	8,535	20,548	2,486	143,828	11,021
Corporate obligations	8,458	292	—	—	8,458	292
Total available-for-sale	264,271	25,011	50,299	7,132	314,570	32,143

Held-to-maturity
State and municipal obligations	1,153	19	—	—	1,153	19

Total temporarily impaired securities	$265,424	$25,030	$50,299	$7,132	$315,723	$32,162

Description of Securities	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,838	$81	$3,214	$26	$6,052	$107
Federal agencies	14,726	274	—	—	14,726	274
State and municipal obligations	74,235	1,044	7,809	254	82,044	1,298
Mortgage-backed securities - GSE residential	111,104	2,576	6,523	255	117,627	2,831
Corporate obligations	2,972	28	—	—	2,972	28
Total available-for-sale	205,875	4,003	17,546	535	223,421	4,538

Held-to-maturity
State and municipal obligations	421	2	—	—	421	2

Total temporarily impaired securities	$206,296	$4,005	$17,546	$535	$223,842	$4,540
Federal Agency Obligations.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Commercial mortgage	$257,755	$261,202
Commercial and industrial	96,609	99,682
Construction and development	102,123	93,678
Multi-family	116,439	107,421
Residential mortgage	135,155	134,155
Home equity	8,393	7,146
Direct financing leases	130,451	126,762
Consumer	16,130	15,905
	863,055	845,951
Less
Allowance for loan and lease losses	12,317	12,108
Deferred loan fees	751	997

	$849,987	$832,846
The following tables present the activity in the allowance for loan and lease losses for the three months ended March 31, 2022 and 2021:

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended March 31, 2022:
Commercial mortgage	$4,742	$(19)	$—	$7	$4,730
Commercial and industrial	1,639	(97)	—	15	1,557
Construction and development	2,286	148	—	—	2,434
Multi-family	1,875	157	—	—	2,032
Residential mortgage	263	(6)	—	6	263
Home equity	29	6	—	—	35
Leases	1,079	(15)	(10)	10	1,064
Consumer	195	26	(24)	5	202
Total	$12,108	$200	$(34)	$43	$12,317

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended March 31, 2021:
Commercial mortgage	$4,628	$(208)	$—	$6	$4,426
Commercial and industrial	2,270	(50)	—	18	2,238
Construction and development	1,068	660	—	—	1,728
Multi-family	1,039	3	—	—	1,042
Residential mortgage	324	(2)	—	6	328
Home equity	18	1	—	—	19
Leases	1,054	75	(194)	94	1,029
Consumer	185	(79)	(11)	54	149
Total	$10,586	$400	$(205)	$178	$10,959

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of March 31, 2022 and December 31, 2021:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, March 31	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, March 31

As of March 31, 2022:
Commercial mortgage	$—	$4,730	$4,730	$116	$257,639	$257,755
Commercial and industrial	298	1,259	1,557	978	95,631	96,609
Construction and development	750	1,684	2,434	4,900	97,223	102,123
Multi-family	—	2,032	2,032	—	116,439	116,439
Residential mortgage	—	263	263	117	135,038	135,155
Home equity	—	35	35	—	8,393	8,393
Leases	—	1,064	1,064	—	130,451	130,451
Consumer	—	202	202	—	16,130	16,130
Total	$1,048	$11,269	$12,317	$6,111	$856,944	$863,055

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31

As of December 31, 2021:
Commercial mortgage	$—	$4,742	$4,742	$128	$261,074	$261,202
Commercial and industrial	299	1,340	1,639	995	98,687	99,682
Construction and development	750	1,536	2,286	4,900	88,778	93,678
Multi-family	—	1,875	1,875	—	107,421	107,421
Residential mortgage	—	263	263	119	134,036	134,155
Home equity	—	29	29	—	7,146	7,146
Leases	—	1,079	1,079	—	126,762	126,762
Consumer	—	195	195	—	15,905	15,905
Total	$1,049	$11,059	$12,108	$6,142	$839,809	$845,951
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

No material changes have been made to the risk characteristics pertaining to the loan and lease portfolio contained in the Company's 2021 Form 10-K.
The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of March 31, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of March 31, 2022:
Commercial mortgage	$252,647	$4,992	$116	$—	$—	$257,755
Commercial and industrial	88,227	7,032	1,350	—	—	96,609
Construction and development	97,223	—	4,900	—	—	102,123
Multi-family	116,439	—	—	—	—	116,439
Residential mortgage	133,294	—	1,861	—	—	135,155
Home equity	8,327	—	66	—	—	8,393
Leases	130,308	—	97	46	—	130,451
Consumer	16,112	—	18	—	—	16,130
Total	$842,577	$12,024	$8,408	$46	$—	$863,055

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2021:
Commercial mortgage	$256,043	$5,031	$128	$—	$—	$261,202
Commercial and industrial	91,082	7,191	1,409	—	—	99,682
Construction and development	88,778	—	4,900	—	—	93,678
Multi-family	107,421	—	—	—	—	107,421
Residential mortgage	132,223	—	1,932	—	—	134,155
Home equity	7,097	—	49	—	—	7,146
Leases	126,707	—	13	42	—	126,762
Consumer	15,883	—	22	—	—	15,905
Total	$825,234	$12,222	$8,453	$42	$—	$845,951

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$27	$418	$116	$561	$257,194	$257,755	$—
Commercial and industrial	387	570	367	1,324	95,285	96,609	—
Construction and development	96	—	4,900	4,996	97,127	102,123	—
Multi-family	—	—	—	—	116,439	116,439	—
Residential mortgage	647	360	1,861	2,868	132,287	135,155	1,745
Home equity	120	—	31	151	8,242	8,393	31
Leases	86	152	—	238	130,213	130,451	—
Consumer	88	59	18	165	15,965	16,130	18

Totals	$1,451	$1,559	$7,293	$10,303	$852,752	$863,055	$1,794

	December 31, 2021
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$29	$—	$128	$157	$261,045	$261,202	$—
Commercial and industrial	33	579	366	978	98,704	99,682	—
Construction and development	55	96	4,900	5,051	88,627	93,678	—
Multi-family	—	—	—	—	107,421	107,421	—
Residential mortgage	710	174	1,932	2,816	131,339	134,155	1,813
Home equity	131	—	12	143	7,003	7,146	12
Leases	144	82	—	226	126,536	126,762	—
Consumer	59	30	22	111	15,794	15,905	22

Totals	$1,161	$961	$7,360	$9,482	$836,469	$845,951	$1,847

The following tables present the Company’s impaired loans and specific valuation allowance at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$116	$199	$—
Commercial and industrial	366	566	—
Residential mortgage	117	243	—
	$599	$1,008	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$612	$648	$298
Construction and development	4,900	4,900	750
	$5,512	$5,548	$1,048

Total impaired loans
Commercial mortgage	$116	$199	$—
Commercial and industrial	978	1,214	298
Construction and development	4,900	4,900	750
Residential mortgage	117	243	—
Total impaired loans	$6,111	$6,556	$1,048

	December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$128	$199	$—
Commercial and industrial	367	566	—
Residential mortgage	119	244	—
	$614	$1,009	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$628	$658	$299
Construction and development	4,900	4,900	750
	$5,528	$5,558	$1,049

Total impaired loans
Commercial mortgage	$128	$199	$—
Commercial and industrial	995	1,224	299
Construction and development	4,900	4,900	750
Residential mortgage	119	244	—
Total impaired loans	$6,142	$6,567	$1,049

The following tables present the Company’s average investment in impaired loans and leases, and interest income recognized for the three months ended March 31, 2022 and 2021:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended March 31, 2022:
Total impaired loans
Commercial mortgage	$122	$12
Commercial and industrial	987	7
Construction and development	4,900	—
Residential mortgage	118	1
Total impaired loans and leases	$6,127	$20

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended March 31, 2021:
Total impaired loans
Commercial mortgage	$76	$—
Commercial and industrial	1,086	10
Construction and development	2,450	—
Residential mortgage	180	2
Total impaired loans and leases	$3,792	$12

The following table presents the Company’s nonaccrual loans and leases at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Commercial mortgage	$116	$128
Commercial and industrial	978	995
Construction	4,900	4,900
Residential mortgage	117	119
Leases	46	42

	$6,157	$6,184
During the three months ended March 31, 2022 and 2021, there were no newly classified TDRs. For the three months ended March 31, 2022 and 2021, the Company recorded no charge-offs related to TDRs. As of March 31, 2022 and December 31, 2021, TDRs had a related allowance of $48,000 and $49,000, respectively. During the three months ended March 31, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
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

In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of March 31, 2022, the Company had no loan and lease modifications outstanding related to the COVID-19 pandemic in accordance with the CARES Act.
At March 31, 2022 and December 31, 2021, the balance of real estate owned included $86,000 and $27,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $885,000 and $885,000, respectively.
The following lists the components of the net investment in direct financing leases:

	March 31, 2022	December 31, 2021

Total minimum lease payments to be received	$143,600	$140,214
Initial direct costs	7,870	7,035
	151,470	147,249
Less: Unearned income	(21,019)	(20,487)

Net investment in direct finance leases	$130,451	$126,762
There were no leases serviced by the Company for the benefit of others at March 31, 2022 and December 31, 2021. Certain leases have been sold from time to time by the Company with partial recourse. The Company estimates and records its obligation based upon historical loss percentages. At both March 31, 2022 and December 31, 2021, the Company did not have any recorded recourse obligations on leases sold.
The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2022:

2022	$41,326
2023	43,736
2024	31,387
2025	18,375
2026	7,858
Thereafter	918

$143,600

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2022
Available-for-sale securities
SBA Pools	$7,890	$—	$7,890	$—
Federal agencies	13,846	—	13,846	—
State and municipal obligations	149,597	—	149,597	—
Mortgage-backed securities - GSE residential	145,294	—	145,294	—
Corporate obligations	10,208	—	10,208	—
	$326,835	$—	$326,835	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021
Available-for-sale securities
SBA Pools	$8,613	$—	$8,613	$—
Federal agencies	14,726	—	14,726	—
State and municipal obligations	167,452	—	167,452	—
Mortgage-backed securities - GSE residential	162,510	—	162,510	—
Corporate obligations	4,224	—	4,224	—
Equity securities	13	13	—	—
	$357,538	$13	$357,525	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2022.
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
Nonrecurring Measurements

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2022
Impaired loans, collateral dependent	$314	$—	$—	$314
Mortgage-servicing rights	1,572	—	—	1,572

December 31, 2021
Impaired loans, collateral dependent	$4,587	$—	$—	$4,587
Mortgage-servicing rights	1,647	—	—	1,647

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
Unobservable (Level 3) Inputs

The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

	Fair Value at March 31, 2022	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$314	Appraisal	Marketability discount	0 - 42%
Mortgage-servicing rights	$1,572	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,587	Appraisal	Marketability discount	0 - 39%
Mortgage-servicing rights	$1,647	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Financial assets
Cash and cash equivalents	$19,576	$19,576	$—	$—
Available-for-sale securities	326,835	—	326,835	—
Held-to-maturity securities	8,146	—	8,167	—
Loans held for sale	583	—	—	579
Loans and leases receivable, net	849,987	—	—	849,749
Federal Reserve and FHLB stock	9,781	—	9,781	—
Interest receivable	4,082	—	4,082	—
Financial liabilities
Deposits	909,495	—	907,798	—
FHLB advances	182,000	—	184,801	—
Interest payable	290	—	290	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets
Cash and cash equivalents	$23,038	$23,038	$—	$—
Available-for-sale securities	357,538	13	357,525	—
Held-to-maturity securities	9,041	—	9,186	—
Loans held for sale	558	—	—	555
Loans and leases receivable, net	832,846	—	—	833,975
Federal Reserve and FHLB stock	9,992	—	9,992	—
Interest receivable	4,193	—	4,193	—
Financial liabilities
Deposits	900,175	—	900,528	—
FHLB advances	180,000	—	185,065	—
Interest payable	258	—	258	—
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

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net income	$3,018	$2,562
Shares outstanding for Basic EPS:
Average shares outstanding	12,347,125	13,124,015
Less: average restricted stock award shares not vested	348,395	431,501
Less: average unearned ESOP Shares	951,205	1,005,311
Shares outstanding for Basic EPS	11,047,525	11,687,203

Additional Dilutive Shares	426,940	176,705

Shares outstanding for Diluted EPS	11,474,465	11,863,908

Basic Earnings Per Share	$0.27	$0.22
Diluted Earnings Per Share	$0.26	$0.22

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants.

The Company’s expense for the plan was $53,000 and $52,000 for the three months ended March 31, 2022 and 2021, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,744,530 and $12,928,359 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at March 31, 2022 and December 31, 2021, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three months ended March 31, 2022 and 2021 was $226,000 and $183,000, respectively.

	March 31, 2022	December 31, 2021

Earned ESOP shares	144,302	130,775
Unearned ESOP shares	937,828	951,355
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$17.06	$16.05
Fair value of earned shares	$2,462	$2,099
Fair value of unearned shares	$15,999	$15,269

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

The following table summarizes the restricted stock awards activity in the 2020 EIP during the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	348,395	$10.56
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2022	348,395	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three months ended March 31, 2022 was $226,000, and the related tax benefit recognized was $48,000. As of March 31, 2022, unrecognized compensation expense related to restricted stock awards was $3.0 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, March 31, 2022	1,050,961	10.56
Exercisable at end of period	200,503	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of March 31, 2022 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	850,458	$2.91
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31, 2022	850,458	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three months ended March 31, 2022 was $153,000, and the related tax benefit recognized was $17,000. As of March 31, 2022, unrecognized compensation expense related to the stock option awards was $2.0 million.

Note 8: Subsequent Event
Subsequent to March 31, 2022 through May 13, 2022 the Company purchased 355,348 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 554,014 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2022, and the consolidated results of operations for the three month period ended March 31, 2022, compared to the same period in 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
The terms “we,” “our,” “us,” or the “Company” refer to Richmond Mutual Bancorporation, Inc. and its consolidated direct and indirect subsidiaries, First Bank Richmond, which we sometimes refer to as the “Bank” and FB Richmond Holdings, Inc., unless the context otherwise requires.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the novel coronavirus disease 2019 (“COVID-19") pandemic and any governmental or societal responses thereto;
•changes in economic conditions, either nationally or in our market area;
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
•legislative or regulatory changes that adversely affect our business, including as a result of COVID-19, and the availability of resources to address such changes;
•our ability to pay dividends on our common stock;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $149.4 million at March 31, 2022.
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
At March 31, 2022, on a consolidated basis, we had $1.3 billion in assets, $850.0 million in loans and leases, net of allowance, $909.5 million in deposits and $157.3 million in stockholders’ equity.  At March 31, 2022, First Bank Richmond’s total risk-based capital ratio was 16.81%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2022, net income was $3.0 million, compared with net income of $2.6 million for the three months ended March 31, 2021.
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
COVID-19 Impact to the Company
The Company is actively monitoring and responding to the effects of the rapidly-changing COVID 19 pandemic. The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of March 31, 2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.
Comparison of Financial Condition at March 31, 2022 and December 31, 2021
General.  Total assets decreased $11.5 million, or 0.9%, to $1.3 billion at March 31, 2022 from December 31, 2021. The decrease was primarily the result of a $31.6 million, or 8.6%, decrease in investment securities to $335.0 million and a $3.5 million, or 15.0% decrease in cash and cash equivalents to $19.6 million at March 31, 2022. These decreases were partially offset by increases of $17.1 million, or 2.1%, in loans and leases, net of allowance, to $850.0 million and $6.9 million, or 64.2%, in other assets to $17.8 million at March 31, 2022.
Investment Securities. Investment securities available-for-sale decreased $30.7 million, or 8.6%, to $326.8 million, while investment securities held-to-maturity decreased $894,000, or 9.9%, to $8.1 million at March 31, 2022 compared to December 31, 2021. The decrease in investment securities available-for-sale was primarily the result of a portion of the maturing securities and payments on securities being used to fund growth in the loan and lease portfolio, as well as greater mark-to-market adjustments to the portfolio due to increases in unrealized losses. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $17.1 million, or 2.1%, to $850.0 million at March 31, 2022 from $832.8 million at December 31, 2021.  The increase in loans and leases was attributable to increases in multi-family loans of $9.0 million, construction and development loans of $8.4 million and leases of $3.7 million, partially offset by declines in commercial mortgage loans of $3.4 million and commercial and industrial loans of $3.1 million. The decline in commercial and industrial loans was due to a decrease in PPP loans of $3.4 million to $6.0 million at March 31, 2022, resulting from PPP loan forgiveness by the SBA. Loans held for sale totaled $583,000 and $558,000 at March 31, 2022 and December 31, 2021, respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $8.0 million or 0.92% of total loans and leases at March 31, 2022, compared to $8.0 million or 0.95% of total loans and leases at December 31, 2021. Accruing loans and leases past due more than 90 days totaled $1.8 million at both dates.
At March 31, 2022, troubled debt restructurings ("TDRs") totaled $442,000, compared to $456,000 at December 31, 2021. The CARES Act amended generally accepted accounting principles with respect to the modification of loans to borrowers affected by the COVID-19 pandemic. Among other criteria, this guidance provided that short-term loan modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs.  As of March 31, 2022, the Company had no outstanding loan and lease modifications qualifying under the CARES Act related to the COVID-19 pandemic.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $209,000, or 1.7%, to $12.3 million at March 31, 2022 from $12.1 million at December 31, 2021. At both March 31, 2022 and December 31, 2021 the allowance for loan and lease losses totaled 1.43% of total loans and leases outstanding. Net recoveries during the first quarter of 2022 were $9,000, compared to net charge-offs of $27,000 during the first quarter of 2021.  The allowance for loan and lease losses to non-performing loans and leases was 154.9% at March 31, 2022, compared to 150.8% at December 31, 2021.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of March 31, 2022, which evaluation included consideration of potential credit losses due to economic conditions driven by any lingering impact of the COVID-19 pandemic. Any lingering impact of the pandemic on the Company’s deposit and loan customers is still not fully known at this time. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Other Assets. Other assets increased $6.9 million, or 64.2%, to $17.8 million at March 31, 2022 from $10.8 million at December 31, 2021, primarily as a result of a $6.4 million increase in deferred tax assets due to the mark-to-market adjustment on the available-for-sale investment portfolio.
Deposits. Total deposits increased $9.3 million, or 1.0%, to $909.5 million at March 31, 2022, from $900.2 million at December 31, 2021.  The increase in deposits primarily was due to an increase in savings and money market accounts of $21.2 million, partially offset by a decrease in time deposits of $13.8 million. Management attributes the shift in funds to customers anticipating potentially higher rates being paid on time deposits in 2022 in connection with the expected interest rate hikes by the Federal Reserve this year. Brokered deposits decreased $1.7 million to $120.1 million, or 13.2% of total deposits, at March 31, 2022, compared to $121.8 million, or 13.5% of total deposits, at December 31, 2021. At March 31, 2022, noninterest-bearing deposits totaled $113.7 million, or 12.5% of total deposits, compared to $114.3 million or 12.7% of total deposits at December 31, 2021.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $2.0 million to $182.0 million at March 31, 2022, compared to $180.0 million at December 31, 2021, which together with the increase in deposits, were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $157.3 million at March 31, 2022, a decrease of $23.1 million, or 12.8%, from December 31, 2021.  The decrease in stockholders' equity from year-end 2021 resulted from an accumulated other comprehensive loss of $24.1 million due to a greater mark-to-market adjustment to the investment portfolio as a result of higher interest rates, the payment of $1.1 million in dividends to Company stockholders, and the repurchase of $1.5 million of

Company common stock, partially offset by net income of $3.0 million. The Company repurchased 90,191 shares of Company common stock at an average price of $16.62 per share for a total of $1.5 million during the first three months of 2022.  The Company’s equity to asset ratio was 12.5% at March 31, 2022.  At March 31, 2022, the Bank’s Tier 1 capital to total assets ratio was 12.6% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021.
General. Net income for the three months ended March 31, 2022 was $3.0 million, a $455,000 or 17.8% increase from net income of $2.6 million for the three months ended March 31, 2021. The $3.0 million in earnings equaled $0.26 diluted earnings per share for the first quarter of 2022, compared to $0.22 diluted earnings per share for the first quarter of 2021. The increase in net income was primarily the result of a $1.1 million increase in net interest income and a $200,000 decrease in the provision for loan losses, partially offset by a $412,000 decrease in noninterest income and a $356,000 increase in noninterest expense.
Interest Income.  Interest income increased $1.1 million, or 9.7%, to $11.9 million during the quarter ended March 31, 2022, compared to $10.9 million during the quarter ended March 31, 2021.  Interest income on loans and leases increased $399,000, or 4.0%, to $10.3 million for the quarter ended March 31, 2022, from $9.9 million for the comparable quarter in 2021, due to higher average balances in the loan and lease portfolio, partially offset by a decrease in the average loan and lease yield of 34 basis points.  The average outstanding loan and lease balances were $849.9 million for the quarter ended March 31, 2022, compared to $763.8 million for the quarter ended March 31, 2021.  The average yield on loans and leases was 4.83% for the quarter ended March 31, 2022, compared to 5.17% for the comparable quarter in 2021. Interest income also included $174,000 in fees earned related to PPP loans in the quarter ended March 31, 2022 compared to $773,000 during the same quarter in 2021. As of March 31, 2022, total unrecognized fees on PPP loans were $210,000. For the three months ended March 31, 2022, average PPP loans were $7.8 million and the average yield was 9.92%. The impact of PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but will cease completely after the maturity of the loans.
Interest income on investment securities, including FHLB stock, increased $659,000, or 65.3%, to $1.7 million during the quarter ended March 31, 2022, compared to the same quarter in 2021.  The increase in interest income on investment securities from the comparable period in 2021 was due to an increase in the average balances of $93.4 million and a 34 basis point increase in the average yield earned on investment securities.  The average balance of investment securities, including FHLB stock, was $363.2 million for the quarter ended March 31, 2022, compared to $269.8 million for the quarter ended March 31, 2021.  The average yield on investment securities, including FHLB stock, was 1.84% for the first quarter of 2022, compared to 1.50% for the first quarter of 2021.
Interest Expense. Interest expense remained relatively flat at $1.9 million for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021.  Interest expense on deposits increased $61,000, or 5.2%, to $1.2 million for the quarter ended March 31, 2022, from the comparable quarter in 2021. The increase in interest expense on deposits primarily was attributable to a $179.0 million increase in average interest-bearing deposit balances, partially offset by a 43 basis point decrease in the average rate paid on certificate of deposit accounts. The average rate paid on interest-bearing deposits was 0.63% for the quarter ended March 31, 2022, compared to 0.77% for the quarter ended March 31, 2021.  The average balance of interest-bearing deposits increased to $793.4 million, or 29.1%, in the quarter ended March 31, 2022, compared to $614.4 million in the comparable quarter in 2021. Interest expense on FHLB borrowings decreased $54,000, or 7.8%, to $640,000 in the first quarter of 2022 compared to $694,000 for the same quarter in 2021, due to a 23 basis point decline in the average rate paid on borrowings to 1.40% during the three months ended March 31, 2022, from 1.63% for the comparable quarter in 2021, partially offset by a $13.5 million increase in the average outstanding balance of borrowings during the current quarter compared to the same period in 2021.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.1 million, or 11.7%, to $10.1 million in the first quarter of 2022, compared to $9.0 million for the first quarter of 2021.  This increase was due to an increase in average interest-earning assets, partially offset by a two basis point decrease in the average interest rate spread during the first quarter of 2022 compared to the comparable quarter in 2021. Net interest margin (annualized) was 3.26% for the three months ended March 31, 2022, compared to 3.38% for the three months ended March 31, 2021.  The decrease in net interest margin was primarily due to the yield on interest-earning assets dropping faster than the rate paid on interest-bearing liabilities. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of five basis points during the quarter ended March 31, 2022, compared to a positive impact of 17 basis points to the yield on loans and leases in the comparable quarter in 2021.

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

	Three Months Ended March 31,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$849,936	$10,266	4.83%	$763,751	$9,867	5.17%
Securities	353,285	1,586	1.80%	260,763	940	1.44%
FHLB stock	9,908	83	3.35%	9,050	69	3.05%
Cash and cash equivalents and other	18,704	7	0.15%	31,595	7	0.09%
Total interest-earning assets	1,231,833	11,942	3.88%	1,065,159	10,883	4.09%

Interest-bearing liabilities:
Savings and money market accounts	264,822	336	0.51%	223,560	278	0.50%
Interest-bearing checking accounts	165,619	98	0.24%	142,457	81	0.23%
Certificate accounts	362,945	814	0.90%	248,360	828	1.33%
Borrowings	183,500	640	1.40%	170,000	694	1.63%
Total interest-bearing liabilities	976,886	1,888	0.77%	784,377	1,881	0.96%

Net interest income		$10,054			$9,002
Net earning assets	$254,947			$280,782

Net interest rate spread(1)			3.11%			3.13%
Net interest margin(2)			3.26%			3.38%
Average interest-earning assets to average interest-bearing liabilities	126.10%			135.80%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended March 31, 2022 totaled $200,000 compared to $400,000 for the three months ended March 31, 2021, a $200,000 or 50.0% decrease. The decrease was primarily due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan portfolio, partially offset by the increase in the loan portfolio. Net recoveries during the first quarter of 2022 were $9,000, compared to net charge-offs of $27,000 in the first quarter of 2021. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration and impact of the COVID-19 pandemic, uncertainties relating to our allowance for loan losses are heightened as a result of any possible continuing effects of the COVID-19 pandemic.
Noninterest Income.  Noninterest income decreased $412,000 or 27.0%, to $1.1 million for the quarter ended March 31, 2022, compared to $1.5 million for the comparable quarter in 2021.  The decrease in noninterest income resulted primarily from a $722,000 or 74.8% decrease in net gains on loan and lease sales to $243,000 during the first quarter of 2022, compared to $965,000 during the first quarter of 2021. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower supply of houses for sale in the Bank's market area. During the three months ended March 31, 2022, the Company sold $10.6 million of loans compared to the sale of $25.8 million of loans during the three months ended March 31, 2021. Card fee income increased $35,000, or 14.5%, to $278,000 in the first quarter of 2022 from $243,000 in the first quarter of 2021 due to increased debit card usage.  Loan and lease servicing income increased $133,000, to a gain of $28,000 for the first quarter of 2022 compared to a loss of $105,000 for the comparable quarter in 2021, as the Company recorded an impairment of $111,000 to the value of its mortgage servicing rights in the first quarter of 2022, compared to an impairment of $158,000 in the first quarter of 2021. Service fees on deposit accounts increased $40,000, or 20.6%, to $235,000 for the quarter ended March 31, 2022, compared to $194,000 for the quarter ended March 31, 2021. The increase in service fees on deposit accounts during the first quarter of 2022 compared to the first quarter of 2021 was primarily the result of increased overdraft fees, many of which were waived in the first quarter of 2021.
Noninterest Expense.  Noninterest expense increased $356,000, or 5.1%, to $7.3 million for the three months ended March 31, 2022, from $7.0 million for the same period in 2021.  Salaries and employee benefits were relatively steady at $4.5 million for the quarter ended March 31, 2022, compared to the same quarter in 2021. Data processing fees increased $133,000, or 25.2%, to $659,000 in the first quarter of 2022 compared to the same quarter of 2021, primarily due to the upgrading of our digital banking products. Other expenses increased $185,000, or 24.0%, to $956,000 in the first quarter of 2022 compared to the same quarter of 2021 primarily due to increased loan expenses, franchise tax expense, and expenses related to employee professional development.
Income Tax Expense.  Income tax expense increased $28,000 during the three months ended March 31, 2022, compared to the same period in 2021 due to a higher level of pre-tax income, partially offset by a lower effective tax rate.  The effective tax rate for the first quarter of 2022 was 17.0% compared to 18.7% for the same quarter a year ago.
Capital and Liquidity
Capital. Shareholders' equity totaled $157.3 million at March 31, 2022 and $180.5 million at December 31, 2021. In addition to net income of $3.0 million, other sources of capital during the first quarter of 2022 included $226,000 related to the allocation of ESOP shares during the year and $379,000 related to stock-based compensation. Uses of capital during the first three months of 2022 included $1.1 million of dividends paid on common stock, other comprehensive loss, net of tax, of $24.1 million and $1.5 million of stock repurchases. The decrease in the accumulated other comprehensive income/loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities.
We paid a regular quarterly dividend of $0.10 per common share during the first quarter of 2022, and regular quarterly dividends of $0.07 per common share and a special dividend of $0.50 per common share during 2021. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at the current dividend rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 3, 2021, and will expire on July 3, 2022 unless completed sooner. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
As of March 31, 2022, we had approximately $10.9 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2022, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $70.0 million. Furthermore, at March 31, 2022, we had approximately $204.5 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of March 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2022 was $3.9 million, compared to $2.4 million used in operating activities for the three months ended March 31, 2021. During the three months ended March 31, 2022, net cash used in investing activities was $16.1 million, which consisted primarily of net change in loans receivable, compared to $42.1 million of cash used in investing activities for the three months ended March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 was $8.7 million, which was comprised primarily of net change in deposits, compared to $61.3 million provided by financing activities during the three months ended March 31, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends upstreamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be to us paid by First Bank Richmond. At March 31, 2022, Richmond Mutual Bancorporation, on an unconsolidated basis, had $18.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2022, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2022
Total risk-based capital (to risk weighted assets)	$173,358	16.8%	$82,488	8.0%	$103,110	10.0%
Tier 1 risk-based capital (to risk weighted assets)	161,041	15.6	61,866	6.0	82,488	8.0
Common equity tier 1 capital (to risk weighted assets)	161,041	15.6	46,399	4.5	67,021	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	161,041	12.6	50,948	4.0	63,685	5.0

As of December 31, 2021
Total risk-based capital (to risk weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%
Tier 1 risk-based capital (to risk weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0
Common equity tier 1 capital (to risk weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	157,481	12.5	50,284	4.0	62,855	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2022, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2021 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2021 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program commenced on July 3, 2021, and will expire on July 3, 2022 unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	53,955	$16.26	53,955	945,598
February 1, 2022 - February 28, 2022	13,011	16.66	13,011	932,587
March 1, 2022 - March 31, 2022	23,225	17.44	23,225	909,362
	90,191	16.63	90,191

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Nothing to report.

ITEM 6.  EXHIBITS
Exhibit

3.1	Charter of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
3.2	Bylaws of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
4.0	Form of Common Stock Certificate of Richmond Mutual Bancorporation, Inc. (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-230184))
10.1+	Form of Non-Qualified Deferred Compensation Plan for Garry Kleer (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Commission File No. 333-230184))
10.2+
Richmond Mutual Bancorporation, Inc. 2020 Equity Incentive Plan (included as Appendix A to the Registrant’s definitive proxy statement filed with the SEC on July 28, 2020 (File No. 001-38956) and incorporated herein by reference).

10.3+
Form of Incentive Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.4+
Form of Non-qualified Stock Option Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

10.5+
Form of Restricted Stock Award Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-8 (Commission File No. 333-248862)).

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 13, 2022	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 13, 2022	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)