Form 10-Q
period 2022-06-30
Richmond Mutual Bancorporation, Inc.
filed 2022-08-12
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,816,059 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 12, 2022.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$8,603,915	$8,473,558
Interest-bearing demand deposits	5,815,221	14,564,587
Cash and cash equivalents	14,419,136	23,038,145
Investment securities - available for sale	302,632,256	357,537,845
Investment securities - held to maturity	8,143,564	9,040,825
Loans held for sale	1,120,250	557,500
Loans and leases, net of allowance for losses of $12,381,000 and $12,108,000, respectively	891,876,871	832,846,017
Premises and equipment, net	14,009,598	14,347,088
Federal Home Loan Bank stock	9,780,900	9,992,400
Interest receivable	4,130,639	4,192,827
Mortgage-servicing rights	1,641,264	1,646,509
Cash surrender value of life insurance	3,662,559	3,619,140
Other assets	20,222,690	10,821,445

Total assets	$1,271,639,727	$1,267,639,741

Liabilities
Noninterest-bearing deposits	116,774,111	114,302,794
Interest-bearing deposits	828,558,721	785,872,606
Total deposits	945,332,832	900,175,400
Federal Home Loan Bank advances	180,000,000	180,000,000
Advances by borrowers for taxes and insurance	515,059	531,030
Interest payable	267,798	258,032
Other liabilities	6,579,282	6,193,944
Total liabilities	1,132,694,971	1,087,158,406

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,848,113 shares and 12,400,195 shares at June 30, 2022 and December 31, 2021, respectively	118,481	124,002
Additional paid-in capital	106,200,912	114,339,810
Retained earnings	84,423,594	80,157,893
Unearned employee stock ownership plan (ESOP)	(12,560,701)	(12,928,359)
Accumulated other comprehensive loss	(39,237,530)	(1,212,011)
Total stockholders' equity	138,944,756	180,481,335

Total liabilities and stockholders' equity	$1,271,639,727	$1,267,639,741
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Loans and leases	$10,682,371	$9,856,694	$20,948,330	$19,723,972
Investment securities	1,733,844	1,248,844	3,402,495	2,258,083
Other	31,630	6,074	39,108	12,978
Total interest income	12,447,845	11,111,612	24,389,933	21,995,033
Interest Expense
Deposits	1,274,830	1,221,389	2,523,481	2,408,661
Borrowings	624,363	700,611	1,264,186	1,394,562
Total interest expense	1,899,193	1,922,000	3,787,667	3,803,223
Net Interest Income	10,548,652	9,189,612	20,602,266	18,191,810
Provision for losses on loans and leases	200,000	530,000	400,000	930,000
Net Interest Income After Provision for Losses on Loans and Leases	10,348,652	8,659,612	20,202,266	17,261,810
Noninterest Income
Service charges on deposit accounts	248,412	198,782	482,957	393,221
Card fee income	302,013	274,688	579,783	517,203
Loan and lease servicing fees	178,071	248,738	205,939	143,288
Net gains on securities (includes $0, $37,912, $0, and $37,912, respectively, related to accumulated other comprehensive income reclassifications)	—	37,912	—	37,912
Net gains on loan and lease sales	221,778	569,411	464,764	1,534,228
Other income	226,202	311,174	558,395	542,464
Total noninterest income	1,176,476	1,640,705	2,291,838	3,168,316
Noninterest Expenses
Salaries and employee benefits	4,514,862	4,313,870	8,966,159	8,759,602
Net occupancy expenses	347,779	293,693	711,312	624,333
Equipment expenses	323,412	315,200	633,967	651,764
Data processing fees	567,909	562,614	1,226,824	1,088,787
Deposit insurance expense	81,000	64,000	162,000	135,000
Printing and office supplies	54,783	46,397	95,067	77,811
Legal and professional fees	335,862	288,523	683,362	635,041
Advertising expense	103,803	81,826	195,995	165,870
Bank service charges	30,957	28,996	60,758	59,747
Real estate owned expense	5,785	8,370	8,286	10,702
Loss on sale of real estate owned	847	—	847	1,278
Other expenses	790,669	875,991	1,746,910	1,647,201
Total noninterest expenses	7,157,668	6,879,480	14,491,487	13,857,136
Income Before Income Tax Expense	4,367,460	3,420,837	8,002,617	6,572,990
Provision for income taxes (includes $0, $7,962, $0, and $7,962, respectively, related to income tax expense from reclassification of items)	882,118	639,490	1,499,683	1,229,157
Net Income	$3,485,342	$2,781,347	$6,502,934	$5,343,833
Earnings Per Share
Basic	$0.32	$0.24	$0.60	$0.46
Diluted	$0.31	$0.24	$0.58	$0.45
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net Income	$3,485,342	$2,781,347	$6,502,934	$5,343,833

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(3,695,140), $437,111, $(10,108,049), and $(535,855), respectively.	(13,900,763)	1,644,369	(38,025,519)	(2,015,837)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $0, $7,962, $0, and $7,962, respectively.	—	29,950	—	29,950
	(13,900,763)	1,614,419	(38,025,519)	(2,045,787)

Comprehensive (Loss) Income	$(10,415,421)	$4,395,766	$(31,522,585)	$3,298,046
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2022	12,310,004	$123,100	$113,263,417	$82,037,495	$(12,744,530)	$(25,336,767)	$157,342,715
Net income	—	—	—	3,485,342	—	—	3,485,342
Other comprehensive loss	—	—	—	—	—	(13,900,763)	(13,900,763)
ESOP shares earned	—	—	23,775	—	183,829	—	207,604
Stock based compensation	—	—	383,637	—	—	—	383,637
Common stock dividends ($0.10 per share)	—	—	—	(1,099,243)	—	—	(1,099,243)
Repurchase of common stock	(461,891)	(4,619)	(7,469,917)	—	—	—	(7,474,536)
Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	6,502,934	—	—	6,502,934
Other comprehensive loss	—	—	—	—	—	(38,025,519)	(38,025,519)
ESOP shares earned	—	—	66,067	—	367,658	—	433,725
Stock based compensation	—	—	763,058	—	—	—	763,058
Common stock dividends ($0.20 per share)	—	—	—	(2,237,233)	—	—	(2,237,233)
Repurchase of common stock	(552,082)	(5,521)	(8,968,023)	—	—	—	(8,973,544)
Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, March 31, 2021	13,050,996	$130,510	$122,814,920	$80,005,652	$(13,479,847)	$48,399	$189,519,634
Net income	—	—	—	2,781,347	—	—	2,781,347
Other comprehensive income	—	—	—	—	—	1,614,419	1,614,419
ESOP shares earned	—	—	6,978	—	183,830	—	190,808
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	527,759	—	—	—	527,759
Common stock dividends ($0.57 per share)	—	—	—	(6,829,864)	—	—	(6,829,864)
Repurchase of common stock	(370,019)	(3,700)	(5,231,093)	—	—	—	(5,234,793)
Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	5,343,833	—	—	5,343,833
Other comprehensive loss	—	—	—	—	—	(2,045,787)	(2,045,787)
ESOP shares earned	—	—	5,158	—	368,356	—	373,514
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,035,383	—	—	—	1,035,383
Common stock dividends ($0.64 per share)	—	—	—	(7,676,811)	—	—	(7,676,811)
Repurchase of common stock	(512,783)	(5,128)	(7,168,402)	—	—	—	(7,173,530)
Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$6,502,934	$5,343,833
Items not requiring (providing) cash
Provision for loan losses	400,000	930,000
Depreciation and amortization	531,617	576,086
Deferred income tax	(77,652)	(211,032)
Stock based compensation	763,058	1,035,383
Investment securities amortization, net	848,253	1,373,219
Investment securities gains	—	(37,912)
Net gains on loan and lease sales	(464,764)	(1,534,228)
Loss on sale of real estate owned	847	1,278
Accretion of loan origination fees	(889,143)	(1,506,839)
Amortization of mortgage-servicing rights	121,951	217,561
ESOP shares expense	433,725	373,514
Increase in cash surrender value of life insurance	(43,419)	(46,311)
Loans originated for sale	(20,326,065)	(47,955,898)
Proceeds on loans sold	20,888,815	46,572,158
Net change in
Interest receivable	62,188	352,007
Other assets	832,105	(3,375,994)
Other liabilities	385,338	(4,580,426)
Interest payable	9,766	(21,507)
Net cash provided by (used in) operating activities	9,979,554	(2,495,108)

Investing Activities
Purchases of securities available for sale	(14,949,095)	(127,336,767)
Proceeds from maturities and paydowns of securities available for sale	20,866,136	34,166,612
Proceeds from sales of securities available for sale	—	3,980,632
Proceeds from maturities and paydowns of securities held to maturity	891,488	2,365,016
Net change in loans	(59,439,801)	(46,449,663)
Proceeds from sales of real estate owned	84,652	30,270
Purchases of premises and equipment	(194,127)	(124,936)
Proceeds from sale of FHLB stock	211,500	—
Net cash used in investing activities	(52,529,247)	(133,368,836)

Financing Activities
Net change in
Demand and savings deposits	35,671,492	62,024,795
Certificates of deposit	9,485,940	37,999,785
Advances by borrowers for taxes and insurance	(15,971)	8,555
Proceeds from FHLB advances	115,000,000	80,000,000
Repayment of FHLB advances	(115,000,000)	(61,000,000)
Repurchase of common stock	(8,973,544)	(7,173,530)
Dividends paid	(2,237,233)	(7,676,811)
Net cash provided by financing activities	33,930,684	104,182,794

Net Change in Cash and Cash Equivalents	(8,619,009)	(31,681,150)
Cash and Cash Equivalents, Beginning of Period	23,038,145	48,768,457
Cash and Cash Equivalents, End of Period	$14,419,136	$17,087,307
Additional Cash Flows and Supplementary Information
Interest paid	$3,777,901	$3,824,730
Transfers from loans to other real estate owned	85,500	—
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
Note 1: Basis of Presentation
The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Richmond Mutual Bancorporation, Inc., and its wholly owned direct and indirect subsidiaries, First Bank Richmond, First Insurance Management, Inc., and FB Richmond Holdings, Inc. References in this document to Richmond Mutual Bancorporation refer to Richmond Mutual Bancorporation, Inc. References to “we,” “us,” and “our” or the “Company” refers to Richmond Mutual Bancorporation and its wholly-owned direct and indirect subsidiaries, First Bank Richmond, First Insurance Management, Inc., FB Richmond Holdings, Inc. and FB Richmond Properties, Inc., unless the context otherwise requires.
First Bank Richmond is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana and the wholly owned banking subsidiary of Richmond Mutual Bancorporation. First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full-service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond's Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the FDIC.
First Insurance Management, Inc., a wholly-owned subsidiary of the Company which was formed and began operations in June 2022, is a Nevada-based captive insurance company that insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. First Insurance Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.
FB Richmond Holdings, Inc., a wholly-owned subsidiary of First Bank Richmond which was formed and began operations in April 2020, is a Nevada corporation that holds and manages substantially all of First Bank Richmond's investment portfolio. FB Richmond Holdings, Inc. has one active subsidiary, FB Richmond Properties, Inc., a Delaware corporation which holds loans on behalf of the Bank.
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
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of June 30, 2022 the Company had no loans outstanding that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like First Bank Richmond, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans if the borrower's loan is not forgiven and is then not repaid by the member. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company originated $38.2 million in PPP loans during 2021, of which $3.7 million were outstanding at June 30, 2022.
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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$395	$—	$—	$395
SBA Pools	7,636	4	456	7,184
Federal agencies	15,000	—	1,683	13,317
State and municipal obligations	169,853	17	30,669	139,201
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	147,915	—	16,173	131,742
Corporate obligations	11,500	8	715	10,793
	352,299	29	49,696	302,632
Held to maturity
State and municipal obligations	8,144	29	31	8,142
	8,144	29	31	8,142

Total investment securities	$360,443	$58	$49,727	$310,774

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,691	$29	$107	$8,613
Federal agencies	15,000	—	274	14,726
State and municipal obligations	166,489	2,261	1,298	167,452
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	164,629	712	2,831	162,510
Corporate obligations	4,250	2	28	4,224
Equity securities	13	—	—	13
	359,072	3,004	4,538	357,538
Held to maturity
State and municipal obligations	9,041	147	2	9,186
	9,041	147	2	9,186

Total investment securities	$368,113	$3,151	$4,540	$366,724

The amortized cost and fair value of securities at June 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,670	$1,675	$1,195	$1,197
One to five years	11,449	11,030	4,860	4,853
Five to ten years	42,236	39,470	1,199	1,202
After ten years	149,029	118,715	890	890
	204,384	170,890	8,144	8,142
Mortgage-backed securities –GSE residential	147,915	131,742	—	—

Totals	$352,299	$302,632	$8,144	$8,142
Securities with a carrying value of $125,890,000 and $136,463,000 were pledged at June 30, 2022 and December 31, 2021, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three and six months ended June 30, 2022. Proceeds from sales of securities available for sale for both the three and six months ended June 30, 2021 were $3,981,000. Gross gains were recognized on the sale of securities available-for-sale for the three and six months ended June 30, 2021 of $38,000. There were no gross losses recognized on the sale of securities available for sale for the three and six months ended June 30, 2021.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2022 and December 31, 2021 was $297,776,000 and $223,842,000, respectively, which is approximately 96% and 61% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021:

Description of Securities	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,236	$162	$4,249	$294	$6,485	$456
Federal agencies	8,913	1,087	4,404	596	13,317	1,683
State and municipal obligations	114,361	23,783	21,451	6,886	135,812	30,669
Mortgage-backed securities - GSE residential	101,424	10,974	29,962	5,199	131,386	16,173
Corporate obligations	8,035	715	—	—	8,035	715
Total available-for-sale	234,969	36,721	60,066	12,975	295,035	49,696

Held-to-maturity
State and municipal obligations	2,741	31	—	—	2,741	31

Total temporarily impaired securities	$237,710	$36,752	$60,066	$12,975	$297,776	$49,727

Description of Securities	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,838	$81	$3,214	$26	$6,052	$107
Federal agencies	14,726	274	—	—	14,726	274
State and municipal obligations	74,235	1,044	7,809	254	82,044	1,298
Mortgage-backed securities - GSE residential	111,104	2,576	6,523	255	117,627	2,831
Corporate obligations	2,972	28	—	—	2,972	28
Total available-for-sale	205,875	4,003	17,546	535	223,421	4,538

Held-to-maturity
State and municipal obligations	421	2	—	—	421	2

Total temporarily impaired securities	$206,296	$4,005	$17,546	$535	$223,842	$4,540
Federal Agency Obligations.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Commercial mortgage	$278,490	$261,202
Commercial and industrial	106,427	99,682
Construction and development	104,832	93,678
Multi-family	121,424	107,421
Residential mortgage	135,486	134,155
Home equity	9,347	7,146
Direct financing leases	130,859	126,762
Consumer	18,229	15,905
	905,094	845,951
Less
Allowance for loan and lease losses	12,381	12,108
Deferred loan fees	836	997

	$891,877	$832,846
The following tables present the activity in the allowance for loan and lease losses for the three and six months ended June 30, 2022 and 2021:

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended June 30, 2022:
Commercial mortgage	$4,730	$40	$—	$34	$4,804
Commercial and industrial	1,557	(75)	—	22	1,504
Construction and development	2,434	(11)	—	—	2,423
Multi-family	2,032	14	—	—	2,046
Residential mortgage	263	(80)	—	13	196
Home equity	35	(1)	—	—	34
Leases	1,064	256	(189)	8	1,139
Consumer	202	57	(30)	6	235
Total	$12,317	$200	$(219)	$83	$12,381

Six Months Ended June 30, 2022:
Commercial mortgage	$4,742	$21	$—	$41	$4,804
Commercial and industrial	1,639	(172)	—	37	1,504
Construction and development	2,286	137	—	—	2,423
Multi-family	1,875	171	—	—	2,046
Residential mortgage	263	(86)	—	19	196
Home equity	29	5	—	—	34
Leases	1,079	241	(199)	18	1,139
Consumer	195	83	(54)	11	235
Total	$12,108	$400	$(253)	$126	$12,381

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended June 30, 2021:
Commercial mortgage	$4,426	$160	$—	$6	$4,592
Commercial and industrial	2,238	(316)	(3)	31	1,950
Construction and development	1,728	206	—	—	1,934
Multi-family	1,042	311	—	—	1,353
Residential mortgage	328	(10)	—	51	369
Home equity	19	4	—	—	23
Leases	1,029	70	(171)	85	1,013
Consumer	149	105	(64)	7	197
Total	$10,959	$530	$(238)	$180	$11,431

Six Months Ended June 30, 2021:
Commercial mortgage	$4,628	$(48)	$—	$12	$4,592
Commercial and industrial	2,270	(366)	(3)	49	1,950
Construction and development	1,068	866	—	—	1,934
Multi-family	1,039	314	—	—	1,353
Residential mortgage	324	(12)	—	57	369
Home equity	18	5	—	—	23
Leases	1,054	145	(365)	179	1,013
Consumer	185	26	(75)	61	197
Total	$10,586	$930	$(443)	$358	$11,431

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of June 30, 2022 and December 31, 2021:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

As of June 30, 2022:
Commercial mortgage	$—	$4,804	$4,804	$—	$278,490	$278,490
Commercial and industrial	297	1,207	1,504	972	105,455	106,427
Construction and development	750	1,673	2,423	4,900	99,932	104,832
Multi-family	—	2,046	2,046	—	121,424	121,424
Residential mortgage	—	196	196	116	135,370	135,486
Home equity	—	34	34	—	9,347	9,347
Leases	—	1,139	1,139	—	130,859	130,859
Consumer	—	235	235	—	18,229	18,229
Total	$1,047	$11,334	$12,381	$5,988	$899,106	$905,094

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

As of December 31, 2021:
Commercial mortgage	$—	$4,742	$4,742	$128	$261,074	$261,202
Commercial and industrial	299	1,340	1,639	995	98,687	99,682
Construction and development	750	1,536	2,286	4,900	88,778	93,678
Multi-family	—	1,875	1,875	—	107,421	107,421
Residential mortgage	—	263	263	119	134,036	134,155
Home equity	—	29	29	—	7,146	7,146
Leases	—	1,079	1,079	—	126,762	126,762
Consumer	—	195	195	—	15,905	15,905
Total	$1,049	$11,059	$12,108	$6,142	$839,809	$845,951
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
The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of June 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of June 30, 2022:
Commercial mortgage	$274,372	$4,118	$—	$—	$—	$278,490
Commercial and industrial	98,167	6,928	1,332	—	—	106,427
Construction and development	99,932	—	4,900	—	—	104,832
Multi-family	121,424	—	—	—	—	121,424
Residential mortgage	133,623	—	1,863	—	—	135,486
Home equity	9,282	—	65	—	—	9,347
Leases	130,581	193	49	36	—	130,859
Consumer	18,123	—	106	—	—	18,229
Total	$885,504	$11,239	$8,315	$36	$—	$905,094

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2021:
Commercial mortgage	$256,043	$5,031	$128	$—	$—	$261,202
Commercial and industrial	91,082	7,191	1,409	—	—	99,682
Construction and development	88,778	—	4,900	—	—	93,678
Multi-family	107,421	—	—	—	—	107,421
Residential mortgage	132,223	—	1,932	—	—	134,155
Home equity	7,097	—	49	—	—	7,146
Leases	126,707	—	13	42	—	126,762
Consumer	15,883	—	22	—	—	15,905
Total	$825,234	$12,222	$8,453	$42	$—	$845,951

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$28	$—	$—	$28	$278,462	$278,490	$—
Commercial and industrial	—	67	367	434	105,993	106,427	—
Construction and development	785	—	4,900	5,685	99,147	104,832	—
Multi-family	—	—	—	—	121,424	121,424	—
Residential mortgage	537	460	1,980	2,977	132,509	135,486	1,865
Home equity	38	—	31	69	9,278	9,347	31
Leases	101	16	49	166	130,693	130,859	49
Consumer	107	18	106	231	17,998	18,229	106

Totals	$1,596	$561	$7,433	$9,590	$895,504	$905,094	$2,051

	December 31, 2021
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$29	$—	$128	$157	$261,045	$261,202	$—
Commercial and industrial	33	579	366	978	98,704	99,682	—
Construction and development	55	96	4,900	5,051	88,627	93,678	—
Multi-family	—	—	—	—	107,421	107,421	—
Residential mortgage	710	174	1,932	2,816	131,339	134,155	1,813
Home equity	131	—	12	143	7,003	7,146	12
Leases	144	82	—	226	126,536	126,762	—
Consumer	59	30	22	111	15,794	15,905	22

Totals	$1,161	$961	$7,360	$9,482	$836,469	$845,951	$1,847

The following tables present the Company’s impaired loans and specific valuation allowance at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial and industrial	$367	$566	$—
Residential mortgage	116	242	—
	$483	$808	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$605	$647	$297
Construction and development	4,900	4,900	750
	$5,505	$5,547	$1,047

Total impaired loans
Commercial and industrial	$972	$1,213	$297
Construction and development	4,900	4,900	750
Residential mortgage	116	242	—
Total impaired loans	$5,988	$6,355	$1,047

	December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$128	$199	$—
Commercial and industrial	367	566	—
Residential mortgage	119	244	—
	$614	$1,009	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$628	$658	$299
Construction and development	4,900	4,900	750
	$5,528	$5,558	$1,049

Total impaired loans
Commercial mortgage	$128	$199	$—
Commercial and industrial	995	1,224	299
Construction and development	4,900	4,900	750
Residential mortgage	119	244	—
Total impaired loans	$6,142	$6,567	$1,049

The following tables present the Company’s average investment in impaired loans and leases, and interest income recognized for the three and six months ended June 30, 2022 and 2021:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended June 30, 2022:
Total impaired loans
Commercial mortgage	$58	$—
Commercial and industrial	975	5
Construction and development	4,900	—
Residential mortgage	116	1
Total impaired loans and leases	$6,049	$6

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Six Months Ended June 30, 2022:
Total impaired loans
Commercial mortgage	$81	$12
Commercial and industrial	982	12
Construction and development	4,900	—
Residential mortgage	117	2
Total impaired loans and leases	$6,080	$26

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended June 30, 2021:
Total impaired loans
Commercial mortgage	$138	$10
Commercial and industrial	1,041	1
Construction and development	4,900	—
Residential mortgage	178	1
Total impaired loans and leases	$6,257	$12

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Six Months Ended June 30, 2021:
Total impaired loans
Commercial mortgage	$118	$10
Commercial and industrial	1,066	11
Construction and development	3,267	—
Residential mortgage	179	3
Total impaired loans and leases	$4,630	$24

The following table presents the Company’s nonaccrual loans and leases at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Commercial mortgage	$—	$128
Commercial and industrial	972	995
Construction	4,900	4,900
Residential mortgage	116	119
Leases	36	42

	$6,024	$6,184
During the three and six months ended June 30, 2022 and 2021, there were no newly classified TDRs. For the three and six months ended June 30, 2022 and 2021, the Company recorded no charge-offs related to TDRs. As of June 30, 2022 and December 31, 2021, TDRs had a related allowance of $47,000 and $49,000, respectively. During the three and six months ended June 30, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
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
In March 2020, the Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. As of June 30, 2022, the Company had no loan and lease modifications outstanding related to the COVID-19 pandemic in accordance with the CARES Act.
At June 30, 2022 and December 31, 2021, the balance of real estate owned included $0 and $27,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.1 million and $885,000, respectively.
The following lists the components of the net investment in direct financing leases:

	June 30, 2022	December 31, 2021

Total minimum lease payments to be received	$143,895	$140,214
Initial direct costs	7,920	7,035
	151,815	147,249
Less: Unearned income	(20,956)	(20,487)

Net investment in direct finance leases	$130,859	$126,762
There were no leases serviced by the Company for the benefit of others at June 30, 2022 and December 31, 2021. Certain leases have been sold from time to time by the Company with partial recourse. The Company estimates and records its obligation based upon historical loss percentages. At both June 30, 2022 and December 31, 2021, the Company did not have any recorded recourse obligations on leases sold.
The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2022:

Remainder of 2022	$28,267
2023	47,122
2024	34,815
2025	21,321
2026	10,461
Thereafter	1,909

$143,895

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2022
Available-for-sale securities
U.S. Treasury securities	$395	$—	$395	$—
SBA Pools	7,184	—	7,184	—
Federal agencies	13,317	—	13,317	—
State and municipal obligations	139,201	—	139,201	—
Mortgage-backed securities - GSE residential	131,742	—	131,742	—
Corporate obligations	10,793	—	10,793	—
	$302,632	$—	$302,632	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021
Available-for-sale securities
SBA Pools	$8,613	$—	$8,613	$—
Federal agencies	14,726	—	14,726	—
State and municipal obligations	167,452	—	167,452	—
Mortgage-backed securities - GSE residential	162,510	—	162,510	—
Corporate obligations	4,224	—	4,224	—
Equity securities	13	13	—	—
	$357,538	$13	$357,525	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2022.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2022
Impaired loans, collateral dependent	$308	$—	$—	$308
Mortgage-servicing rights	1,641	—	—	1,641

December 31, 2021
Impaired loans, collateral dependent	$4,587	$—	$—	$4,587
Mortgage-servicing rights	1,647	—	—	1,647

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

	Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$308	Appraisal	Marketability discount	0 - 43%
Mortgage-servicing rights	$1,641	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,587	Appraisal	Marketability discount	0 - 39%
Mortgage-servicing rights	$1,647	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Financial assets
Cash and cash equivalents	$14,419	$14,419	$—	$—
Available-for-sale securities	302,632	—	302,632	—
Held-to-maturity securities	8,144	—	8,142	—
Loans held for sale	1,120	—	—	1,063
Loans and leases receivable, net	891,877	—	—	866,754
Federal Reserve and FHLB stock	9,781	—	9,781	—
Interest receivable	4,131	—	4,131	—
Financial liabilities
Deposits	945,333	—	941,055	—
FHLB advances	180,000	—	180,171	—
Interest payable	268	—	268	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets
Cash and cash equivalents	$23,038	$23,038	$—	$—
Available-for-sale securities	357,538	13	357,525	—
Held-to-maturity securities	9,041	—	9,186	—
Loans held for sale	558	—	—	555
Loans and leases receivable, net	832,846	—	—	833,975
Federal Reserve and FHLB stock	9,992	—	9,992	—
Interest receivable	4,193	—	4,193	—
Financial liabilities
Deposits	900,175	—	900,528	—
FHLB advances	180,000	—	185,065	—
Interest payable	258	—	258	—
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

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021

Net income	$3,485	$2,781
Shares outstanding for Basic EPS:
Average shares outstanding	12,048,477	12,896,773
Less: average restricted stock award shares not vested	347,438	434,544
Less: average unearned ESOP Shares	937,679	991,785
Shares outstanding for Basic EPS	10,763,360	11,470,444

Additional Dilutive Shares	361,612	259,833

Shares outstanding for Diluted EPS	11,124,972	11,730,277

Basic Earnings Per Share	$0.32	$0.24
Diluted Earnings Per Share	$0.31	$0.24

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net income	$6,503	$5,344
Shares outstanding for Basic EPS:
Average shares outstanding	12,196,976	13,009,766
Less: average restricted stock award shares not vested	347,914	433,031
Less: average unearned ESOP Shares	944,405	998,511
Shares outstanding for Basic EPS	10,904,657	11,578,224

Additional Dilutive Shares	395,650	212,869

Shares outstanding for Diluted EPS	11,300,307	11,791,093

Basic Earnings Per Share	$0.60	$0.46
Diluted Earnings Per Share	$0.58	$0.45

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $55,000, $108,000, $64,000, and $116,000 for the three and six months ended June 30, 2022 and 2021, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,560,701 and $12,928,359 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at June 30, 2022 and December 31, 2021, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three and six months ended June 30, 2022 and 2021 was $208,000, $191,000, $434,000, and $374,000, respectively.

	June 30, 2022	December 31, 2021

Earned ESOP shares	157,829	130,775
Unearned ESOP shares	924,301	951,355
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.98	$16.05
Fair value of earned shares	$2,206	$2,099
Fair value of unearned shares	$12,922	$15,269

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
The following table summarizes the restricted stock awards activity in the 2020 EIP during the six months ended June 30, 2022.

	Six Months Ended June 30, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	348,395	$10.56
Granted	—	—
Vested	(87,104)	10.56
Forfeited	—	—
Non-vested, June 30, 2022	261,291	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and six months ended June 30, 2022 was $229,000 and $456,000, respectively, and the related tax benefit recognized was $48,000 and $96,000, respectively. As of June 30, 2022, unrecognized compensation expense related to restricted stock awards was $2.8 million.
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

June 30, 2021. Forfeited options may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2022.

	Six Months Ended June 30, 2022
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, June 30, 2022	1,050,961	10.56
Exercisable at end of period	413,120	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of June 30, 2022 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	850,458	$2.91
Vested	(212,617)	—
Granted	—	—
Forfeited	—	—
Non-vested, June 30, 2022	637,841	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and six months ended June 30, 2022 was $154,000 and $307,000, respectively, and the related tax benefit recognized was $17,000 and $34,000, respectively. As of June 30, 2022, unrecognized compensation expense related to the stock option awards was $1.9 million.

Note 8: Subsequent Event
Subsequent to June 30, 2022 through August 12, 2022, the Company purchased 32,054 shares of the Company's common stock pursuant to its existing stock repurchase programs, leaving 1,154,209 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2022, and the consolidated results of operations for the three and six month periods ended June 30, 2022, compared to the same periods in 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
The terms “we,” “our,” “us,” or the “Company” refer to Richmond Mutual Bancorporation, Inc. and its consolidated direct and indirect subsidiaries, First Bank Richmond, which we sometimes refer to as the “Bank”, First Insurance Management, Inc., FB Richmond Holdings, Inc. and FB Richmond Properties, Inc., unless the context otherwise requires.
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
•supply chain disruptions due to COVID-19 employee absences, as well as the ongoing war in Ukraine, could adversely impact the ability of our borrowers to manage their cash flow and ultimately to repay their loans;
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $134.4 million at June 30, 2022.
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
First Insurance Management, Inc., a wholly-owned subsidiary of the Company which was formed and began operations in June 2022, is a Nevada-based captive insurance company that insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. First Insurance Management, Inc. is subject to the regulations of the State of Nevada and undergoes periodic examinations by the Nevada Division of Insurance.
FB Richmond Holdings, Inc., a wholly-owned subsidiary of First Bank Richmond which was formed and began operations in April 2020, is a Nevada corporation that holds and manages substantially all of First Bank Richmond's investment portfolio. FB Richmond Holdings, Inc. has one active subsidiary, FB Richmond Properties, Inc., a Delaware corporation which holds loans on behalf of the Bank.
At June 30, 2022, on a consolidated basis, we had $1.3 billion in assets, $891.9 million in loans and leases, net of allowance, $945.3 million in deposits and $138.9 million in stockholders’ equity.  At June 30, 2022, First Bank Richmond’s total risk-based capital ratio was 16.72%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2022, net income was $6.5 million, compared with net income of $5.3 million for the six months ended June 30, 2021.
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
Comparison of Financial Condition at June 30, 2022 and December 31, 2021
General.  Total assets increased $4.0 million, or 0.3%, to $1.3 billion at June 30, 2022 from December 31, 2021. The increase was primarily the result of increases of $59.0 million, or 7.1% in loans and leases, net of allowance, to $891.9 million and $9.4 million, or 86.9%, in other assets to $20.2 million at June 30, 2022. These increases were partially offset by a $55.8 million, or 15.2%, decrease in investment securities to $310.8 million and an $8.6 million, or 37.4% decrease in cash and cash equivalents to $14.4 million at June 30, 2022.

Investment Securities. Investment securities available-for-sale decreased $54.9 million, or 15.4%, to $302.6 million, while investment securities held-to-maturity decreased $897,000, or 9.9%, to $8.1 million at June 30, 2022 compared to December 31, 2021. The decrease in investment securities available-for-sale was primarily the result of a portion of the maturing securities and payments on securities being used to fund growth in the loan and lease portfolio, as well as greater mark-to-market adjustments to the portfolio due to increases in unrealized losses. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $59.0 million, or 7.1%, to $891.9 million at June 30, 2022 from $832.8 million at December 31, 2021.  The increase in loans and leases was attributable primarily to increases in commercial real estate loans of $17.3 million, multi-family loans of $14.0 million, and construction and development loans of $11.2 million. Commercial and industrial loans increased $6.7 million despite a decrease of $2.3 million in Paycheck Protection Program ("PPP") loans resulting from loan forgiveness by the U.S. Small Business Administration ("SBA"). PPP loans totaled $3.7 million at June 30, 2022. Loans held for sale totaled $1.1 million and $558,000 at June 30, 2022 and December 31, 2021, respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $8.1 million or 0.89% of total loans and leases at June 30, 2022, compared to $8.0 million or 0.95% of total loans and leases at December 31, 2021. Accruing loans and leases past due more than 90 days totaled $2.1 million at June 30, 2022, compared to $1.8 million at December 31, 2021.
At June 30, 2022, troubled debt restructurings ("TDRs") totaled $432,000, compared to $456,000 at December 31, 2021, all of which were on nonaccrual status as of such dates.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $273,000, or 2.3%, to $12.4 million at June 30, 2022 from $12.1 million at December 31, 2021. At June 30, 2022, the allowance for loan and lease losses totaled 1.37% of total loans and leases outstanding, compared to 1.43% at December 31, 2021. Net charge-offs during the first half of 2022 were $127,000, compared to net charge-offs of $85,000 during the first half of 2021.  The allowance for loan and lease losses to non-performing loans and leases was 153.3% at June 30, 2022, compared to 150.8% at December 31, 2021.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2022, which evaluation included consideration of potential credit losses due to economic conditions driven by any lingering impact of the COVID-19 pandemic, particularly concerning the ongoing difficulty businesses are having in hiring sufficient employees and the supply chain disruptions this has caused, as well as supply chain disruptions caused by the war in Ukraine. Any lingering impact of the pandemic and the war on the Company’s deposit and loan customers is still not fully known at this time. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Other Assets. Other assets increased $9.4 million, or 86.9%, to $20.2 million at June 30, 2022 from $10.8 million at December 31, 2021, primarily as a result of a $10.1 million increase in deferred tax assets due to the mark-to-market adjustment on the available-for-sale investment portfolio.
Deposits. Total deposits increased $45.2 million, or 5.0%, to $945.3 million at June 30, 2022, from $900.2 million at December 31, 2021.  The increase in deposits primarily was due to an increase in brokered time deposits of $31.2 million and savings and money market accounts of $30.8 million, partially offset by a decrease in other time deposits of $21.7 million. Management attributes the shift in funds to customers anticipating potentially higher rates being paid on time deposits in 2022 in connection with the recent and expected future interest rate hikes by the Federal Reserve this year. Brokered deposits totaled $153.0 million, or 16.2% of total deposits, at June 30, 2022, compared to $121.8 million, or 13.5% of total deposits, at December 31, 2021. At June 30, 2022, noninterest-bearing deposits totaled $116.8 million, or 12.4% of total deposits, compared to $114.3 million or 12.7% of total deposits at December 31, 2021.
Borrowings. Total borrowings, consisting solely of FHLB advances, were steady at $180.0 million at June 30, 2022 and December 31, 2021.
Stockholders’ Equity. Stockholders’ equity totaled $138.9 million at June 30, 2022, a decrease of $41.5 million, or 23.0%, from December 31, 2021.  The decrease in stockholders' equity from year-end 2021 resulted from an increase in accumulated other comprehensive loss of $38.0 million due to a greater mark-to-market adjustment to the investment portfolio as a result of higher interest rates, the payment of $2.2 million in dividends to Company stockholders, and the repurchase of $9.0 million of Company common stock, partially offset by net income of $6.5 million. The Company repurchased 552,082 shares of Company common stock at an average price of $16.25 per share for a total of $9.0 million during the first six months of 2022. The Company’s equity to asset ratio was 10.9% at June 30, 2022.  At June 30, 2022, the Bank’s Tier 1 capital to total assets ratio was 12.7% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021.
General. Net income for the three months ended June 30, 2022 was $3.5 million, a $704,000 or 25.3% increase from net income of $2.8 million for the three months ended June 30, 2021. The $3.5 million in earnings equaled $0.31 diluted earnings per share for the second quarter of 2022, compared to $0.24 diluted earnings per share for the second quarter of 2021. The increase in net income was primarily the result of a $1.4 million increase in net interest income and a $330,000 decrease in the provision for loan losses, partially offset by a $464,000 decrease in noninterest income and a $278,000 increase in noninterest expense.
Interest Income.  Interest income increased $1.3 million, or 12.0%, to $12.4 million during the quarter ended June 30, 2022, compared to $11.1 million during the quarter ended June 30, 2021.  Interest income on loans and leases increased $826,000, or 8.4%, to $10.7 million for the quarter ended June 30, 2022, from $9.9 million for the comparable quarter in 2021, due to higher average balances in the loan and lease portfolio, partially offset by a decrease in the average loan and lease yield of 19 basis points.  The average outstanding loan and lease balances were $875.8 million for the quarter ended June 30, 2022, compared to $778.4 million for the quarter ended June 30, 2021.  The average yield on loans and leases was 4.88% for the quarter ended June 30, 2022, compared to 5.07% for the comparable quarter in 2021. Interest income included $91,000 in fees earned related to PPP loans in the quarter ended June 30, 2022 compared to $696,000 during the same quarter in 2021. As of June 30, 2022, total unrecognized fees on PPP loans were approximately $119,000.
Interest income on investment securities, including FHLB stock, increased $485,000, or 38.8%, to $1.7 million during the quarter ended June 30, 2022, compared to the same quarter in 2021.  The increase in interest income on investment securities from the comparable period in 2021 was due to an increase in the average balances of $10.5 million and a 53 basis point increase in the average yield earned on investment securities.  The average balance of investment securities, including FHLB stock, was $332.9 million for the quarter ended June 30, 2022, compared to $322.4 million for the quarter ended June 30, 2021.  The average yield on investment securities, including FHLB stock, was 2.08% for the second quarter of 2022, compared to 1.55% for the second quarter of 2021.
Interest Expense. Interest expense remained relatively flat at $1.9 million for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021.  Interest expense on deposits increased $53,000, or 4.4%, to $1.3 million for the quarter ended June 30, 2022, from the comparable quarter in 2021. The increase in interest expense on deposits primarily was attributable to a $150.2 million increase in average interest-bearing deposit balances, partially offset by a 35 basis point decrease in the average rate paid on certificate of deposit accounts to 0.86% during the three months ended June 30, 2022, from 1.21% for the comparable quarter in 2021. The average rate paid on interest-bearing deposits was 0.62% for the quarter ended June 30, 2022, compared to 0.72% for the quarter ended June 30, 2021.  The average balance of interest-bearing deposits increased to $826.3 million, or 22.2%, in the quarter ended June 30, 2022, compared to $676.2 million in the comparable quarter in 2021. Interest expense on FHLB borrowings decreased $76,000, or 10.9%, to $624,000 in the second quarter of 2022 compared to $701,000 for the same quarter in 2021, due to a 15 basis point decline in the average rate paid on borrowings to 1.47% during the three months ended June 30, 2022, from 1.62% for the comparable quarter in 2021, and a $2.8 million decrease in the average outstanding balance of borrowings during the current quarter compared to the same period in 2021.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $1.4 million, or 14.8%, to $10.5 million in the second quarter of 2022, compared to $9.2 million for the second quarter of 2021.  This increase was due to an increase in average interest-earning assets and a 26 basis point increase in the average interest rate spread during the second quarter of 2022 compared to the comparable quarter in 2021. Net interest margin (annualized) was 3.45% for the three months ended June 30, 2022, compared to 3.27% for the three months ended June 30, 2021.  The increase in net interest margin was primarily due to the yield on interest-earning assets increasing 11 basis points while the rate paid on interest-bearing liabilities dropped 15 basis points. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of three basis points during the quarter ended June 30, 2022, identical to the comparable quarter in 2021.
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

	Three Months Ended June 30,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$875,801	$10,682	4.88%	$778,430	$9,857	5.07%
Securities	323,078	1,656	2.05%	313,327	1,185	1.51%
FHLB stock	9,781	78	3.19%	9,050	64	2.83%
Cash and cash equivalents and other	15,254	32	0.84%	22,839	6	0.11%
Total interest-earning assets	1,223,914	12,448	4.07%	1,123,646	11,112	3.96%
Non-earning assets	41,860			47,649
Total assets	1,265,774			1,171,295

Interest-bearing liabilities:
Savings and money market accounts	296,224	388	0.52%	253,086	317	0.50%
Interest-bearing checking accounts	169,618	111	0.26%	152,596	88	0.23%
Certificate accounts	360,498	776	0.86%	270,497	816	1.21%
Borrowings	170,264	624	1.47%	173,077	701	1.62%
Total interest-bearing liabilities	996,604	1,899	0.76%	849,256	1,922	0.91%
Noninterest-bearing demand deposits	113,887			112,279
Other liabilities	8,323			25,363
Stockholders' equity	146,960			184,397
Total liabilities and stockholders' equity	1,265,774			1,171,295

Net interest income		$10,549			$9,190
Net earning assets	$227,310			$274,390

Net interest rate spread(1)			3.31%			3.05%
Net interest margin(2)			3.45%			3.27%
Average interest-earning assets to average interest-bearing liabilities	122.81%			132.31%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended June 30, 2022 totaled $200,000 compared to $530,000 for the three months ended June 30, 2021, a $330,000 or 62.3% decrease. The decrease primarily was due to improvement in the overall economy from the effects of the COVID-19 pandemic and the continued positive effects of the government's response to the pandemic on the Bank's loan portfolio, partially offset by the increase in the loan portfolio. Net charge-offs during the second quarter of 2022 were $136,000, compared to net charge-offs of $58,000 in the second quarter of 2021. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio and assist our clients through the ongoing uncertainty surrounding the duration and impact of the COVID-19 pandemic, uncertainties relating to our allowance for loan losses are heightened as a result of any possible continuing effects of the COVID-19 pandemic, the recent dramatic rise in inflation and interest rates and potential supply chain disruptions due to the war in Ukraine.

Noninterest Income.  Noninterest income decreased $464,000 or 28.3%, to $1.2 million for the quarter ended June 30, 2022, compared to $1.6 million for the comparable quarter in 2021.  The decrease in noninterest income resulted primarily from a $348,000 or 61.1% decrease in net gains on loan and lease sales to $222,000 during the second quarter of 2022, compared to $569,000 during the second quarter of 2021. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower supply of houses for sale in the Bank's market area. During the three months ended June 30, 2022, the Company sold $9.9 million of loans compared to the sale of $19.2 million of loans during the three months ended June 30, 2021. Card fee income increased $27,000, or 9.9%, to $302,000 in the second quarter of 2022 from $275,000 in the second quarter of 2021 due to increased debit card usage.  Loan and lease servicing income decreased $71,000, or 28.4%, to $178,000 for the second quarter of 2022 compared to $249,000 for the comparable quarter in 2021 as the Company recorded a recovery of $76,000 to the value of its mortgage servicing rights in the second quarter of 2022, compared to a recovery of $178,000 in the second quarter of 2021. Service fees on deposit accounts increased $50,000, or 25.0%, to $248,000 for the quarter ended June 30, 2022, compared to $199,000 for the quarter ended June 30, 2021. The increase in service fees on deposit accounts during the second quarter of 2022 compared to the second quarter of 2021 was primarily the result of increased overdraft fees, many of which were waived in the second quarter of 2021.
Noninterest Expense.  Noninterest expense increased $278,000, or 4.0%, to $7.2 million for the three months ended June 30, 2022, from $6.9 million for the same period in 2021.  Salaries and employee benefits increased $201,000, or 4.7%, to $4.5 million for the quarter ended June 30, 2022, compared to the same quarter in 2021. Other expenses decreased $85,000, or 9.7%, to $791,000 in the second quarter of 2022 compared to the same quarter of 2021 primarily due to decreased loan expenses, franchise tax expense and expenses related to employee professional development, partially offset by a decrease in fraud losses compared to the same quarter of 2021.
Income Tax Expense.  Income tax expense increased $243,000 during the three months ended June 30, 2022, compared to the same period in 2021 due to a higher level of pre-tax income and a higher effective tax rate.  The effective tax rate for the second quarter of 2022 was 20.2% compared to 18.7% for the same quarter a year ago.
Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021.
General. Net income for the six months ended June 30, 2022 was $6.5 million, a $1.2 million or 21.7%, increase from net income of $5.3 million for the six months ended June 30, 2021. The $6.5 million in earnings equaled $0.58 diluted earnings per share for the first six months of 2022, compared to $0.45 diluted earnings per share for the first six months of 2021. The increase in net income was primarily the result of a $2.4 million increase in net interest income and a $530,000 decrease in the provision for loan losses, partially offset by a $876,000 decrease in noninterest income and a $634,000 increase in noninterest expense.
Interest Income.  Interest income increased $2.4 million, or 10.9%, to $24.4 million during the six months ended June 30, 2022, compared to $22.0 million during the six months ended June 30, 2021.  Interest income on loans and leases increased $1.2 million, or 6.2%, to $20.9 million for the six months ended June 30, 2022, from $19.7 million for the comparable period in 2021, due to higher average balances in the loan and lease portfolio, partially offset by a decrease in the average loan and lease yield of 26 basis points.  The average outstanding loan and lease balances were $862.9 million for the first six months of 2022, compared to $771.1 million for the first six months of 2021.  The average yield on loans and leases was 4.86% for the six months ended June 30, 2022, compared to 5.12% for the comparable period in 2021. Interest income also included $259,000 in fees earned related to PPP loans in the six months ended June 30, 2022 compared to $1.3 million during the same period in 2021. As of June 30, 2022, total unrecognized fees on PPP loans were $119,000.
Interest income on investment securities, including FHLB stock, increased $1.1 million, or 50.7%, to $3.4 million during the six months ended June 30, 2022, compared to the same period in 2021.  The increase in interest income on investment securities from the comparable period in 2021 was due to an increase in the average balances of $51.9 million and a 43 basis point increase in the average yield earned on investment securities.  The average balance of investment securities, including FHLB stock, was $348.1 million for the six months ended June 30, 2022, compared to $296.2 million for the six months ended June 30, 2021.  The average yield on investment securities, including FHLB stock, was 1.95% for the first half of 2022, compared to 1.52% for the first half of 2021.
Interest Expense. Interest expense remained relatively flat at $3.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  Interest expense on deposits increased $115,000, or 4.8%, to $2.5 million for the six months ended June 30, 2022, from the comparable period in 2021. The increase in interest expense on deposits primarily was attributable to a $164.5 million increase in average interest-bearing deposit balances, partially offset by a 39 basis point decrease in the average rate paid on certificate of deposit accounts to 0.88% during the six months ended June 30, 2022, from

1.27% for the comparable period in 2021. The average rate paid on interest-bearing deposits was 0.62% for the six months ended June 30, 2022, compared to 0.75% for the six months ended June 30, 2021.  The average balance of interest-bearing deposits increased to $810.0 million, or 25.5%, in the six months ended June 30, 2022, compared to $645.4 million in the comparable period in 2021. Interest expense on FHLB borrowings decreased $131,000, or 9.3%, to $1.3 million in the first half of 2022 compared to $1.4 million for the same period in 2021, due to a 20 basis point decline in the average rate paid on borrowings to 1.43% during the six months ended June 30, 2022, from 1.63% for the comparable period in 2021, partially offset by a $5.3 million increase in the average outstanding balance of borrowings during the current period compared to the same period in 2021.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $2.4 million, or 13.3%, to $20.6 million in the first six months of 2022, compared to $18.2 million for the first six months of 2021.  This increase was due to an increase in average interest-earning assets and an 11 basis point increase in the average interest rate spread during the first six months of 2022 compared to the comparable period in 2021. Net interest margin (annualized) was 3.36% for the six months ended June 30, 2022, compared to 3.32% for the six months ended June 30, 2021. The increase in net interest margin was primarily due to the yield on interest-earning assets dropping slower than the rate paid on interest-bearing liabilities. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of four basis points during the six months ended June 30, 2022, compared to a positive impact of eight basis points to the yield on loans and leases in the comparable period in 2021.
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

	Six Months Ended June 30,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$862,940	$20,948	4.86%	$771,131	$19,724	5.12%
Securities	338,289	3,242	1.92%	287,190	2,125	1.48%
FHLB stock	9,844	161	3.27%	9,050	133	2.94%
Cash and cash equivalents and other	16,970	39	0.46%	27,193	13	0.10%
Total interest-earning assets	1,228,043	24,390	3.97%	1,094,564	21,995	4.02%
Non-earning assets	38,818			43,869
Total assets	1,266,861			1,138,433

Interest-bearing liabilities:
Savings and money market accounts	280,313	725	0.52%	238,200	595	0.50%
Interest-bearing checking accounts	167,630	208	0.25%	147,555	169	0.23%
Certificate accounts	362,011	1,591	0.88%	259,694	1,644	1.27%
Borrowings	176,845	1,264	1.43%	171,547	1,395	1.63%
Total interest-bearing liabilities	986,799	3,788	0.77%	816,996	3,803	0.93%
Noninterest-bearing demand deposits	112,393			108,420
Other liabilities	7,450			25,018
Stockholders' equity	160,219			187,999
Total liabilities and stockholders' equity	1,266,861			1,138,433

Net interest income		$20,602			$18,192
Net earning assets	$241,244			$277,568

Net interest rate spread(1)			3.20%			3.09%
Net interest margin(2)			3.36%			3.32%
Average interest-earning assets to average interest-bearing liabilities	124.45%			133.97%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the six months ended June 30, 2022 totaled $400,000 compared to $930,000 for the six months ended June 30, 2021, a $530,000 or 57.0% decrease. The decrease primarily was due to improvement in the overall economy from the effects of the COVID-19 pandemic and the positive effects of the government's response to the pandemic on the Bank's loan portfolio, partially offset by the increase in the loan portfolio. Net charge-offs during the first half of 2022 were $127,000, compared to net charge-offs of $85,000 in the first half of 2021.
Noninterest Income.  Noninterest income decreased $876,000, or 27.7%, to $2.3 million for the six months ended June 30, 2022, compared to $3.2 million for the comparable period in 2021.  The decrease in noninterest income resulted primarily from a $1.1 million or 69.7% decrease in net gains on loan and lease sales to $465,000 during the first half of 2022, compared to $1.5 million during the first half of 2021. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity and a lower supply of houses for sale in the Bank's market area. During the six months ended June 30, 2022, the Company sold $20.5 million of loans compared to the sale of $45.1 million of loans during the six months ended June 30, 2021. Card fee income increased $63,000, or 12.1%, to $580,000 in the first half of 2022 from $517,000 in the first half of 2021 due to increased debit card usage.  Loan and lease servicing income increased $63,000 to $206,000 for the first half of 2022 compared to $143,000 for the comparable period in 2021 adversely impacted by a recorded impairment of $35,000 to the value of its mortgage servicing rights in the first half of

2022, compared to a recovery of $20,000 in the first half of 2021. Service fees on deposit accounts increased $90,000, or 22.8%, to $483,000 for the six months ended June 30, 2022, compared to $393,000 for the six months ended June 30, 2021. The increase in service fees on deposit accounts during the first half of 2022 compared to the first half of 2021 was primarily the result of increased overdraft fees, many of which were waived in the first half of 2021.
Noninterest Expense.  Noninterest expense increased $634,000, or 4.6%, to $14.5 million for the six months ended June 30, 2022, from $13.9 million for the same period in 2021.  Salaries and employee benefits increased $207,000, or 2.4%, to $9.0 million for the six months ended June 30, 2022, compared to the same period in 2021. Data processing fees increased $138,000, or 12.7%, to $1.2 million in the first six months of 2022 compared to the same period of 2021, primarily due to the upgrading of our digital banking products. Net occupancy expenses increased $87,000, or 13.9%, to $711,000 the first six months of 2022 compared to the same period of 2021, primarily due to higher property taxes, utilities expense, and maintenance expense. Other expenses increased $100,000, or 6.1%, to $1.7 million in the first half of 2022 compared to the same period of 2021 primarily due to increased loan expenses, franchise tax expense, expenses related to employee professional development, and expenses related to brokered certificates of deposit, partially offset by a reduction in fraud losses.
Income Tax Expense.  Income tax expense increased $271,000 during the six months ended June 30, 2022, compared to the same period in 2021 due to a higher level of pre-tax income.  The effective tax rate for the first half of 2022 was 18.7%, the same as the first half of 2021.
Capital and Liquidity
Capital. Shareholders' equity totaled $138.9 million at June 30, 2022 and $180.5 million at December 31, 2021. In addition to net income of $6.5 million, other sources of capital during the first six months of 2022 included $434,000 related to the allocation of ESOP shares during the year and $763,000 related to stock-based compensation. Uses of capital during the first six months of 2022 included $2.2 million of dividends paid on common stock, $38.0 million of other comprehensive loss, net of tax, and $9.0 million of stock repurchases. The decrease in the accumulated other comprehensive income/loss component of shareholders' equity was due to an increase in the unrealized loss on available-for-sale securities reflecting the increase in market interest rates during the current quarter.
We paid a regular quarterly dividend of $0.10 per common share during the first half of 2022, and regular quarterly dividends of $0.07 per common share and a special dividend of $0.50 per common share during 2021. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at the current dividend rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of our outstanding shares, which was completed on July 7, 2022. On July 21, 2022, the Company announced a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of the Company's then outstanding shares, which program will expire in July 2023 unless completed sooner. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
As of June 30, 2022, we had approximately $3.6 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2022, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $70.0 million. Furthermore, at June 30, 2022, we had approximately $206.2 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of June 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2022 was $10.0 million, compared to $2.5 million of net cash used in operating activities for the six months ended June 30, 2021. During the six months ended June 30, 2022, net cash used in investing activities was $52.5 million, which consisted primarily of net change in loans receivable, compared to $133.4 million of net cash used in investing activities for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was $33.9 million, which was comprised primarily of net change in deposits, compared to $104.2 million of net cash provided by financing activities during the six months ended June 30, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends upstreamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by First Bank Richmond. At June 30, 2022, Richmond Mutual Bancorporation, on an unconsolidated basis, had $8.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2022, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2022
Total risk-based capital (to risk weighted assets)	$177,431	16.7%	$84,899	8.0%	$106,124	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,050	15.6	63,674	6.0	84,899	8.0
Common equity tier 1 capital (to risk weighted assets)	165,050	15.6	47,756	4.5	68,981	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,050	12.7	51,812	4.0	64,765	5.0

As of December 31, 2021
Total risk-based capital (to risk weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%
Tier 1 risk-based capital (to risk weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0
Common equity tier 1 capital (to risk weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	157,481	12.5	50,284	4.0	62,855	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2022, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2021 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2021 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its then outstanding shares. This repurchase program was completed on July 7, 2022. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2022 - April 30, 2022	18,906	$16.81	18,906	890,456
May 1, 2022 - May 31, 2022	345,816	16.36	345,816	544,640
June 1, 2022 - June 30, 2022	97,169	15.44	97,169	447,471
	461,891	16.18	461,891
(1)     On July 21, 2022, the Company announced that its Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares, which will expire in July 2023, unless completed sooner.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 12, 2022	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 12, 2022	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)