Form 10-Q
period 2022-09-30
Richmond Mutual Bancorporation, Inc.
filed 2022-11-10
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,795,238 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 10, 2022.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$12,772,784	$8,473,558
Interest-bearing demand deposits	6,578,777	14,564,587
Cash and cash equivalents	19,351,561	23,038,145
Investment securities - available for sale	279,744,683	357,537,845
Investment securities - held to maturity	7,359,705	9,040,825
Loans held for sale	78,000	557,500
Loans and leases, net of allowance for losses of $12,556,000 and $12,108,000, respectively	915,464,191	832,846,017
Premises and equipment, net	13,775,644	14,347,088
Federal Home Loan Bank stock	9,902,300	9,992,400
Interest receivable	3,960,596	4,192,827
Mortgage-servicing rights	1,738,700	1,646,509
Cash surrender value of life insurance	3,652,045	3,619,140
Other assets	23,578,593	10,821,445

Total assets	$1,278,606,018	$1,267,639,741

Liabilities
Noninterest-bearing deposits	114,779,593	114,302,794
Interest-bearing deposits	843,860,760	785,872,606
Total deposits	958,640,353	900,175,400
Federal Home Loan Bank advances	187,000,000	180,000,000
Advances by borrowers for taxes and insurance	599,985	531,030
Interest payable	676,184	258,032
Other liabilities	6,717,141	6,193,944
Total liabilities	1,153,633,663	1,087,158,406

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,802,424 shares and 12,400,195 shares at September 30, 2022 and December 31, 2021, respectively	118,024	124,002
Additional paid-in capital	105,945,726	114,339,810
Retained earnings	86,495,710	80,157,893
Unearned employee stock ownership plan (ESOP)	(12,376,872)	(12,928,359)
Accumulated other comprehensive loss	(55,210,233)	(1,212,011)
Total stockholders' equity	124,972,355	180,481,335

Total liabilities and stockholders' equity	$1,278,606,018	$1,267,639,741
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Loans and leases	$11,302,066	$10,437,783	$32,250,396	$30,161,755
Investment securities	1,832,459	1,456,124	5,234,954	3,714,207
Other	35,588	6,581	74,696	19,559
Total interest income	13,170,113	11,900,488	37,560,046	33,895,521
Interest Expense
Deposits	1,798,748	1,253,901	4,322,229	3,662,562
Borrowings	858,592	688,533	2,122,778	2,083,095
Total interest expense	2,657,340	1,942,434	6,445,007	5,745,657
Net Interest Income	10,512,773	9,958,054	31,115,039	28,149,864
Provision for losses on loans and leases	200,000	500,000	600,000	1,430,000
Net Interest Income After Provision for Losses on Loans and Leases	10,312,773	9,458,054	30,515,039	26,719,864
Noninterest Income
Service charges on deposit accounts	259,948	236,204	742,905	629,425
Card fee income	298,191	266,497	877,974	783,700
Loan and lease servicing fees	235,973	(181,498)	441,912	(38,210)
Net gains on securities (includes $0, $17,887, $0, and $55,799, respectively, related to accumulated other comprehensive income reclassifications)	—	17,887	—	55,799
Net gains on loan and lease sales	116,155	556,664	580,919	2,090,892
Other income	273,376	249,184	831,771	791,648
Total noninterest income	1,183,643	1,144,938	3,475,481	4,313,254
Noninterest Expenses
Salaries and employee benefits	4,710,284	4,217,780	13,676,443	12,977,382
Net occupancy expenses	336,270	321,473	1,047,582	945,806
Equipment expenses	317,814	334,187	951,781	985,951
Data processing fees	743,526	512,917	1,970,350	1,601,704
Deposit insurance expense	86,000	76,000	248,000	211,000
Printing and office supplies	45,155	44,705	140,222	122,516
Legal and professional fees	376,323	302,528	1,059,685	937,569
Advertising expense	85,050	103,118	281,045	268,988
Bank service charges	42,495	39,327	103,253	99,074
Real estate owned expense	14,248	4,329	22,534	15,031
Loss on sale of real estate owned	—	—	847	1,278
Other expenses	965,508	887,939	2,712,418	2,535,140
Total noninterest expenses	7,722,673	6,844,303	22,214,160	20,701,439
Income Before Income Tax Expense	3,773,743	3,758,689	11,776,360	10,331,679
Provision for income taxes (includes $0, $3,756, $0, and $11,718, respectively, related to income tax expense from reclassification of items)	615,515	676,414	2,115,198	1,905,571
Net Income	$3,158,228	$3,082,275	$9,661,162	$8,426,108
Earnings Per Share
Basic	$0.30	$0.28	$0.89	$0.74
Diluted	$0.29	$0.27	$0.87	$0.72
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net Income	$3,158,228	$3,082,275	$9,661,162	$8,426,108

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(4,245,908), $(774,714), $(14,353,958), and $(1,310,569), respectively.	(15,972,703)	(2,914,399)	(53,998,222)	(4,930,236)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $0, $3,756, $0, and $11,718, respectively.	—	14,131	—	44,081
	(15,972,703)	(2,928,530)	(53,998,222)	(4,974,317)

Comprehensive (Loss) Income	$(12,814,475)	$153,745	$(44,337,060)	$3,451,791
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756
Net income	—	—	—	3,158,228	—	—	3,158,228
Other comprehensive loss	—	—	—	—	—	(15,972,703)	(15,972,703)
ESOP shares earned	—	—	3,986	—	183,829	—	187,815
Stock based compensation	—	—	387,840	—	—	—	387,840
Common stock dividends ($0.10 per share)	—	—	—	(1,086,112)	—	—	(1,086,112)
Repurchase of common stock	(45,689)	(457)	(647,012)	—	—	—	(647,469)
Balances, September 30, 2022	11,802,424	$118,024	$105,945,726	$86,495,710	$(12,376,872)	$(55,210,233)	$124,972,355

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	9,661,162	—	—	9,661,162
Other comprehensive loss	—	—	—	—	—	(53,998,222)	(53,998,222)
ESOP shares earned	—	—	70,053	—	551,487	—	621,540
Stock based compensation	—	—	1,150,898	—	—	—	1,150,898
Common stock dividends ($0.30 per share)	—	—	—	(3,323,345)	—	—	(3,323,345)
Repurchase of common stock	(597,771)	(5,978)	(9,615,035)	—	—	—	(9,621,013)
Balances, September 30, 2022	11,802,424	$118,024	$105,945,726	$86,495,710	$(12,376,872)	$(55,210,233)	$124,972,355

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, June 30, 2021	12,684,977	$126,850	$118,118,524	$75,957,135	$(13,296,017)	$1,662,818	$182,569,310
Net income	—	—	—	3,082,275	—	—	3,082,275
Other comprehensive loss	—	—	—	—	—	(2,928,530)	(2,928,530)
ESOP shares earned	—	—	23,233	—	183,829	—	207,062
Stock based compensation	—	—	387,853	—	—	—	387,853
Exercise of stock options	12,116	121	127,460	—	—	—	127,581
Common stock dividends ($0.07 per share)	—	—	—	(801,581)	—	—	(801,581)
Repurchase of common stock	(264,909)	(2,649)	(4,003,622)	—	—	—	(4,006,271)
Balances, September 30, 2021	12,432,184	$124,322	$114,653,448	$78,237,829	$(13,112,188)	$(1,265,712)	$178,637,699

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	8,426,108	—	—	8,426,108
Other comprehensive loss	—	—	—	—	—	(4,974,317)	(4,974,317)
ESOP shares earned	—	—	28,391	—	552,185	—	580,576
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,423,236	—	—	—	1,423,236
Exercise of stock options	12,116	121	127,460	—	—	—	127,581
Common stock dividends ($0.71 per share)	—	—	—	(8,478,392)	—	—	(8,478,392)
Repurchase of common stock	(777,692)	(7,777)	(11,172,024)	—	—	—	(11,179,801)
Balances, September 30, 2021	12,432,184	$124,322	$114,653,448	$78,237,829	$(13,112,188)	$(1,265,712)	$178,637,699

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$9,661,162	$8,426,108
Items not requiring (providing) cash
Provision for loan losses	600,000	1,430,000
Depreciation and amortization	798,950	858,190
Deferred income tax	(191,231)	(393,026)
Stock based compensation	1,150,898	1,423,236
Investment securities amortization, net	1,209,698	1,977,350
Investment securities gains	—	(55,799)
Net gains on loan and lease sales	(580,919)	(2,090,892)
Loss on sale of real estate owned	847	1,278
Accretion of loan origination fees	(1,276,232)	(2,530,686)
Amortization of mortgage-servicing rights	177,063	320,193
ESOP shares expense	621,540	580,576
Increase in cash surrender value of life insurance	(32,905)	(69,994)
Loans originated for sale	(26,627,670)	(65,375,624)
Proceeds on loans sold	26,148,170	64,292,174
Net change in
Interest receivable	232,231	691,833
Other assets	1,762,400	(3,470,593)
Other liabilities	523,197	(2,659,207)
Interest payable	418,152	(23,304)
Net cash provided by operating activities	14,595,351	3,331,813

Investing Activities
Purchases of securities available for sale	(19,441,154)	(176,924,319)
Proceeds from maturities and paydowns of securities available for sale	27,668,608	49,817,156
Proceeds from sales of securities available for sale	—	5,296,929
Proceeds from maturities and paydowns of securities held to maturity	1,672,451	2,664,935
Net change in loans	(80,718,636)	(56,209,011)
Proceeds from sales of real estate owned	84,652	30,270
Purchases of premises and equipment	(227,506)	(192,612)
Change in FHLB stock	90,100	(492,800)
Net cash used in investing activities	(70,871,485)	(176,009,452)

Financing Activities
Net change in
Demand and savings deposits	18,906,312	62,873,251
Certificates of deposit	39,558,641	68,338,184
Advances by borrowers for taxes and insurance	68,955	65,664
Proceeds from FHLB advances	207,000,000	134,000,000
Repayment of FHLB advances	(200,000,000)	(102,000,000)
Repurchase of common stock	(9,621,013)	(11,179,801)
Proceeds from stock option exercises	—	127,581
Dividends paid	(3,323,345)	(8,478,392)
Net cash provided by financing activities	52,589,550	143,746,487

Net Change in Cash and Cash Equivalents	(3,686,584)	(28,931,152)
Cash and Cash Equivalents, Beginning of Period	23,038,145	48,768,457
Cash and Cash Equivalents, End of Period	$19,351,561	$19,837,305
Additional Cash Flows and Supplementary Information
Interest paid	$6,026,855	$5,768,961
Transfers from loans to other real estate owned	126,000	—
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
The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring ("TDR") until January 1, 2022. The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of September 30, 2022 the Company had no loans outstanding that were modified under the CARES Act guidance.
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like First Bank Richmond, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans if the borrower's loan is not forgiven and is then not repaid by the member. The Company earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The Company originated $38.2 million in PPP loans during 2021, of which $1.2 million were outstanding at September 30, 2022.
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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$396	$—	$2	$394
SBA Pools	7,073	2	624	6,451
Federal agencies	15,000	—	2,483	12,517
State and municipal obligations	171,709	—	41,769	129,940
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	143,954	—	23,442	120,512
Corporate obligations	11,500	—	1,569	9,931
	349,632	2	69,889	279,745
Held to maturity
State and municipal obligations	7,360	16	266	7,110
	7,360	16	266	7,110

Total investment securities	$356,992	$18	$70,155	$286,855

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,691	$29	$107	$8,613
Federal agencies	15,000	—	274	14,726
State and municipal obligations	166,489	2,261	1,298	167,452
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	164,629	712	2,831	162,510
Corporate obligations	4,250	2	28	4,224
Equity securities	13	—	—	13
	359,072	3,004	4,538	357,538
Held to maturity
State and municipal obligations	9,041	147	2	9,186
	9,041	147	2	9,186

Total investment securities	$368,113	$3,151	$4,540	$366,724

The amortized cost and fair value of securities at September 30, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,875	$1,864	$1,779	$1,764
One to five years	13,099	12,027	3,776	3,654
Five to ten years	42,462	37,468	915	901
After ten years	148,242	107,874	890	791
	205,678	159,233	7,360	7,110
Mortgage-backed securities –GSE residential	143,954	120,512	—	—

Totals	$349,632	$279,745	$7,360	$7,110
Securities with a carrying value of $168,356,000 and $136,463,000 were pledged at September 30, 2022 and December 31, 2021, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three and nine months ended September 30, 2022. Proceeds from sales of securities available for sale for the three and nine months ended September 30, 2021 were $1,316,000 and $5,297,000, respectively. Gross gains were recognized on the sale of securities available-for-sale for the three and nine months ended September 30, 2021 of $18,000 and $56,000, respectively. There were no gross losses recognized on the sale of securities available for sale for the three and nine months ended September 30, 2021.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2022 and December 31, 2021 was $285,249,000 and $223,842,000, respectively, which is approximately 99% and 61% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
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
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021:

Description of Securities	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Securities	$394	$2	$—	$—	$394	$2
SBA Pools	2,033	252	3,827	372	5,860	624
Federal agencies	1,712	288	10,805	2,195	12,517	2,483
State and municipal obligations	78,093	17,636	51,283	24,133	129,376	41,769
Mortgage-backed securities - GSE residential	55,301	7,962	65,211	15,480	120,512	23,442
Corporate obligations	8,197	1,303	1,734	266	9,931	1,569
Total available-for-sale	145,730	27,443	132,860	42,446	278,590	69,889

Held-to-maturity
State and municipal obligations	6,247	259	412	7	6,659	266

Total temporarily impaired securities	$151,977	$27,702	$133,272	$42,453	$285,249	$70,155

Description of Securities	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,838	$81	$3,214	$26	$6,052	$107
Federal agencies	14,726	274	—	—	14,726	274
State and municipal obligations	74,235	1,044	7,809	254	82,044	1,298
Mortgage-backed securities - GSE residential	111,104	2,576	6,523	255	117,627	2,831
Corporate obligations	2,972	28	—	—	2,972	28
Total available-for-sale	205,875	4,003	17,546	535	223,421	4,538

Held-to-maturity
State and municipal obligations	421	2	—	—	421	2

Total temporarily impaired securities	$206,296	$4,005	$17,546	$535	$223,842	$4,540
Federal Agency Obligations.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state and municipal obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Commercial mortgage	$282,758	$261,202
Commercial and industrial	96,720	99,682
Construction and development	140,035	93,678
Multi-family	107,640	107,421
Residential mortgage	141,162	134,155
Home equity	9,750	7,146
Direct financing leases	129,884	126,762
Consumer	20,806	15,905
	928,755	845,951
Less
Allowance for loan and lease losses	12,556	12,108
Deferred loan fees	735	997

	$915,464	$832,846
The following tables present the activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2022 and 2021:

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended September 30, 2022:
Commercial mortgage	$4,804	$(36)	$—	$7	$4,775
Commercial and industrial	1,504	(105)	—	26	1,425
Construction and development	2,423	565	—	—	2,988
Multi-family	2,046	(254)	—	—	1,792
Residential mortgage	196	5	(17)	6	190
Home equity	34	—	—	—	34
Leases	1,139	(59)	(105)	112	1,087
Consumer	235	84	(60)	6	265
Total	$12,381	$200	$(182)	$157	$12,556

Nine Months Ended September 30, 2022:
Commercial mortgage	$4,742	$(15)	$—	$48	$4,775
Commercial and industrial	1,639	(277)	—	63	1,425
Construction and development	2,286	702	—	—	2,988
Multi-family	1,875	(83)	—	—	1,792
Residential mortgage	263	(81)	(17)	25	190
Home equity	29	5	—	—	34
Leases	1,079	182	(304)	130	1,087
Consumer	195	167	(114)	17	265
Total	$12,108	$600	$(435)	$283	$12,556

	Balance, beginning of period	Provision (credit) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended September 30, 2021:
Commercial mortgage	$4,517	$156	$(25)	$7	$4,655
Commercial and industrial	1,951	(214)	—	21	1,758
Construction and development	2,009	88	—	—	2,097
Multi-family	1,353	273	—	—	1,626
Residential mortgage	368	138	(80)	16	442
Home equity	23	5	—	—	28
Leases	1,010	59	(31)	9	1,047
Consumer	200	(5)	(8)	9	196
Total	$11,431	$500	$(144)	$62	$11,849

Nine Months Ended September 30, 2021:
Commercial mortgage	$4,628	$33	$(25)	$19	$4,655
Commercial and industrial	2,271	(580)	(3)	70	1,758
Construction and development	1,068	1,029	—	—	2,097
Multi-family	1,039	587	—	—	1,626
Residential mortgage	323	126	(80)	73	442
Home equity	18	10	—	—	28
Leases	1,054	201	(396)	188	1,047
Consumer	185	24	(83)	70	196
Total	$10,586	$1,430	$(587)	$420	$11,849

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of September 30, 2022 and December 31, 2021:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

As of September 30, 2022:
Commercial mortgage	$—	$4,775	$4,775	$—	$282,758	$282,758
Commercial and industrial	296	1,129	1,425	963	95,757	96,720
Construction and development	750	2,238	2,988	4,900	135,135	140,035
Multi-family	—	1,792	1,792	—	107,640	107,640
Residential mortgage	—	190	190	114	141,048	141,162
Home equity	—	34	34	—	9,750	9,750
Leases	—	1,087	1,087	—	129,884	129,884
Consumer	—	265	265	—	20,806	20,806
Total	$1,046	$11,510	$12,556	$5,977	$922,778	$928,755

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Balance

As of December 31, 2021:
Commercial mortgage	$—	$4,742	$4,742	$128	$261,074	$261,202
Commercial and industrial	299	1,340	1,639	995	98,687	99,682
Construction and development	750	1,536	2,286	4,900	88,778	93,678
Multi-family	—	1,875	1,875	—	107,421	107,421
Residential mortgage	—	263	263	119	134,036	134,155
Home equity	—	29	29	—	7,146	7,146
Leases	—	1,079	1,079	—	126,762	126,762
Consumer	—	195	195	—	15,905	15,905
Total	$1,049	$11,059	$12,108	$6,142	$839,809	$845,951
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
The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category and payment activity as of September 30, 2022 and December 31, 2021:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of September 30, 2022:
Commercial mortgage	$279,529	$3,229	$—	$—	$—	$282,758
Commercial and industrial	88,283	7,474	963	—	—	96,720
Construction and development	135,135	—	4,900	—	—	140,035
Multi-family	107,640	—	—	—	—	107,640
Residential mortgage	139,340	—	1,822	—	—	141,162
Home equity	9,692	—	58	—	—	9,750
Leases	129,553	173	125	33	—	129,884
Consumer	20,717	—	89	—	—	20,806
Total	$909,889	$10,876	$7,957	$33	$—	$928,755

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2021:
Commercial mortgage	$256,043	$5,031	$128	$—	$—	$261,202
Commercial and industrial	91,082	7,191	1,409	—	—	99,682
Construction and development	88,778	—	4,900	—	—	93,678
Multi-family	107,421	—	—	—	—	107,421
Residential mortgage	132,223	—	1,932	—	—	134,155
Home equity	7,097	—	49	—	—	7,146
Leases	126,707	—	13	42	—	126,762
Consumer	15,883	—	22	—	—	15,905
Total	$825,234	$12,222	$8,453	$42	$—	$845,951

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$—	$—	$282,758	$282,758	$—
Commercial and industrial	28	551	367	946	95,774	96,720	—
Construction and development	84	—	4,900	4,984	135,051	140,035	—
Multi-family	—	—	—	—	107,640	107,640	—
Residential mortgage	386	299	1,822	2,507	138,655	141,162	1,709
Home equity	—	19	30	49	9,701	9,750	30
Leases	135	63	54	252	129,632	129,884	54
Consumer	119	31	89	239	20,567	20,806	89

Totals	$752	$963	$7,262	$8,977	$919,778	$928,755	$1,882

	December 31, 2021
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$29	$—	$128	$157	$261,045	$261,202	$—
Commercial and industrial	33	579	366	978	98,704	99,682	—
Construction and development	55	96	4,900	5,051	88,627	93,678	—
Multi-family	—	—	—	—	107,421	107,421	—
Residential mortgage	710	174	1,932	2,816	131,339	134,155	1,813
Home equity	131	—	12	143	7,003	7,146	12
Leases	144	82	—	226	126,536	126,762	—
Consumer	59	30	22	111	15,794	15,905	22

Totals	$1,161	$961	$7,360	$9,482	$836,469	$845,951	$1,847

The following tables present the Company’s impaired loans and specific valuation allowance at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial and industrial	$367	$567	$—
Residential mortgage	114	242	—
	$481	$809	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$596	$643	$296
Construction and development	4,900	4,900	750
	$5,496	$5,543	$1,046

Total impaired loans
Commercial and industrial	$963	$1,210	$296
Construction and development	4,900	4,900	750
Residential mortgage	114	242	—
Total impaired loans	$5,977	$6,352	$1,046

	December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$128	$199	$—
Commercial and industrial	367	566	—
Residential mortgage	119	244	—
	$614	$1,009	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$628	$658	$299
Construction and development	4,900	4,900	750
	$5,528	$5,558	$1,049

Total impaired loans
Commercial mortgage	$128	$199	$—
Commercial and industrial	995	1,224	299
Construction and development	4,900	4,900	750
Residential mortgage	119	244	—
Total impaired loans	$6,142	$6,567	$1,049

The following tables present the Company’s average investment in impaired loans and leases, and interest income recognized for the three and nine months ended September 30, 2022 and 2021:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended September 30, 2022:
Total impaired loans
Commercial and industrial	$967	$6
Construction and development	4,900	—
Residential mortgage	115	1
Total impaired loans and leases	$5,982	$7

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Nine Months Ended September 30, 2022:
Total impaired loans
Commercial mortgage	$61	$12
Commercial and industrial	976	18
Construction and development	4,900	—
Residential mortgage	117	3
Total impaired loans and leases	$6,054	$33

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended September 30, 2021:
Total impaired loans
Commercial mortgage	$171	$13
Commercial and industrial	1,022	13
Construction and development	4,900	—
Residential mortgage	190	4
Total impaired loans and leases	$6,283	$30

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Nine Months Ended September 30, 2021:
Total impaired loans
Commercial mortgage	$124	$23
Commercial and industrial	1,054	24
Construction and development	3,675	—
Residential mortgage	185	7
Total impaired loans and leases	$5,038	$54

The following table presents the Company’s nonaccrual loans and leases at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Commercial mortgage	$—	$128
Commercial and industrial	962	995
Construction	4,900	4,900
Residential mortgage	114	119
Leases	33	42
Total nonaccrual loans and leases	$6,009	$6,184
During the three and nine months ended September 30, 2022 and 2021, there were no newly classified TDRs. For the three and nine months ended September 30, 2022 and 2021, the Company recorded no charge-offs related to TDRs. As of September 30, 2022 and December 31, 2021, TDRs had a related allowance of $46,000 and $49,000, respectively. During the three and nine months ended September 30, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
At September 30, 2022 and December 31, 2021, the balance of real estate owned included $68,000 and $27,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At September 30, 2022 and December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1.0 million and $885,000, respectively.
The following lists the components of the net investment in direct financing leases:

	September 30, 2022	December 31, 2021

Total minimum lease payments to be received	$142,893	$140,214
Initial direct costs	7,807	7,035
	150,700	147,249
Less: Unearned income	(20,816)	(20,487)

Net investment in direct finance leases	$129,884	$126,762
There were no leases serviced by the Company for the benefit of others at September 30, 2022 and December 31, 2021. Certain leases have been sold from time to time by the Company with partial recourse. The Company estimates and records its obligation based upon historical loss percentages. At both September 30, 2022 and December 31, 2021, the Company did not have any recorded recourse obligations on leases sold.
The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2022:

Remainder of 2022	$14,836
2023	49,991
2024	37,928
2025	24,283
2026	12,729
Thereafter	3,126

$142,893

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2022
Available-for-sale securities
U.S. Treasury securities	$394	$—	$394	$—
SBA Pools	6,451	—	6,451	—
Federal agencies	12,517	—	12,517	—
State and municipal obligations	129,940	—	129,940	—
Mortgage-backed securities - GSE residential	120,512	—	120,512	—
Corporate obligations	9,931	—	9,931	—
	$279,745	$—	$279,745	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2021
Available-for-sale securities
SBA Pools	$8,613	$—	$8,613	$—
Federal agencies	14,726	—	14,726	—
State and municipal obligations	167,452	—	167,452	—
Mortgage-backed securities - GSE residential	162,510	—	162,510	—
Corporate obligations	4,224	—	4,224	—
Equity securities	13	13	—	—
	$357,538	$13	$357,525	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2022.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2022
Impaired loans, collateral dependent	$300	$—	$—	$300
Mortgage-servicing rights	1,739	—	—	1,739

December 31, 2021
Impaired loans, collateral dependent	$4,587	$—	$—	$4,587
Mortgage-servicing rights	1,647	—	—	1,647

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

	Fair Value at September 30, 2022	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$300	Appraisal	Marketability discount	0 - 44%
Mortgage-servicing rights	$1,739	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,587	Appraisal	Marketability discount	0 - 39%
Mortgage-servicing rights	$1,647	Discounted cash flow	Discount rate	10%

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Financial assets
Cash and cash equivalents	$19,352	$19,352	$—	$—
Available-for-sale securities	279,745	—	279,745	—
Held-to-maturity securities	7,360	—	7,110	—
Loans held for sale	78	—	—	69
Loans and leases receivable, net	915,464	—	—	850,950
Federal Reserve and FHLB stock	9,902	—	9,902	—
Interest receivable	3,961	—	3,961	—
Financial liabilities
Deposits	958,640	—	950,221	—
FHLB advances	187,000	—	181,294	—
Interest payable	676	—	676	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets
Cash and cash equivalents	$23,038	$23,038	$—	$—
Available-for-sale securities	357,538	13	357,525	—
Held-to-maturity securities	9,041	—	9,186	—
Loans held for sale	558	—	—	555
Loans and leases receivable, net	832,846	—	—	833,975
Federal Reserve and FHLB stock	9,992	—	9,992	—
Interest receivable	4,193	—	4,193	—
Financial liabilities
Deposits	900,175	—	900,528	—
FHLB advances	180,000	—	185,065	—
Interest payable	258	—	258	—
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

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Net income	$3,158	$3,082
Shares outstanding for Basic EPS:
Average shares outstanding	11,823,889	12,499,455
Less: average restricted stock award shares not vested	261,291	348,395
Less: average unearned ESOP Shares	924,154	978,260
Shares outstanding for Basic EPS	10,638,444	11,172,800

Additional Dilutive Shares	197,173	300,652

Shares outstanding for Diluted EPS	10,835,617	11,473,452

Basic Earnings Per Share	$0.30	$0.28
Diluted Earnings Per Share	$0.29	$0.27

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net income	$9,661	$8,426
Shares outstanding for Basic EPS:
Average shares outstanding	12,071,247	12,837,793
Less: average restricted stock award shares not vested	318,722	404,509
Less: average unearned ESOP Shares	937,580	991,686
Shares outstanding for Basic EPS	10,814,945	11,441,598

Additional Dilutive Shares	331,684	244,137

Shares outstanding for Diluted EPS	11,146,629	11,685,735

Basic Earnings Per Share	$0.89	$0.74
Diluted Earnings Per Share	$0.87	$0.72

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $62,000, $170,000, $49,000, and $165,000 for the three and nine months ended September 30, 2022 and 2021, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,376,872 and $12,928,359 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at September 30, 2022 and December 31, 2021, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three and nine months ended September 30, 2022 and 2021 was $188,000, $622,000, $207,000, and $581,000, respectively.

	September 30, 2022	December 31, 2021

Earned ESOP shares	171,356	130,775
Unearned ESOP shares	910,774	951,355
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.43	$16.05
Fair value of earned shares	$2,301	$2,099
Fair value of unearned shares	$12,232	$15,269

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
The following table summarizes the restricted stock awards activity in the 2020 EIP during the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	348,395	$10.56
Granted	—	—
Vested	(87,104)	10.56
Forfeited	—	—
Non-vested, September 30, 2022	261,291	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and nine months ended September 30, 2022 was $232,000 and $688,000, respectively, and the related tax benefit recognized was $49,000 and $144,000, respectively. As of September 30, 2022, unrecognized compensation expense related to restricted stock awards was $2.5 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, September 30, 2022	1,050,961	10.56
Exercisable at end of period	413,120	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of September 30, 2022 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	850,458	$2.91
Vested	(212,617)	2.91
Granted	—	—
Forfeited	—	—
Non-vested, September 30, 2022	637,841	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and nine months ended September 30, 2022 was $156,000 and $463,000, respectively, and the related tax benefit recognized was $17,000 and $51,000, respectively. As of September 30, 2022, unrecognized compensation expense related to the stock option awards was $1.7 million.

Note 8: Subsequent Event
Subsequent to September 30, 2022 through November 10, 2022, the Company purchased 7,186 shares of the Company's common stock pursuant to its existing stock repurchase programs, leaving 1,133,388 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2022, and the consolidated results of operations for the three and nine month periods ended September 30, 2022, compared to the same periods in 2021, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•significant short-term interest rate increases by the Federal Reserve;
•recessionary pressures caused by inflation, Federal Reserve actions to combat inflation and ongoing supply chain disruptions caused by the novel coronavirus disease 2019 ("COVID-19") pandemic and the Russia-Ukraine conflict;
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $141.3 million at September 30, 2022.
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

At September 30, 2022, on a consolidated basis, we had $1.3 billion in assets, $915.5 million in loans and leases, net of allowance, $958.6 million in deposits and $125.0 million in stockholders’ equity.  At September 30, 2022, First Bank Richmond’s total risk-based capital ratio was 14.74%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2022, net income was $9.7 million, compared with net income of $8.4 million for the nine months ended September 30, 2021.
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
Comparison of Financial Condition at September 30, 2022 and December 31, 2021
General.  Total assets increased $11.0 million, or 0.9%, to $1.3 billion at September 30, 2022 from December 31, 2021. The increase was primarily the result of an $82.6 million, or 9.9%, increase in loans and leases, net of allowance, to $915.5 million and a $12.8 million, or 117.9% increase in other assets to $23.6 million at September 30, 2022. These increases were partially offset by decreases of $79.5 million or 21.7% in investment securities to $287.1 million, and $3.7 million or 16.0% in cash and cash equivalents to $19.4 million at September 30, 2022.
Investment Securities. Investment securities available-for-sale decreased $77.8 million, or 21.8%, to $279.7 million, while investment securities held-to-maturity decreased $1.7 million, or 18.6%, to $7.4 million at September 30, 2022 compared to December 31, 2021. The decrease in investment securities primarily was the result of reinvesting only a portion of the normal recurring maturities and payments on securities and using the remainder to fund growth in the loan and lease portfolio, as well as greater mark-to-market adjustments to the portfolio due to increases in unrealized losses. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $82.6 million, or 9.9%, to $915.5 million at September 30, 2022 from $832.8 million at December 31, 2021.  The increase in loans and leases was attributable primarily to an increase in commercial real estate loans, construction and development loans, and residential mortgage loans of $21.6 million, $46.4 million and $7.0 million, respectively. Commercial and industrial loans decreased $3.0 million primarily due to a decrease of $8.2 million in Paycheck Protection Program ("PPP") loans resulting from loan forgiveness by the U.S. Small business Administration ("SBA"). PPP loans totaled $1.2 million at September 30, 2022. Loans held for sale totaled $78,000 and $558,000 at September 30, 2022 and December 31, 2021, respectively.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases more than 90 days past due, totaled $7.9 million or 0.85% of total loans and leases at September 30, 2022, compared to $8.0 million or 0.95% of total loans and leases at December 31, 2021. Accruing loans and leases past due more than 90 days totaled $1.9 million at September 30, 2022, compared to $1.8 million at December 31, 2021.
At September 30, 2022, troubled debt restructurings ("TDRs") totaled $430,000, compared to $456,000 at December 31, 2021, all of which were on nonaccrual status as of such dates.
Allowance for Loan and Lease Losses. The allowance for loan and lease losses increased $448,000, or 3.7%, to $12.6 million at September 30, 2022 from $12.1 million at December 31, 2021. At September 30, 2022, the allowance for loan and lease losses totaled 1.35% of total loans and leases outstanding, compared to 1.43% at December 31, 2021. Net charge-offs during the first nine months of 2022 were $152,000, compared to net charge-offs of $167,000 during the first nine months of 2021.  The allowance for loan and lease losses to non-performing loans and leases was 159.12% at September 30, 2022, compared to 150.8% at December 31, 2021.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of September 30, 2022, which evaluation included consideration of a potential recession due to inflation, rising interest rates and stock market volatility, as well as supply chain disruptions caused by the war in Ukraine. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Other Assets. Other assets increased $12.8 million, or 117.9%, to $23.6 million at September 30, 2022 from $10.8 million at December 31, 2021, primarily as a result of a $14.4 million increase in deferred tax assets due to the mark-to-market adjustment on the available-for-sale investment portfolio.
Deposits. Total deposits increased $58.5 million, or 6.5%, to $958.6 million at September 30, 2022, from $900.2 million at December 31, 2021.  The increase in deposits primarily was due to an increase in brokered time deposits of $72.2 million and savings and money market accounts of $20.7 million, partially offset by a decrease in other time deposits of $32.6 million. Management attributes the shift in funds to customers anticipating potentially higher rates being paid on time deposits in 2022 in connection with the recent and expected future interest rate hikes by the Federal Reserve this year. Brokered deposits totaled $194.0 million, or 20.2% of total deposits, at September 30, 2022, compared to $121.8 million, or 13.5% of total deposits, at December 31, 2021. At September 30, 2022, noninterest-bearing deposits totaled $114.8 million, or 12.0% of total deposits, compared to $114.3 million or 12.7% of total deposits at December 31, 2021.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $7.0 million, or 3.9%, to $187.0 million at September 30, 2022 from $180.0 million at December 31, 2021.
Stockholders’ Equity. Stockholders’ equity totaled $125.0 million at September 30, 2022, a decrease of $55.5 million, or 30.8%, from December 31, 2021.  The decrease in stockholders' equity from year-end 2021 primarily was the result of a reduction in accumulated comprehensive income of $54.0 million due to a greater mark-to-market adjustment to the investment portfolio as a result of higher interest rates, the payment of $3.3 million in dividends to Company stockholders, and the repurchase of $9.6 million of Company common stock, partially offset by net income of $9.7 million. The Company repurchased 597,771 shares of Company common stock at an average price of $16.09 per share for a total of $9.6 million during the first nine months of 2022. The Company’s equity to asset ratio was 9.8% at September 30, 2022.  At September 30, 2022, the Bank’s Tier 1 capital to total assets ratio was 11.3% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021.
General. Net income for the three months ended September 30, 2022 was $3.2 million, a $76,000 or 2.5% increase from net income of $3.1 million for the three months ended September 30, 2021. The $3.2 million in earnings equaled $0.29 diluted earnings per share for the third quarter of 2022, compared to $0.27 diluted earnings per share for the third quarter of 2021. The increase in net income was the result of a $555,000 increase in net interest income, a $300,000 decrease in the provision for loan losses, a $39,000 increase in noninterest income and a $61,000 decrease in the provision for income taxes, partially offset by a $878,000 increase in noninterest expense.

Interest Income.  Interest income increased $1.3 million, or 10.7%, to $13.2 million during the quarter ended September 30, 2022, compared to $11.9 million during the quarter ended September 30, 2021.  Interest income on loans and leases increased $864,000, or 8.3%, to $11.3 million for the quarter ended September 30, 2022, from $10.4 million for the comparable quarter in 2021, due to higher average balances in the loan and lease portfolio, partially offset by a decrease in the average loan and lease yield of 34 basis points.  The average outstanding loan and lease balances were $908.6 million for the quarter ended September 30, 2022, compared to $784.5 million for the quarter ended September 30, 2021.  The average yield on loans and leases was 4.98% for the quarter ended September 30, 2022, compared to 5.32% for the comparable quarter in 2021. Interest income included $86,000 in fees earned related to PPP loans in the quarter ended September 30, 2022 compared to $876,000 during the same quarter in 2021. As of September 30, 2022, total unrecognized fees on PPP loans were approximately $36,000.
Interest income on investment securities, including FHLB stock, increased $376,000, or 25.8%, to $1.8 million during the quarter ended September 30, 2022, compared to the same quarter in 2021.  The increase in interest income on investment securities from the comparable period in 2021 was due to a 68 basis point increase in the average yield earned on investment securities, partially offset by a decrease in the average balances of $42.2 million.  The average balance of investment securities, including FHLB stock, was $321.1 million for the quarter ended September 30, 2022, compared to $363.3 million for the quarter ended September 30, 2021.  The average yield on investment securities, including FHLB stock, was 2.28% for the third quarter of 2022, compared to 1.60% for the third quarter of 2021.
Interest Expense. Interest expense increased $715,000, or 36.8% to $2.7 million for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021.  Interest expense on deposits increased $545,000, or 43.5%, to $1.8 million for the quarter ended September 30, 2022, from the comparable quarter in 2021. The increase in interest expense on deposits primarily was attributable to an increase of $122.2 million in average balance of, and a 16 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 0.86% for the quarter ended September 30, 2022, compared to 0.70% for the quarter ended September 30, 2021.  The average balance of interest-bearing deposits increased 17.1% to $836.0 million in the quarter ended September 30, 2022, compared to $713.9 million in the comparable quarter in 2021. Interest expense on FHLB borrowings increased $170,000, or 24.7%, to $859,000 in the third quarter of 2022 compared to $689,000 for the same quarter in 2021, due to a 34 basis point increase in the average rate paid on borrowings to 1.88% during the three months ended September 30, 2022, from 1.54% for the comparable quarter in 2021, and a $3.1 million increase in the average outstanding balance of borrowings during the current quarter compared to the same period in 2021.
Net Interest Income.  Net interest income before the provision for loan and lease losses increased $555,000, or 5.6%, to $10.5 million in the third quarter of 2022, compared to $10.0 million for the third quarter of 2021.  This increase was due to an increase in average interest-earning assets of $74.1 million in the third quarter of 2022 compared to the comparable quarter in 2021. Net interest margin (annualized) was 3.39% for the three months ended September 30, 2022, compared to 3.42% for the three months ended September 30, 2021.  The decrease in net interest margin was primarily due to average interest-bearing liabilities increasing $125.3 million in the third quarter of 2022 compared to the comparable period in 2021 while average interest-earnings assets increased $74.1 million. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of three basis points during the quarter ended September 30, 2022, compared to a positive impact of 33 basis points to the yield on loans and leases in the comparable quarter in 2021.
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

	Three Months Ended September 30,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$908,621	$11,302	4.98%	$784,531	$10,437	5.32%
Securities	311,273	1,711	2.20%	354,211	1,387	1.57%
FHLB stock	9,795	121	4.94%	9,081	69	3.04%
Cash and cash equivalents and other	9,722	36	1.48%	17,515	7	0.16%
Total interest-earning assets	1,239,411	13,170	4.25%	1,165,338	11,900	4.08%
Non-earning assets	40,970			38,232
Total assets	1,280,381			1,203,570

Interest-bearing liabilities:
Savings and money market accounts	280,799	569	0.81%	250,799	325	0.52%
Interest-bearing checking accounts	169,306	163	0.39%	166,138	98	0.24%
Certificate accounts	385,943	1,067	1.11%	296,954	830	1.12%
Borrowings	182,533	859	1.88%	179,413	689	1.54%
Total interest-bearing liabilities	1,018,581	2,658	1.04%	893,304	1,942	0.87%
Noninterest-bearing demand deposits	112,558			105,976
Other liabilities	7,863			22,740
Stockholders' equity	141,379			181,550
Total liabilities and stockholders' equity	1,280,381			1,203,570

Net interest income		$10,512			$9,958
Net earning assets	$220,830			$272,034

Net interest rate spread(1)			3.21%			3.21%
Net interest margin(2)			3.39%			3.42%
Average interest-earning assets to average interest-bearing liabilities	121.68%			130.45%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses for the three months ended September 30, 2022 totaled $200,000 compared to $500,000 for the three months ended September 30, 2021, a $300,000 or 60.0% decrease. The decrease primarily was due to improvement in the overall economy from the effects of the COVID-19 pandemic, partially offset by the increase in the loan portfolio. Net charge-offs during the third quarter of 2022 were $25,000, compared to net charge-offs of $82,000 in the third quarter of 2021. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio uncertainties relating to the level of our allowance for loan and lease losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, stock market volatility and the Russia-Ukraine conflict.
Noninterest Income.  Noninterest income increased $39,000 or 3.4%, to $1.2 million for the quarter ended September 30, 2022, compared to $1.1 million for the comparable quarter in 2021.  The increase in noninterest income resulted primarily from a $417,000 or 230.0% increase in loan and lease servicing fees. Loan and lease servicing fees in the third quarter of 2022 reflected a recovery of $114,000 to mortgage servicing rights compared to an impairment charge of $251,000 recorded in the third quarter of 2021. Card fee income increased $32,000, or 11.9%, in the third quarter of 2022 due to higher card usage. Service fees on deposit accounts increased $24,000, or 10.1%, in the third quarter of 2022 from the comparable quarter of 2021. Other income increased $24,000, or 9.7%, in the third quarter of 2022 compared to the same period of 2021 primarily due to the fees earned from our participation in a loan hedging program with a correspondent bank. Partially offsetting these increases was a decrease in net gains on loan and lease sales of $441,000, or 79.1%, to $116,000 as mortgage banking activity declined primarily due to lower refinancing activity, a lower supply of houses for sale in the Bank's market area, and increases in residential mortgage rates.
Noninterest Expense.  Noninterest expense increased $878,000, or 12.8%, to $7.7 million for the three months ended September 30, 2022, from $6.8 million for the same period in 2021.  Salaries and employee benefits increased $493,000, or 11.7%, to $4.7 million for the quarter ended September 30, 2022, compared to the same quarter in 2021, primarily due to annual merit increases and the hiring of additional staff. Data processing fees increased $231,000, or 45.0%, to $744,000 for the quarter ended September 30, 2022 compared to the third quarter of 2021, primarily due to the continued implementation and roll out of new digital banking modules during the third quarter and the Company's change to a new digital banking provider in the fourth quarter of 2021. Other expenses increased $78,000, or 8.7%, to $966,000 in the third quarter of 2022 compared to the same quarter of 2021, primarily due to expenses related to employee professional development.
Income Tax Expense.  Income tax expense decreased $61,000 during the three months ended September 30, 2022, compared to the same period in 2021 due to a lower effective tax rate.  The effective tax rate for the third quarter of 2022 was 16.3% compared to 18.0% for the same quarter a year ago.
Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021.
General. Net income for the nine months ended September 30, 2022 was $9.7 million, a $1.2 million or 14.7%, increase from net income of $8.4 million for the nine months ended September 30, 2021. The $9.7 million in earnings equaled $0.87 diluted earnings per share for the first nine months of 2022, compared to $0.72 diluted earnings per share for the first nine months of 2021. The increase in net income was primarily the result of a $3.0 million increase in net interest income and an $830,000 decrease in the provision for loan losses, partially offset by an $838,000 decrease in noninterest income, a $1.5 million increase in noninterest expense and a $210,000 increase in the provision for income taxes.
Interest Income.  Interest income increased $3.7 million, or 10.8%, to $37.6 million during the nine months ended September 30, 2022, compared to $33.9 million during the nine months ended September 30, 2021.  Interest income on loans and leases increased $2.1 million, or 6.9%, to $32.3 million for the nine months ended September 30, 2022, from $30.2 million for the comparable period in 2021, due to higher average balances in the loan and lease portfolio, partially offset by a decrease in the average loan and lease yield of 28 basis points.  The average outstanding loan and lease balances were $878.3 million for the first nine months of 2022, compared to $775.6 million for the first nine months of 2021.  The average yield on loans and leases was 4.90% for the nine months ended September 30, 2022, compared to 5.18% for the comparable period in 2021. Interest income also included $345,000 in fees earned related to PPP loans in the nine months ended September 30, 2022 compared to $2.2 million during the same period in 2021.
Interest income on investment securities, including FHLB stock, increased $1.5 million, or 40.9%, to $5.2 million during the nine months ended September 30, 2022, compared to the same period in 2021.  The increase in interest income on investment securities from the comparable period in 2021 was due to an increase in the average balances of $20.2 million and a 51 basis point increase in the average yield earned on investment securities.  The average balance of investment securities, including FHLB stock, was $339.0 million for the nine months ended September 30, 2022, compared to $318.8 million for the nine months ended September 30, 2021.  The average yield on investment securities, including FHLB stock, was 2.06% for the first nine months of 2022, compared to 1.55% for the first nine months of 2021.
Interest Expense. Interest expense increased $699,000, or 12.2%, to $6.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  Interest expense on deposits increased $660,000, or 18.0%, to $4.3 million for the nine months ended September 30, 2022, from the comparable period in 2021. The increase in interest expense on deposits primarily was attributable to a $150.2 million increase in average interest-bearing deposit balances, partially offset by a three basis point decrease in the average rate paid on interest-bearing deposits to 0.70% during the nine months ended September 30, 2022, from 0.73% for the comparable period in 2021. The average balance of interest-bearing deposits increased 22.5% to $818.7 million in the nine months ended September 30, 2022, compared to $668.5 million in the comparable period in 2021. Interest expense on FHLB borrowings increased $40,000, or 1.9%, to $2.1 million in the first nine months of 2022 compared to $2.1 million for the same period in 2021, due to a $4.6 million increase in the average outstanding balance of borrowings partially offset by a one basis point decline in the average rate paid on borrowings to 1.58% during the nine months ended September 30, 2022, from 1.59% for the comparable period in 2021.

Net Interest Income.  Net interest income before the provision for loan and lease losses increased $3.0 million, or 10.5%, to $31.1 million in the first nine months of 2022, compared to $28.1 million for the first nine months of 2021.  This increase was due to an increase in average interest-earning assets and an eight basis point increase in the average interest rate spread during the first nine months of 2022 compared to the comparable period in 2021, partially offset by an increase in average interest-bearing liabilities. Net interest margin (annualized) remained relatively unchanged at 3.37% for the nine months ended September 30, 2022, compared to 3.36% for the nine months ended September 30, 2021. The average yield on PPP loans, including the recognition of deferred fees, resulted in a positive impact to the yield on loans and leases of three basis points during the nine months ended September 30, 2022, compared to a positive impact of 17 basis points to the yield on loans and leases in the comparable period in 2021.
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

	Nine Months Ended September 30,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$878,334	$32,250	4.90%	$775,647	$30,162	5.18%
Securities	329,185	4,953	2.01%	309,776	3,512	1.51%
FHLB stock	9,827	282	3.83%	9,060	202	2.97%
Cash and cash equivalents and other	14,527	75	0.69%	23,932	20	0.11%
Total interest-earning assets	1,231,873	37,560	4.07%	1,118,415	33,896	4.04%
Non-earning assets	39,571			40,605
Total assets	1,271,444			1,159,020

Interest-bearing liabilities:
Savings and money market accounts	280,304	1,294	0.62%	242,257	921	0.51%
Interest-bearing checking accounts	168,195	371	0.29%	153,817	267	0.23%
Certificate accounts	370,249	2,657	0.96%	272,440	2,475	1.21%
Borrowings	178,762	2,123	1.58%	174,198	2,083	1.59%
Total interest-bearing liabilities	997,510	6,445	0.86%	842,712	5,746	0.91%
Noninterest-bearing demand deposits	112,448			107,596
Other liabilities	7,050			22,882
Stockholders' equity	154,436			185,830
Total liabilities and stockholders' equity	1,271,444			1,159,020

Net interest income		$31,115			$28,150
Net earning assets	$234,363			$275,703

Net interest rate spread(1)			3.21%			3.13%
Net interest margin(2)			3.37%			3.36%
Average interest-earning assets to average interest-bearing liabilities	123.49%			132.72%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan and Lease Losses. The provision for loan and lease losses for the nine months ended September 30, 2022 totaled $600,000 compared to $1.4 million for the nine months ended September 30, 2021, an $830,000 or 58.0% decrease. The decrease primarily was due to improvement in the overall economy from the effects of the COVID-19 pandemic, partially offset by the increase in the loan portfolio. Net charge-offs during the first nine months of 2022 were $152,000, compared to net charge-offs of $167,000 in the first nine months of 2021.
Noninterest Income.  Noninterest income decreased $838,000, or 19.4%, to $3.5 million for the nine months ended September 30, 2022, compared to $4.3 million for the comparable period in 2021.  The decrease in noninterest income resulted primarily from a $1.5 million or 72.2% decrease in net gains on loan and lease sales to $581,000 during the first nine months of 2022, compared to $2.1 million during the first nine months of 2021. The decrease in net gains on loan and lease sales was due to declining mortgage banking activity primarily resulting from lower refinancing activity, a lower supply of houses for sale in the Bank's market area, and rising interest rates. During the nine months ended September 30, 2022, the Company sold $25.7 million of loans compared to the sale of $62.3 million of loans during the nine months ended September 30, 2021. Partially offsetting the decrease in net gains on loan and leases, were increases in loan and lease servicing income of $480,000 to $442,000 for the first nine months of 2022 compared to a loss of $38,000 for the comparable period in 2021, primarily due to a recovery of $79,000 to the value of mortgage servicing rights in the first nine months of 2022, compared to an impairment of $231,000 in the first nine months of 2021. In addition, service fees on deposit accounts increased $113,000, or 18.0%, to $743,000 for the nine months ended September 30, 2022, compared to $629,000 for the nine months ended September 30, 2021, primarily the result of increased overdraft fees, many of which were waived in the first nine months of 2021. Card fee income increased $94,000, or 12.0%, to $878,000 in the first nine months of 2022 from $784,000 in the first nine months of 2021 due to increased debit card usage.
Noninterest Expense.  Noninterest expense increased $1.5 million, or 7.3%, to $22.2 million for the nine months ended September 30, 2022, from $20.7 million for the same period in 2021.  Salaries and employee benefits increased $699,000, or 5.4%, to $13.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, due to normal salary increases and the hiring of additional personnel. Data processing fees increased $369,000, or 23.0%, to $2.0 million in the first nine months of 2022 compared to the same period of 2021, primarily due to the Company's change to a new digital banking provider in the fourth quarter of 2021. Net occupancy expenses increased $102,000, or 10.8%, to $1.0 million for the first nine months of 2022 compared to the same period of 2021, primarily due to higher property taxes, utilities expense, and maintenance expense. Legal and professional expenses increased $122,000, or 13.0%, to $1.1 million for the first nine months of 2022 compared to the same period of 2021, primarily due to increased strategic planning initiated by the Company in 2022. Other expenses increased $177,000, or 7.0%, to $2.7 million in the first nine months of 2022, compared to the same period of 2021 primarily due to increased loan expenses, franchise tax expense, expenses related to employee professional development, and expenses related to brokered certificates of deposit, partially offset by a reduction in fraud losses.
Income Tax Expense.  Income tax expense increased $210,000 during the nine months ended September 30, 2022, compared to the same period in 2021 due to a higher level of pre-tax income.  The effective tax rate for the first nine months of 2022 was 18.0%, compared to an effective tax rate of 18.4% for the first nine months of 2021. The slight decrease in the effective tax rate was due to municipal tax-free income representing a greater percentage of our pre-tax income.
Capital and Liquidity
Capital. Shareholders' equity totaled $125.0 million at September 30, 2022 and $180.5 million at December 31, 2021. In addition to net income of $9.7 million, other sources of capital during the first nine months of 2022 included $622,000 related to the allocation of ESOP shares during the year and $1.2 million related to stock-based compensation. Uses of capital during the first nine months of 2022 included $3.3 million of dividends paid on common stock, $54.0 million of other comprehensive loss, net of tax, and $9.6 million of stock repurchases. The increase in the accumulated other comprehensive loss component of shareholders' equity was due to an increase in the unrealized loss on available-for-sale securities reflecting the increase in market interest rates during the current quarter.
We paid a regular quarterly dividend of $0.10 per common share during the first three quarters of 2022, and regular quarterly dividends of $0.07 per common share and a special dividend of $0.50 per common share during 2021. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2022 at the current dividend rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards).

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of our outstanding shares, which was completed on July 7, 2022. On July 21, 2022, the Company announced a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of the Company's then outstanding shares, which program will expire in July 2023 unless completed sooner. The repurchase program does not obligate the Company to purchase any particular number of shares. As of September 30, 2022, the Company had approximately 1,140,574 shares available for repurchase under its existing stock repurchase program. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
As of September 30, 2022, we had approximately $4.2 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2022, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $62.6 million. Furthermore, at September 30, 2022, we had approximately $176.7 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of September 30, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2022 was $14.6 million, compared to $3.3 million of net cash provided by operating activities for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash used in investing activities was $70.9 million, which consisted primarily of net change in loans receivable, compared to $176.0 million of net cash used in investing activities for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 was $52.6 million, which was comprised primarily of net change in deposits, compared to $143.7 million of net cash provided by financing activities during the nine months ended September 30, 2021. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends upstreamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid by First Bank Richmond. At September 30, 2022, Richmond Mutual Bancorporation, on an unconsolidated basis, had $26.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2022, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2022
Total risk-based capital (to risk weighted assets)	$160,988	14.7%	$87,375	8.0%	$109,218	10.0%
Tier 1 risk-based capital (to risk weighted assets)	148,432	13.6	65,531	6.0	87,375	8.0
Common equity tier 1 capital (to risk weighted assets)	148,432	13.6	49,148	4.5	70,992	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	148,432	11.3	52,601	4.0	65,752	5.0

As of December 31, 2021
Total risk-based capital (to risk weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%
Tier 1 risk-based capital (to risk weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0
Common equity tier 1 capital (to risk weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	157,481	12.5	50,284	4.0	62,855	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2022, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2021 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of senior management.  Our Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2022, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2021 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its then outstanding shares. This repurchase program was completed on July 7, 2022. On July 21, 2022, the Company announced that the Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares. The fourth stock repurchase program will expire in July 2023, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	1,614	$13.88	1,614	1,184,649
August 1, 2022 - August 31, 2022	33,609	14.27	33,609	1,151,040
September 1, 2022 - September 30, 2022	10,466	13.90	10,466	1,140,574
	45,689	14.17	45,689

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 10, 2022	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 10, 2022	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)