Form 10-K
period 2022-12-31
Richmond Mutual Bancorporation, Inc.
filed 2023-03-31
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $157.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 29, 2023, there were 11,699,378 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Shareholders. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

RICHMOND MUTUAL BANCORPORATION, INC.
FORM 10-K

PART I
Item 1.    Business
The disclosures set forth in this item are qualified by Item 1A. Risk Factors and the section captioned “Cautionary Note Regarding Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $138.8 million at December 31, 2022.
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
First Insurance Management, Inc., a Nevada corporation, was formed in 2022 as a pooled captive insurance company subsidiary of the Company. The purpose of this company is to provide additional property and casualty insurance coverage to the Company and its subsidiaries and reinsurance to 16 other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace.

FB Richmond Holdings, Inc., a Nevada corporation, was formed in 2020 as a subsidiary of First Bank Richmond. FB Richmond Holdings holds substantially all of the Bank’s investment portfolio. As of December 31, 2022, the market value of securities held was $290.6 million.

FB Richmond Properties, Inc., a Delaware corporation, was formed in 2020 as a subsidiary of FB Richmond Holdings, Inc. FB Richmond Properties holds certain residential mortgages and commercial real estate loans. As of December 31, 2022, FB Richmond Properties held approximately $101.8 million in residential mortgages and commercial real estate loans.
At December 31, 2022, on a consolidated basis, we had $1.3 billion in assets, $961.7 million in loans and leases, net of allowance, $1.0 billion in deposits and $133.0 million in stockholders’ equity.  At December 31, 2022, First Bank Richmond’s total risk-based capital ratio was 14.3%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2022, we reported net income of $13.0 million, compared to net income of $11.1 million for the year ended December 31, 2021.
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
Indiana. Wayne County had an estimated population in 2022 of 66,500 with a median household income of approximately $50,100. The unemployment rate in December 2022 was 2.5% in Wayne County, as compared to the national and state unemployment rates of 3.3% and 2.4%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital, and Primex Plastics Corporation. First Bank Richmond operates seven banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,900 in 2022 with a median household income of approximately $41,600. It is favorably located with excellent highway access and has over 6.0 million people within a 100-mile radius. Manufacturing is the primary source of employment, followed by health care and food service. The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,500 with a median household income of approximately $42,000 in 2022. The workforce in this community is primarily composed of factory workers and employees in the agricultural sector. Centerville had an estimated population of 2,700 with a median household income of approximately $47,600 in 2022. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2022 of 44,800 with a median household income of approximately $64,100. Shelbyville, which had an estimated population of 19,700 with a median household income of $56,000, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing and retail trade are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 1.9% in December 2022 compared to 1.3% in December 2021.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial and multi-family real estate lending.
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2022 of 20,600 with a median household income of approximately $56,300. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Emerson Climate Technologies, Airstream, Plastipak Packaging, and Wilson Health. The unemployment rate in Shelby County was 2.9% in December 2022 compared to 2.8% in December 2021.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2022 of 109,300 with a median household income of approximately $64,300. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2022 of 26,100 with a median household income of approximately $65,600, while Piqua had a population of 20,400 with a median household income of approximately $50,000. Manufacturing is the leading industry employment sector in Miami County, followed by retail trade and health care and social services. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 3.2% in December 2022 compared to 3.0% in December 2021.
Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 13th most populous city in the United States with an estimated population in 2022 of 907,300 and a median household income of approximately $58,600. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.
The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2022 was 3.1%

for the entire Columbus metropolitan area and 3.1% for Franklin County, compared to 2.9% for the entire Columbus metropolitan area and 3.0% for Franklin County in December 2021.
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
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2022, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $24.7 million. As of December 31, 2022, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2022, our largest lending relationship with one borrower was for $17.3 million consisting of four commercial real estate loans secured by properties in the Columbus, Ohio area. All of these loans were performing in accordance with their repayment terms at December 31, 2022.
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
Loan Maturity and Repricing. The following tables set forth certain information at December 31, 2022 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan and lease losses.

	Due in 1 Year or Less	Weighted Average Yield	Due After 1 Year Through 5 Years	Weighted Average Yield	Due After 5 Years Through 15 Years	Weighted Average Yield	Due After 15 Years	Weighted Average Yield	Total Loans and Leases	Weighted Average Yield
	(Dollars in thousands)

Commercial mortgage	$25,514	6.0%	$25,968	4.7%	$114,458	4.6%	$132,147	4.6%	$298,087	4.7%
Commercial and industrial	33,354	7.1	23,399	4.6	28,098	4.8	15,569	4.7	100,420	5.5
Construction and development	49,611	6.4	54,667	5.5	30,605	3.8	5,040	5.3	139,923	5.4
Multi-family	6,452	4.2	24,313	3.9	56,750	4.6	37,399	4.2	124,914	4.3
Residential mortgage	1,767	5.5	7,804	4.7	41,692	4.3	94,866	4.3	146,129	4.3
Home equity lines of credit	594	5.5	3,465	5.8	6,951	7.4	—	—	11,010	6.8
Leases	5,499	6.6	122,687	6.9	5,283	6.6	—	—	133,469	6.9
Consumer	546	4.0	11,493	5.3	8,972	4.9	37	3.7	21,048	5.1

Total loans and leases	$123,337		$273,796		$292,809		$285,058		$975,000

	Amount due after one year at fixed interest rates:	Amount due after one year at variable interest rates:
	(Dollars in thousands)

Commercial mortgage	$43,949	$228,624
Commercial and industrial	27,455	39,611
Construction and development	29,898	60,414
Multi-family	17,736	100,726
Residential	82,956	61,406
Home equity lines of credit	2,706	7,710
Leases	127,970	—
Consumer	20,502	—

Total loans and leases	$353,172	$498,491
Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last eight years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2022, $157.1 million, or 16.1%, of our total loan and lease portfolio was secured by residential real estate, consisting of $141.4 million of one- to four-family residential real estate loans, $4.7 million of home equity loans, and $11.0 million of home equity lines of credit.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2022, 57.4% of our one- to four-family residential real estate loans were fixed-rate loans and 42.6% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate non-interest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. During the year ended December 31, 2022, we originated $41.3 million one- to four-family fixed-rate mortgage loans and $24.0 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $28.1 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Originations, Sales and Purchases of Loans.”

We also, from time to time, make a limited amount of Federal Housing Administration (“FHA”) loans, U.S. Department of Veterans Affairs (“VA”) loans and U.S. Department of Agriculture (“USDA”) loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. During the year ended December 31, 2022, we did not originate or sell any FHA, VA or USDA loans, compared to $624,000 of FHA, VA and USDA loans originated and sold during the year ended December 31, 2021.
Substantially all of the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2022, $46.6 million or 31.9% of our one- to four-family loan portfolio consisted of jumbo loans.
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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $125,000 at December 31, 2022.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2022, home equity loans totaled $4.7 million, or 0.5% of our total loan and lease portfolio.
Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2022, home equity lines of credit totaled $11.0 million, or 1.1% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $7.9 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2022, unfunded commitments on home equity lines of credit totaled $16.8 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $157.1 million in one- to four- family loans, including home equity loans and lines of credit, in our portfolio as of December 31, 2022, $12.3 million, or 7.8%, were to borrowers with a credit score under 660.
Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2022, $423.0 million or 43.4% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $154.5 million, or 15.8% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $124.9 million of the $423.0 million commercial and multi-family real estate loan portfolio, or 12.8% of our total loan and lease portfolio, at December 31, 2022.  Of the remaining $298.1 million of this portfolio, approximately $140.0 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2022, our purchased multi-family and commercial real estate loan participations totaled $40.9 million, or 9.7% of our total multi-family and commercial real estate loan portfolios.
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
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2022, 17.4% of our multi-family and commercial real estate loans were fixed-rate loans and 82.6% were adjustable-rate loans.
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
At December 31, 2022, the average loan size of our outstanding multi-family and commercial real estate loans was $1.1 million, and the largest of such loans was a $11.8 million loan secured by a first mortgage on a parking garage and apartment building located in the Columbus, Ohio metropolitan area. This loan was performing in accordance with its repayment terms at December 31, 2022. We had 44 other commercial and multi-family real estate loans with an outstanding balance in excess of $3.0 million at December 31, 2022, all of which were performing in accordance with their repayment terms at December 31, 2022.  Our largest lending relationship with one borrower at December 31, 2022 was for $26.4 million consisting of seven commercial real estate loans secured by six separate hotels, three in the Dayton, Ohio area, one in the Columbus, Ohio area and two in the Cincinnati, Ohio area, all with a common guarantor. All of these loans were performing in accordance with their repayment terms at December 31, 2022.
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

The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2022 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$21,563	$18,294	$62	$39,919	9.4%
Multi-family/Apartment buildings	33,851	90,788	275	124,914	29.5
Hotels	23,044	71,680	—	94,724	22.4
Industrial buildings	55,250	13,204	402	68,856	16.3
Retail	13,243	14,991	—	28,234	6.7
Medical	5,144	8,534	—	13,678	3.2
Automotive	8,480	377	—	8,857	2.1
Restaurants	6,500	3,250	—	9,750	2.3
Campgrounds/Golf Courses/Leisure Activities	6,644	—	—	6,644	1.6
Agricultural	3,081	1,695	—	4,776	1.1
Other	5,804	14,545	2,300	22,649	5.4
Total(1)	$182,604	$237,358	$3,039	$423,001	100.0%
(1) Ohio total includes $154.5 million of commercial and multi-family loans secured by property located in the Columbus, Ohio market.
Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2022, we had $100.4 million of commercial and industrial loans, representing 10.3% of our total loan and lease portfolio, including $6.3 million of unsecured commercial and industrial loans (which includes Paycheck Protection Program ("PPP") loans discussed below).

At December 31, 2022, we had $944,000 of loans originated under the PPP, a specialized low-interest loan program funded by the U.S. Treasury Department and administered by the Small Business Administration (“SBA”). The Bank, as a qualified SBA lender, was authorized to originate PPP loans. PPP loans have an interest rate of 1.0%, a two- year or five-year loan term to maturity, and principal and interest payments deferred until the lender receives the applicable forgiven amount or ten months after the end of the borrower’s loan forgiveness covered period. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and the loan proceeds are used for other qualifying expenses. The PPP expired on May 31, 2021.
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
At December 31, 2022, the average loan size of our outstanding commercial and industrial loans was $240,000, and our largest outstanding commercial and industrial loan was a capital improvement loan totaling $7.1 million to an equipment holding and leasing company located in Bremen, Ohio secured by a first lien on equipment.  This loan was performing in accordance with its repayment terms at December 31, 2022.  We had 20 other commercial and industrial loans with an outstanding balance in excess of $1.0 million at December 31, 2022, all but one of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2022, our construction and development loan portfolio totaled $139.9 million, or 14.4% of our total loan and lease portfolio, consisting of $127.0 million in commercial construction loans and $12.9 million in residential construction loans.  At December 31, 2022, we had unfunded construction loan commitments totaling $128.2 million and $17.7 million in commercial and residential construction loans, respectively.
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
Our commercial construction loans have terms that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $2.3 million at December 31, 2022.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout.  At December 31, 2022, $20.8 million, or 16.4%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. We do not make speculative construction loans to a builder for homes that are not pre-sold.  The average outstanding residential construction loan balance was approximately $267,000 at December 31, 2022.
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
At December 31, 2022, our largest construction and land development loan had an outstanding balance of $10.9 million and was secured by an apartment building located in Columbus, Ohio. At December 31, 2022, this loan was performing according to its repayment terms. We had 15 other construction and development loans with an outstanding balance in excess of $3.0 million at December 31, 2022, all of which were performing in accordance with their repayment terms at that date except for one $4.9 million loan that is subject to litigation between the developer and other parties.

Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $200,000 (with an average size of $45,000) with terms of 24 to 72 months, with a weighted average term of 41.7 months as of December 31, 2022. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2022, our direct finance leasing portfolio totaled $133.5 million, or 13.7% of our total loan and lease portfolio, with lease contracts located throughout the United States.
At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments and deferred indirect costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment.
To generate deal flow, we actively work with over 100 brokers and third-party originators across the country, some of which are one person shops and others more established companies, with most of the volume coming from fewer than 25 referral sources. We have operated with this model since we commenced leasing operations in 1989 and have developed procedures to minimize fraud and concentration risk. The leases are processed by us through our lease origination software, which allows brokers to populate the fields with customer information and attach credit documentation, streamlining the data collection process. There is no automated approval process. Each lease application is reviewed by a credit administrator and then sent to a credit underwriter for review and approval. We have procedures in place to check and underwrite all the data we receive from the brokers and third-party originators, including ensuring that the potential lessee is operating from the location given and tracking the performance of each vendor.
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
At December 31, 2022, approximately $41.7 million or 31.2% of the aggregate dollar amount of our lease portfolio was concentrated in four states: California at 9.4%; New York at 9.3%; Florida at 6.3% and Arkansas at 6.2%. Our largest leasing relationship at that date was with the State of Arkansas which consisted of more than 3,000 leases totaling approximately $7.6 million in lease receivables, all of which were performing in accordance with the lease terms. Our second largest leasing relationship was with a drilled pile foundation company located in Florida consisting of four contracts totaling approximately $1.6 million in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2022, our consumer loan portfolio totaled $21.0 million, or 2.2% of our total loan and lease portfolio, including $1.2 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2022, we originated $232.1 million of fixed rate loans and leases and $254.2 million of adjustable-rate loans, compared to $315.1 million of fixed rate loans and leases and $218.7 million of adjustable-rate loans during the year ended December 31, 2021.
The following tables provide information regarding our origination for the periods indicated:

	2022
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$41,269	$23,958	$65,227
Home equity lines of credit	2,740	8,052	10,792
Multi-family and commercial real estate	23,227	91,510	114,737
Construction and development	66,970	109,734	176,704
Consumer	14,564	—	14,564
Commercial and Industrial	13,052	20,935	33,987
Leases	70,293	—	70,293
Total	$232,115	$254,189	$486,304
(1)Includes $2.3 million of fixed-rate and $17,000 of adjustable-rate loans secured by second mortgages on residential properties.

	2021
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$101,512	$19,860	$121,372
Home equity lines of credit	2,529	7,566	10,095
Multi-family and commercial real estate	39,836	136,416	176,252
Construction and development	29,465	29,439	58,904
Consumer	15,121	—	15,121
Commercial and Industrial	55,857	25,384	81,241
Leases	70,733	—	70,733
Total	$315,053	$218,665	$533,718
(1)Includes $1.8 million of fixed-rate and $25,000 of adjustable-rate loans secured by second mortgages on residential properties.

As reflected in the tables above, loan and lease originations decreased $47.4 million or 8.9%, to $486.3 million during 2022 compared to $533.7 million during 2021, primarily due to decreases in residential mortgage loans as a result of a slowdown in the refinancing and sales of housing in our area due to rising market interest rates, multifamily and commercial real estate loans also due to increasing interest rates, and commercial and industrial loans as a result of the expiration of the PPP in May 2021. Construction and development loan originations increased year over year in line with management’s strategy to expand this portfolio.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2022 and 2021, we sold $28.1 million and $76.2 million of one- to four-family residential real estate loans, respectively. During the year ended December 31, 2022, we did not originate or sell any FHA, VA or USDA loans, compared to $624,000 of FHA, VA and USDA loans originated and sold during the year ended December 31, 2021.
We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2022, we had 50 loans totaling $69.4 million in which we were not the lead lender. All of these participation loans were performing in accordance with their original repayment terms at December 31, 2022. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification. Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
Delinquencies and Non-Performing Assets
Loans and leases are reviewed on a regular basis. Management determines that a loan or lease is impaired or nonperforming when it is probable at least a portion of the loan or lease will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan or lease is determined to be impaired, the measurement of the loan or lease in the allowance for loan and lease losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Nonaccrual loans and leases are loans and leases for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans and leases that become 90 days or more delinquent are placed on nonaccrual status unless the loan is well secured and in the process of collection.
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
Nonperforming loans and leases totaled $9.1 million or 0.94% of total loans and leases at December 31, 2022 and $8.1 million or 0.95% of total loans and leases at December 31, 2021. The increase in nonperforming loans was primarily attributable to a $1.3 million increase in commercial and industrial loans, primarily due to one loan of $1.3 million secured by business assets and a second mortgage, past due more than 90 days and still accruing. At December 31, 2022, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is subject to litigation between the developer and other parties.
Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and First Bank Richmond grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2022.
Loans on nonaccrual status at the date of modification are initially classified as non-accrual troubled debt restructurings.  At December 31, 2022, we had $428,000 in nonaccrual troubled debt restructurings, none of which were in the process of foreclosure at December 31, 2022.  Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments.  At December 31, 2022, we had no loans or leases classified as accruing troubled debt restructurings.
Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan and lease losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $57,000 in foreclosed assets at December 31, 2022.
The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2022	2021
	(Dollars in thousands)
Nonaccrual loans and leases:
Residential mortgage(1)	$113	$119
Commercial mortgage	—	128
Construction and development	4,900	4,900
Commercial and industrial	961	995
Leases	29	42
Total non-accruing loans and leases(2)	6,003	6,184

Accruing loans and leases delinquent more than 90 days:
Residential mortgage(1)	1,825	1,813
Home equity lines of credit	30	12
Consumer	33	22
Commercial and industrial	1,285	—
Total accruing loans and leases delinquent more than 90 days	3,173	1,847
Total non-performing loans and leases	9,176	8,031

Foreclosed assets:
Residential mortgage(1)	57	27
Total foreclosed assets	57	27

Total non-performing assets	$9,233	$8,058

Troubled debt restructurings (accruing):
Total trouble debt restructuring	$—	$—

Total non-performing loans to total loans	0.94%	0.95%
Total non-performing assets to total assets	0.69%	0.64%
Total non-performing assets and troubled debt restructurings (accruing) to total assets	0.69%	0.64%
(1)Includes loans secured by first and second mortgages on residential properties.
(2)Nonaccrual loans and leases include $428,000 and $456,000 of troubled debt restructurings for the years ended December 31, 2022 and 2021, respectively.

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
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2022	2021
	(In thousands)
Special mention	$4,034	$12,222
Substandard	12,710	8,453
Doubtful	29	42
Loss	—	—
Total classified assets	$16,773	$20,717
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

	At and For the
	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Allowance for loan and lease losses to total loans outstanding	1.27%	1.43%
Allowance for loan and lease losses	$12,413	$12,108
Total loans outstanding	$975,000	$845,951
Nonaccrual loans to total loans outstanding	0.62%	0.73%
Nonaccrual loans	$6,003	$6,184
Total loans outstanding	$975,000	$845,951
Allowance for loan and lease losses to nonaccrual loans	206.78%	195.80%
Allowance for loan and lease losses	$12,413	$12,108
Nonaccrual loans	$6,003	$6,184
Net charge-offs/(recoveries) during the period to average loans outstanding:
Commercial mortgage	(0.02)%	—%
Net recoveries during the period	$(53)	$(3)
Average amount outstanding	$285,404	$253,938
Commercial and industrial	(0.13)%	(0.09)%
Net recoveries during the period	$(130)	$(104)
Average amount outstanding	$98,630	$117,528
Construction and development	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$112,058	$63,634
Multi-family	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$106,813	$81,429
Residential mortgage	(0.01)%	(0.21)%
Net recoveries during the period	$(13)	$(273)
Average amount outstanding	$138,147	$129,205
Home equity	(0.11)%	—%
Net recoveries during the period	$(10)	$—
Average amount outstanding	$9,212	$6,488
Leases	0.29%	0.21%
Net charge-offs during the period	$371	$257
Average amount outstanding	$129,252	$119,827
Consumer	0.71%	0.21%
Net charge-offs during the period	$130	$31
Average amount outstanding	$18,402	$14,637
Total loans	0.03%	(0.01)%
Net charge-offs/(recoveries) during the period	$295	$(92)
Average amount outstanding	$897,918	$786,686
The increase in our allowance for loan and lease losses at December 31, 2022 as compared to December 31, 2021 primarily was driven by a $129.0 million increase in our loan portfolio. The growth in the balance of loans and leases primarily occurred in the construction and development and commercial mortgage categories, which is in line with management's strategy to expand these portfolios. See “Management’s Discussion and Analysis-Financial Condition at December 31, 2022 Compared

to December 31, 2021” contained in Part II, Item 7 of this Form 10-K for additional information regarding changes in our loans, leases, and related allowances.
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

	At December 31,
	2022		2021
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential mortgage	$76	15.0%	$263	15.9%
Home equity lines of credit	23	1.1	29	0.8
Multi-family	1,955	12.8	1,875	12.7
Commercial mortgage	4,776	30.5	4,742	30.9
Construction and development	2,855	14.4	2,286	11.1
Total real estate loans	9,685	73.8	9,195	71.4

Consumer loans	241	2.2	195	1.9

Commercial business loans and leases:
Commercial and industrial	1,291	10.3	1,639	11.8
Leases	1,196	13.7	1,079	15.0
Total commercial business loans and leases	2,487	24.0	2,718	26.8

Total loans and leases	$12,413	100.0%	$12,108	100.0%
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

In April 2020, First Bank Richmond created a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”) to hold a majority of its investment portfolio and take advantage of certain tax benefits. FB Richmond Holdings, a Nevada corporation, holds, services, manages and invests that portion of First Bank Richmond’s investment portfolio as may be transferred from time to time by First Bank Richmond to FB Richmond Holdings. FB Richmond Holdings’ investment policy, for the most part, mirrors that of First Bank Richmond’s investment policy. FB Richmond Holdings has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer of the Company serve on the board of directors of FB Richmond Holdings. At December 31, 2022, we had, on a consolidated basis, $284.9 million of securities, at fair value, classified as available-for-sale, $6.7 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading. At that date, FB Richmond Holding managed $290.6 million of our total investment portfolio.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2022.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $9.9 million at December 31, 2022.  For the year ended December 31, 2022, First Bank Richmond received a total of $399,000 in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.
Portfolio Maturities and Yields. The following table sets forth the weighted average yields of investment securities at various ranges of maturities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2022.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2022
	Weighted-Average Yield
	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years

Securities available for sale:
U.S. government, SBA pools and federal agency	3.94%	2.33%	1.73%	1.86%
State and municipal obligations	2.90	2.15	2.25	2.43
Government sponsored mortgage-backed securities	—	1.18	1.78	1.64
Corporate obligations	—	—	3.97	4.09
Total securities available for sale	3.11	2.09	2.37	2.06

Securities held to maturity:
State and municipal obligations	2.79	3.14	4.88	5.05
Total securities held to maturity	2.79	3.14	4.88	5.05
Total investment securities	3.00%	2.26%	2.42%	2.07%

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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2022, our brokered deposits totaled $257.9 million, or 25.7% of total deposits, with an average interest rate of 1.78% and a 12-month weighted-average maturity, compared to $121.8 million, or 13.5% of total deposits, with an average interest rate of 0.62% and a 27-month weighted-average maturity at December 31, 2021.  Our reliance on brokered deposits may increase our overall cost of funds.

At December 31, 2022, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $702.9 million, representing 69.9% of total deposits, compared to $716.4 million, representing 79.6% of total deposits, at December 31, 2021.
Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $539.7 million or 53.7% of our total deposits at December 31, 2022.  Approximately 76.5% ($769.5 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2022, with 88.3% ($679.7 million) of those deposits held in our five Richmond, Indiana offices. Overall, $810.4 million or 80.6% of our total deposits were held in Indiana branches and $194.8 million or 19.4% were held in Ohio branches as of December 31, 2022.
The Federal Reserve Board generally requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. In response to the COVID-19 pandemic the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020.
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Beginning balance	$900,175	$693,045
Net deposits	97,958	202,194
Interest credited	7,128	4,936
Ending balance	$1,005,261	$900,175

Net increase	$105,086	$207,130

Percent increase	11.7%	29.9%

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits:
Non-interest bearing	$106,415	10.6%	$114,303	12.7%
Interest bearing	157,429	15.7	164,356	18.3
Savings	129,640	12.9	113,510	12.6
Money market	151,026	15.0	140,447	15.6

Total non-certificates	544,510	54.2	532,616	59.2

Certificates:

0.00 – 1.00%	193,985	19.3	259,650	28.8
1.01 – 2.00%	43,943	4.4	78,582	8.7
2.01 – 3.00%	64,837	6.4	19,949	2.2
3.01 – 4.00%	43,682	4.3	9,378	1.0
Over 4.00%	114,304	11.4	—	—

Total certificates	460,751	45.8	367,559	40.8

Total deposits	$1,005,261	100.0%	$900,175	100.0%

The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2022		2021
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Non-interest bearing	$111,990	—%	$108,374	—%
Interest bearing	165,213	0.3	154,938	0.2
Savings	124,806	0.3	110,706	0.3
Money market	159,919	2.0	136,725	0.6
Certificate accounts	384,038	2.2	287,051	0.9

Total deposits	$945,966	1.4%	$797,794	0.5%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2022.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	3.01- 4.00%	Over 4.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2023	$36,837	$1,582	$14,737	$—	$20,000	$73,156	15.88%
June 30, 2023	51,159	4,366	16,755	8,059	1,321	81,660	17.72
September 30, 2023	24,755	8,947	3,220	—	50,000	86,922	18.87
December 31, 2023	1,735	13,279	16,781	12,860	27,890	72,545	15.74
March 31, 2024	4,802	2,758	4,782	11,907	14,938	39,187	8.51
June 30, 2024	10,937	309	4,346	954	—	16,546	3.59
September 30, 2024	14,053	947	50	5,360	—	20,410	4.43
December 31, 2024	17,211	1,913	459	2,905	—	22,488	4.88
March 31, 2025	5,415	1,662	2,290	—	91	9,458	2.05
June 30, 2025	1,991	634	150	29	—	2,804	0.61
September 30, 2025	5,385	1,693	207	—	—	7,285	1.58
December 31, 2025	14,071	1,582	361	160	18	16,192	3.51
Thereafter	5,634	4,271	699	1,448	46	12,098	2.63

Total	$193,985	$43,943	$64,837	$43,682	$114,304	$460,751	100.00%

Percent of total	42.10%	9.54%	14.07%	9.48%	24.81%	100.00%

As of December 31, 2022 and 2021, approximately $219.7 million and $225.3 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2022 (dollars in thousands).

3 months or less	$6,916
Over 3 through 6 months	11,499
Over 6 through 12 months	15,637
Over 12 months	10,455
$44,507
For additional information regarding our deposits, see "Note 9: Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2022, we had $180.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2022 we could borrow an additional $57.7 million from the FHLB of Indianapolis at prevailing interest rates.

We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million.
The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average rates as of December 31, 2022.

Maturity by Fiscal Year	FHLB Advances	Weighted Average Rate

2023	$27,000	4.61%
2024	31,000	1.77%
2025	16,000	2.63%
2026	18,000	1.57%
2027	—	—%
Thereafter	88,000	1.59%
	$180,000	2.17%
Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $138.8 million at December 31, 2022. These activities provide an additional source of fee income to First Bank Richmond and in 2022 constituted 12.8% of our total non-interest income.
Subsidiary and Other Activities

At December 31, 2022, Richmond Mutual Bancorporation had two subsidiaries, First Bank Richmond and First Insurance Management, Inc. First Bank Richmond is our wholly owned banking subsidiary. First Insurance Management, Inc. was formed in 2022 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada, for the purpose of providing additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. As of December 31, 2022, First Insurance Management provided us with various liability and property damage policies for the Company and its related subsidiaries. First Insurance Management is regulated by the State of Nevada Division of Insurance.
At December 31, 2022, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds substantially all of First Bank Richmond's investment portfolio. As of December 31, 2022, the market value of securities managed was $290.5 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $101.8 million in loans.
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

Based on the most recent data provided by the FDIC, there are approximately 11 and 19 other commercial banks and savings banks operating in our Indiana and Ohio market areas, respectively. Additionally, there are approximately 14 and seven credit unions operating in these same respective market areas. As of June 30, 2022 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 22.1% and 1.3%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 8.7% and 4.2%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2022, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2022, First Bank Richmond’s largest aggregate amount of loans to one borrower was $17.3 million.
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

At December 31, 2022, First Bank Richmond’s capital exceeded all applicable requirements. See “Management’s Discussion and Analysis-Capital Resources” contained in Part II, Item 7 and “Note 17: Regulatory Capital” in the Notes to Consolidated Financial Statement contained in Part II, Item 8 of this Form 10-K.
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
Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution's level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered "well capitalized," provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2022, First Bank Richmond met the criteria to be considered "well capitalized."
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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

a.Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

b.Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2022, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 84.9% of total regulatory capital. In addition, at December 31, 2022, the Bank’s loans secured by commercial real estate (as defined in the guidance) represented 338.5% of total regulatory capital.
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
Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the Deposit Insurance Fund reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. In September 2020, the FDIC Board of Directors adopted a Restoration Plan to restore the reserve ratio to at least 1.35 percent within eight years, absent extraordinary circumstances, as required by the Federal Deposit Insurance Act. The Restoration Plan maintained the assessment rate schedules in place at the time and required the FDIC to update its analysis and projections for the deposit insurance fund balance and reserve ratio at least semiannually.
In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an Amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023. The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028.
For the fiscal year ended December 31, 2022, First Bank Richmond paid $414,000 in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2022, no impairment of the value of the stock has been recognized. As of December 31, 2022, the Bank had $180.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2022, the Bank was in compliance with the reserve requirements.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2022, the Bank had no outstanding borrowings from the discount window.
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
Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2022, we had no capital loss carryovers.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond as a member of the same affiliated group of corporations.

State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2022, of 5.0% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. The Indiana legislature started reducing the financial institutions tax from 8.5% to 6.0% in 0.5% increments over a seven-year period that commenced in 2014. The full rate reduction to 4.9% will be phased in fully by 2023. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
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
Employees and Human Capital
As of December 31, 2022, we had 181 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.

To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2022, approximately 73% of our workforce was female and 27% male, and our average tenure was 10.6 years. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.

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

A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our 10.6 year average tenure reflects the engagement of our employees in this core talent system tenet.
Information about our Executive Officers
Officers are elected annually to serve for a one-year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Garry D. Kleer (age 67). Mr. Kleer currently serves as Chairman, President and Chief Executive Officer of Richmond Mutual Bancorporation and as Chairman and Chief Executive Officer of First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer is a member of the Large Community Bank Council of the Independent Community Bankers of America. During 2022, Mr. Kleer served as Chairman of the Indiana Bankers Association (“IBA”) and continues to serve on its board as immediate past chairman. Mr. Kleer was named a Sagamore of the Wabash and inducted into the IBA Leaders in Banking Excellence in 2022. Mr. Kleer’s community involvement includes service on the boards of the Boys & Girls Clubs of Wayne County, Reid Health Foundation, Richmond Symphony Orchestra, Reid Health, and Wayne County Foundation. He has also been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer is a graduate of Indiana University, the ABA Graduate School of Commercial Lending and the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Donald A. Benziger (age 69). Mr. Benziger has served as Executive Vice President- Chief Financial Officer of Richmond Mutual Bancorporation since its formation in February 2019. Mr. Benziger joined First Bank Richmond in 2012 as Senior Vice President-Chief Financial Officer and has served as Executive Vice President-Chief Financial Officer since 2014. Mr. Benziger has more than 40 years of experience in the financial services industry. This experience has included serving as Chief Financial Officer at several public companies, including SEC registrants. His responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting, investment management, and regulatory reporting. Mr. Benziger holds a bachelor’s degree from Ohio Northern University and an MBA in Finance from Bowling Green State University. He is also a graduate of the Stonier Graduate School of Banking.
Dean W. Weinert (age 70). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45+ year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.
Paul J. Witte (age 51). Mr. Witte, employed by First Bank Richmond since 1996, was promoted to President/Chief Operating Officer of the Bank in January 2023. Mr. Witte has recently served as Executive Vice President and previously as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages the lending and operations functions of the Bank. Mr. Witte is a graduate of Ball State University with a B.S. in Accounting, Corporate Finance and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison.
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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A return of recessionary conditions or adverse economic conditions in our market areas may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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

The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans. At December 31, 2022, 41.5% of our loan and lease portfolio consisted of fixed-rate loans and leases.

As is the case with many banks our emphasis on increasing core deposits has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At December 31, 2022, we had $314.3 million in certificates of deposit that mature within one year and $544.5 million in noninterest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

Any substantial prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and liabilities and ultimately affect our earnings.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic could continue to pose risks and could harm our business, our results of operations and the prospects of the Company. The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify.

We could be subject to a number of risks as the result of the continuing COVID-19 pandemic and COVID 19 variants, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to Our Business

We have a substantial amount of commercial and multi-family real estate and commercial and industrial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2022, our commercial real estate, multi-family real estate and commercial and industrial loans totaled $523.4 million, or 53.7% of our total loans and leases. While these types of loans are potentially more profitable than residential mortgage loans, they are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate and commercial and industrial loans generally have more risk than the one- to four-family residential real estate loans we originate. Because the repayment of these types of loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment can be affected by factors outside the borrower's control, such as adverse conditions in the real estate market or the economy, disruptions in supply chains, or change in government regulations.

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

We have focused on growing our construction and development loan portfolio in recent years which adds additional risks to our loan portfolio.

Construction and development loans totaled $139.9 million, or 14.4% of total loans, as of December 31, 2022, of which $127.0 million were commercial construction loans and $12.9 million were residential real estate construction loans, compared to total construction and development loans of $58.4 million, or 7.8% of total loans, at December 31, 2020. Construction lending generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. In the event a loan is made on property that is not yet approved for the planned development or improvements, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale or rental of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which complicates the process of working with our problem construction loans. Further, in the case of speculative construction loans, there is the added risk associated with the borrower obtaining a take-out commitment for a permanent loan. Loans on land under development or held for future construction also pose additional risk because of the lack of income production by the property and the potential illiquid nature of the collateral. Other risks may include the fraudulent diversion of construction funds, the filing of mechanics liens by contractors, subcontractors or suppliers, or the contractor’s failure to complete the construction of the project.

Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.

Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, has increased to $663.3 million, or 68.0% of total loans and leases, at December 31, 2022 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If we are unable to maintain and grow revenue from our leasing business our future revenue and earnings may be adversely impacted.

Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. Revenue generated from our leasing business accounted for 15.4% and 16.3% of our total revenue for the years ended December 31, 2022 and 2021, respectively.

We rely solely on brokers and other third-party originators to generate our lease transactions. To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one-person shops and others more established companies, with most of the volume coming from fewer than 25 referral sources. None of our relationships are exclusive and any may be terminated at any time. During 2022, of our total $70.3 million in lease originations, the top five brokers/third party originators accounted for approximately 50.3% of our total volume of lease originations, one of whom accounted for approximately 15.6% of our total volume of lease originations. At December 31, 2022, our top 25 brokers/third party originators collectively accounted for 80% of our total direct financing lease portfolio, with our largest broker/third party originator accounting for 12.4% of the portfolio. If our highest producing brokers/third party originators cease to do business with us, or if their customers cease to do business with them, and we or they are unable to find alternative customers with comparable financing needs, we may experience decreased leasing volume and our revenues may decline as a result, which may materially and adversely affect our business, financial condition and results of operations.

Our leasing business exposes us to different credit risks than our real estate secured lending.

At December 31, 2022, direct financing leases totaled $133.5 million, or 13.7% of our total loan and lease portfolio. Our direct financing leases, while short term in nature, are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral may not provide an adequate source of repayment for the outstanding lease balance and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Also, if a lessee under a defaulted lease files for protection under the bankruptcy laws, then: (i) we may experience difficulties and delays in recovering the equipment from the defaulting party; (ii) the equipment may be returned in poor condition; and (iii) we may be unable to enforce important contract provisions against the insolvent party. We do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.

Finance leasing collections depend on the customer's continuing financial stability, and therefore are more likely to be adversely affected by the cash flows of the business within certain industries. Factors that may adversely affect the ability of our customers to meet their repayment plans include, among other things, their inability to implement their business plans or to meet their sales targets, any downturn in the markets or industries in which they operate, or any declines in general economic conditions. There is no guarantee that the financial condition of our customers will remain healthy in the future, that our customers will continue to fulfill their repayment obligations on time, or that any of our customers will not ultimately default on their leases. As a result, we cannot assure you that our profitability or the demand for our leasing services from our customers will be maintained at historical levels.

Moreover, approximately $41.7 million or 31.2% of our total lease portfolio is to customers located in California, New York, Florida, and Arkansas. A return of recessionary conditions or adverse economic conditions within these market areas may reduce our leasing volume and affect our customers' ability to make lease payments, resulting in higher defaults, which may result in our inability to fully recover our investment in the related equipment and adversely impact our business, financial condition, and results of operations.

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

In addition, the FASB has adopted an accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which is expected to require us to increase our allowance for loan losses and greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is applicable to us effective January 1, 2023. As of the adoption and day one measurement date of January 1, 2023, the Company expects to record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. The allowance will increase between

$2.3 million and $3.0 million from December 31, 2022. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from the allowance for credit losses, which will be approximately $1.8 million to $2.5 million. Also, as required by CECL, the Company reviewed the held-to-maturity debt securities portfolio and determined the expected losses were immaterial. The magnitude of the change in the Company’s allowance for credit losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time, other management judgements, and continued refinement and validation of the model and methodologies. See also, “Note 2 — Accounting Pronouncements” in the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10‑K.

The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three- year period the day-one adverse effects of CECL on its regulatory capital. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2022, we had no securities that were deemed impaired.

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

We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2022, the book value of our MSRs was $2.0 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.

If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2022, we owned $9.9 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The most recent stock buyback initiated by the FHLB of Indianapolis was in 2015. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. Any failure, interruption or breach in security of these systems could result in significant disruption to our operations. Information security breaches and cybersecurity-related incidents include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, theft, misuse, loss, release or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Our technologies, systems, networks and software have been and continue to be subject to cybersecurity threats and attacks. Any failures related to upgrades and maintenance of our technology and information systems could further increase our information and system security risk. Our increased use of cloud and other technologies, such as remote work technologies, also increase our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our customers, employees and third parties that we do business with have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware programs to our information systems, the information systems of our merchants or third-party service providers and/or our customers' personal devices, which are beyond our security control systems. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us, our merchants, our third-party service providers and our customers remain a serious issue and have been successful in the past.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risks of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. Furthermore, in the event of a cyber-attack, we may be delayed in identifying or responding to the attack, which could increase the negative impact of the cyber-attack on our own business, financial condition and results of operations. While we maintain specific "cyber" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants or our third-party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation, enforcement actions, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our operations rely on certain external vendors.

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

We have certain loans indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate ("SOFR"). Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans and our investment securities, and may impact the availability and cost of borrowings.

The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in implementing the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

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

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, estimations of fair value and income taxes. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided, recognize significant losses on the remeasurement of certain asset and liability balances, or significantly increase its accrued taxes liability. For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Other Risks

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2022, the net book value of our real properties, including land, was $13.7 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The NASDAQ Capital Market under the symbol "RMBI." There were approximately 453 shareholders of record of our common stock as of March 29, 2023.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2022, the Company paid cash dividends equal to $0.40 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program expired on July 3, 2022 with a total of 817,984 shares being repurchased. On July 21, 2022, the Company announced that the Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares. The fourth stock repurchase program will expire in July 2023, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

October 1, 2022 - October 31, 2022	5,151	$13.60	5,151	1,135,423
November 1, 2022 - November 30, 2022	3,876	13.26	3,876	1,131,547
December 1, 2022 - December 31, 2022	9,151	12.76	9,151	1,122,396
	18,178	$13.11	18,178

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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including new COVID-19 variants;
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
•the transition away from LIBOR toward new interest rate benchmarks;
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
At December 31, 2022, on a consolidated basis, we had $1.3 billion in assets, $961.7 million in loans, $1.0 billion in deposits and $133.0 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2022 was 14.3%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2022, we reported net income of $13.0 million, compared with net income of $11.1 million for 2021.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.
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
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2022, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, totaled $663.3 million, or 68.0% of total loans and leases, with approximately $210.1 million of these loans, or 21.6% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit of $250,000 or more and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 69.9% of our total deposits as of December 31, 2022.
Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.94% at December 31, 2022.
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
Selected Consolidated Financial and Other Data

The Financial Condition Data and Operating Data as of and for the years ended December 31, 2022 and 2021 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2022	2021
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,328,620	$1,267,640
Loans and leases, net(1)	961,691	832,846
Securities available for sale, at fair value	284,900	357,538
Investment securities, at amortized cost	6,672	9,041
FHLB stock	9,947	9,992
Deposits	1,005,261	900,175
FHLB advances	180,000	180,000
Stockholders’ equity	132,978	180,481
_____________________
(1) Net of allowances for loan and lease losses, loans in process and deferred loan fees.

	Years Ended December 31,
	2022	2021
	(In thousands)
Selected Operations Data:
Total interest income	$51,858	$45,926
Total interest expense	10,219	7,682
Net interest income	41,639	38,244
Provision for loan and lease losses	600	1,430
Net interest income after provision for loan and lease losses	41,039	36,814
Service charges on deposit accounts	1,050	882
Card fee income	1,210	1,087
Loan and lease servicing fees	862	(84)
Gain on loan and lease sales	639	2,450
Gain on sales of securities	—	56
Other income	1,105	1,025
Total non-interest income	4,866	5,416
Total non-interest expenses	30,157	28,649
Income before provision for income taxes	15,748	13,581
Provision for income taxes	2,783	2,436
Net income	$12,965	$11,145

	At or For the Years Ended December 31,
	2022	2021
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	1.01%	0.94%
Return on average equity (ratio of net income to average equity)	8.79%	6.03%
Yield on interest-earning assets	4.18%	4.01%
Rate paid on interest-bearing liabilities	1.01%	0.89%
Interest rate spread information:
Average during period	3.17%	3.12%
End of period	3.09%	2.91%
Net interest margin(1)	3.36%	3.34%
Operating expense to average total assets	2.35%	2.42%
Average interest-earning assets to average interest-bearing liabilities	122.34%	131.81%
Efficiency ratio(2)	64.85%	65.70%
Asset quality ratios:
Non-performing assets to total assets(3)	0.69%	0.64%
Non-performing loans and leases to total gross loans and leases(4)	0.94%	0.95%
Allowance for loan and lease losses to non-performing loans and leases(4)	135.28%	150.76%
Allowance for loan and lease losses to loans and leases	1.27%	1.43%
Net charge-offs/(recoveries) to average outstanding loans and leases during the period	0.03%	(0.01%)
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	13.23%	16.02%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	11.20%	12.53%
Tier 1 risk-based capital (to risk weighted assets)(5)	13.23%	16.02%
Total risk-based capital (to risk weighted assets)(5)	14.31%	17.25%
Equity to total assets at end of period	10.01%	14.27%
Average equity to average assets	11.51%	15.64%
Per share data:
Basic earnings per share	$1.20	$0.98
Diluted earnings per share	1.17	0.96
Cash dividends paid	0.40	0.78
Book value at year end	11.28	14.55
Tangible book value at year end (6)	11.28	14.55
Other data:
Number of full-service offices	12	12
Full-time equivalent employees	181	173
_____________________
(1)Net interest income divided by average interest earning assets.
(2)Total non-interest expenses as a percentage of net interest income and total non-interest income.
(3)Non-performing assets consist of nonaccrual loans and leases, accruing loans and leases more than 90 days past due, and foreclosed assets.
(4)Non-performing loans and leases consist of nonaccrual loans and leases and accruing loans and leases more than 90 days past due.
(5)Capital ratios are for First Bank Richmond.
(6)Tangible book value per share is a non-GAAP measure used by management and others within the financial services industry. Tangible book value per share is calculated by dividing tangible common equity by the number of shares outstanding.

Financial Condition at December 31, 2022 Compared to December 31, 2021

General. Total assets increased $61.0 million, or 4.8%, to $1.3 billion at December 31, 2022 from December 31, 2021. This increase was driven by a $128.8 million, or 15.5%, increase in the loan and lease portfolio, net of allowance for loan and lease losses, partially offset by a $75.0 million, or 20.5% decrease in investment securities, and a $7.1 million, or 30.9% decrease in cash and cash equivalents. The increase in loans was primarily funded by a $105.1 million, or 11.7%, increase in deposits.

Loans and Leases. Our loan and lease portfolio, net of allowance for loan and lease losses, increased $128.8 million, or 15.5%, to $961.7 million at December 31, 2022 from $832.8 million at December 31, 2021. The majority of the growth occurred in construction and development loans which increased $46.2 million, or 49.4%, to $139.9 million, and in commercial real estate loans which increased $36.9 million, or 14.1%, to $298.1 million at December 31, 2022 compared to the prior year. We also experienced a $17.5 million, or 16.3%, increase in multi-family loans, a $15.8 million, or 11.2%, increase in residential real estate loans (including home equity lines of credit), a $6.7 million, or 5.3%, increase in direct financing leases, and a $5.1 million, or 32.3%, increase in consumer loans. Commercial and industrial loans increased by $700,000, or 0.7% at December 31, 2022 compared to a year ago, in spite of an $8.4 million, or 89.4%, decrease in outstanding PPP loans to $994,000 at December 31, 2022 from $9.4 million at December 31, 2021.

The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan and lease losses) as of the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage(1)	$146,129	14.99%	$134,155	15.86%
Home equity lines of credit	11,010	1.13	7,146	0.84
Multi-family	124,914	12.81	107,421	12.70
Commercial mortgage	298,087	30.57	261,202	30.88
Construction and development	139,923	14.35	93,678	11.07
Total real estate loans	720,063	73.85	603,602	71.35

Consumer loans	21,048	2.16	15,905	1.88

Commercial business loans and leases:

Commercial and industrial	100,420	10.30	99,682	11.78
Leases	133,469	13.69	126,762	14.98
Total commercial business loans and leases	233,889	23.99	226,444	26.77

Total loans and leases	975,000	100.00%	845,951	100.00%

Less:
Deferred fees and discounts	896		997
Allowance for loan and lease losses	12,413		12,108
Total loans and leases, net	$961,691		$832,846
_____________________
(1)Includes $4.7 million and $3.2 million of loans secured by second mortgages on residential properties at December 31, 2022 and 2021, respectively.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases more than 90 days past due, totaled $9.2 million, or 0.94%, of total loans and leases at December 31, 2022, compared to $8.0 million, or

0.95% of total loans and leases at December 31, 2021. The increase in nonperforming loans was primarily attributable to a $1.3 million increase in commercial and industrial loans, primarily due to one loan of $1.3 million secured by business assets and a second mortgage past due more than 90 days and still accruing. At December 31, 2022, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.

At December 31, 2022, TDRs totaled $428,000 compared to $456,000 at December 31, 2021, all of which were nonaccrual loans at those dates.
Allowance for Loan and Lease Losses. Our allowance for loan and lease losses increased $305,000, or 2.5%, to $12.4 million at December 31, 2022 from $12.1 million at December 31, 2021. At December 31, 2022, the allowance for loan and lease losses totaled 1.27% of total loans and leases outstanding compared to 1.43% at December 31, 2021. Net charge-offs during the year ended 2022 were $295,000, or 0.03% of average loans and leases outstanding, compared to net recoveries of $92,000, or 0.01% of average loans and leases outstanding, during 2021. The allowance for loan and lease losses to non-performing loans and leases was 135.3% at December 31, 2022, compared to 150.8% at December 31, 2021.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2022, which evaluation included consideration of a potential recession due to inflation, rising interest rates, stock market volatility, and the Russia-Ukraine conflict. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, continue to be closely monitored.
Investment Securities. Investment securities decreased $75.0 million, or 20.5%, to $291.6 million at December 31, 2022, from $366.6 million at December 31, 2021. The decrease was primarily due to a $61.4 million downward mark-to-market adjustment in the fair value of securities available for sale and proceeds from maturities and paydowns of securities of $32.2 million, partially offset by the purchase of $22.5 million in securities.
Deposits. Total deposits increased $105.1 million, or 11.7%, to $1.0 billion at December 31, 2022 from $900.2 million at December 31, 2021.  This increase in deposits was primarily due to an increase in brokered deposits of $136.1 million, or 111.8%, as well as an increase in savings and money market accounts of $26.7 million, or 10.5%. These increases were partially offset by a decrease of $7.9 million, or 6.9%, in noninterest-bearing demand deposits, a $6.9 million, or 4.2%, decrease in interest-bearing demand deposits, and a $42.9 million, or 17.5%, decrease in non-brokered time deposits. At December 31, 2022, brokered deposits equaled 25.7% of total deposits compared to $121.8 million, or 13.5% of total deposits at December 31, 2021. At December 31, 2022, noninterest-bearing deposits totaled $106.4 million, or 10.6% of total deposits, compared to $114.3 million, or 12.7%, of total deposits at December 31, 2021.
Borrowings. Total borrowings, consisting solely of FHLB advances, totaled $180.0 million at both December 31, 2022 and 2021.

Stockholders’ Equity. Stockholders’ equity totaled $133.0 million at December 31, 2022, a decrease of $47.5 million, or 26.3%, from December 31, 2021. The decrease in stockholders’ equity from December 31, 2021 primarily was the result of a reduction in accumulated comprehensive income of $48.5 million due to a greater mark-to-market adjustment to the investment portfolio as a result of higher interest rates, the payment of $4.4 million in dividends to Company stockholders, and the repurchase of $9.9 million of Company common stock, partially offset by net income of $13.0 million. First Bank Richmond’s tangible common equity ratio and its risk-based capital ratios exceeded “well-capitalized” levels as defined by all regulatory standards as of December 31, 2022.
Comparison of Results of Operations for the Years Ended December 31, 2022 and 2021
General. Net income totaled $13.0 million for 2022 compared to $11.1 million in 2021, an increase of $1.8 million or 16.3%.  The increase in net income was due to a $5.9 million, or 12.9%, increase in interest income, an $830,000, or 58.0%, reduction in the provision for loan losses, partially offset by a $2.5 million, or 33.0%, increase in interest expense, a $549,000, or 10.1%, decrease in non-interest income, and a $1.5 million, or 5.3%, increase in non-interest expense.
Interest Income. Total interest income for 2022 increased $5.9 million or 12.9% over 2021. The increase primarily was a result of a $111.2 million increase in the average balance of loans and leases outstanding year-over-year, partially offset by a 19 basis point decrease in average yield on loans and leases, resulting in a $4.0 million increase in interest income on loans and leases. Interest earned on investment securities, including FHLB stock, increased $1.8 million, or 34.3%, due to a 58 basis point increase in the average yield, partially offset by a $5.5 million decrease in the average balance of the portfolio. Interest on cash and cash equivalents increased $101,000 due to an 89 basis point increase in the average yield, partially offset by a $10.0 million decrease in average balances.
Interest Expense. Total interest expense increased $2.5 million, or 33.0%, to $10.2 million during 2022 compared to $7.7 million during 2021. The increase was the result of an increase in the average balance in all categories of interest-bearing liabilities, and a 12 basis point increase in the average rate paid on interest-bearing liabilities. The average balance of savings and money market accounts increased $37.3 million, or 15.1%, to $284.7 million in 2022 compared to $247.4 million in 2021, while the rate paid on these accounts increased 25 basis points to 0.76% in 2022 from 0.51% in 2021, resulting in a $897,000 increase in interest expense. The average balance of interest-bearing checking accounts increased $10.3 million, or 6.6%, to $165.2 million in 2022 from $154.9 million in 2021, while the average rate paid on interest-bearing checking accounts increased nine basis points to 0.32% in 2022 from 0.23% in 2021, resulting in a $172,000 increase in interest expense. Average balances of certificates of deposit increased $97.0 million, or 33.8% in 2022 from $287.1 million in 2021, while the rate paid on certificates of deposit remained the same in 2022 as 2021, resulting in a $1.1 million increase in interest expense. The growth in certificates of deposit balances was due to a $112.7 million, or 231.6% increase in brokered certificates of deposit. The average rate paid on brokered certificates of deposit increased to 1.17% in 2022 from 0.72% in 2021. Interest expense on borrowings, consisting solely of FHLB advances, increased $345,000, or 12.6%, due to an 18 basis point increase on the average rate paid to 1.72% in 2022 from 1.54% in 2021, and a $1.4 million, or 0.8%, increase in the average balance of borrowings to $180.0 million in 2022 from $178.5 million in 2021.
Net Interest Income. Net interest income before provision for loan and lease losses increased $3.4 million, or 8.9%, to $41.6 million in 2022 compared to $38.2 million in 2021, primarily due to a five basis point increase in the average interest rate spread, partially offset by the growth in average interest-bearing liabilities exceeding the growth in average interest-bearing assets. Our net interest margin in 2022 was 3.36%, an increase of two basis points compared to 2021. During the year, the recognition of deferred fees related to PPP loan forgiveness had a positive impact on the net interest margin. The average yield on PPP loans was 9.41%, including the recognition of deferred fees, resulting in a positive impact to loan yield of three basis points during 2022, compared to an average yield of 8.62% with a positive impact to loan yield of 15 basis points during 2021.
Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth quarter of 2022, to a range of 4.25% to 4.50%. While net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings which tend to be shorter in duration than our assets and re-price or reset faster than assets.
Provision for Loan and Lease Losses. The provision for loan and lease losses in 2022 was $600,000, an $830,000, or 58.0%, decrease compared to $1.4 million in 2021. The provision for loan and lease losses reflects the amount required to maintain the allowance for loan and leases losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for loan and leases losses for the current year primarily reflects loan growth and, to a lesser extent, a deterioration in forecasted economic conditions and indicators utilized to estimate loan and leases losses, partially offset by an improvement in the level of adversely classified loans. Beginning in 2023, we will be required to adopt CECL, the FASB’s standard on accounting for expected credit losses. The CECL impairment model is based on expected losses rather than incurred losses, which is what we currently use. Under the new guidance, we must recognize our estimate of expected credit losses as an allowance. The CECL model incorporates forward-looking information and results in earlier loss recognition than incurred loss models do. Future assessments of the expected credit losses on loans and leases will not only be impacted by changes to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast and the period following the reasonable and supportable forecast period through the end of the asset’s contractual life. As of the CECL adoption and day one measurement date of January 1, 2023, the Company expects to record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. The allowance will increase between $2.3 million and $3.0 million from December 31, 2022. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from the allowance for credit losses, which will be approximately $1.8 million to $2.5 million. Also, as required by CECL, the Company reviewed the held-to-maturity debt securities portfolio and determined the expected losses were immaterial.
Net charge-offs in 2022 were $295,000 compared to net recoveries of $92,000 in 2021. The allowance as a percentage of the total loan and lease portfolio was 1.27% at year-end 2022, compared to 1.43% at year-end 2021. Net charge-offs in 2022 equaled 0.03% of total average loans and leases outstanding compared to net recoveries of 0.01% of total average loans and leases outstanding in 2021.

Non-interest Income. Total non-interest income decreased $549,000, or 10.1%, to $4.9 million for 2022 compared to $5.4 million for 2021.  The decrease was primarily driven by a decrease in net gains on loan and lease sales of $1.8 million, or 73.9%, to $639,000 in 2022 from $2.5 million in 2021, as mortgage banking activity declined due to lower refinancing activity, a lower supply of houses for sale in the Bank’s market area, and increases in residential mortgage rates. Net gains on securities decreased $56,000, or 100.0%, as no securities were sold during 2022 compared to $5.3 million of securities sold in 2021. Partially offsetting these decreases were loan and lease servicing fees, including mortgage servicing right impairment, of $862,000 during 2022, an increase of $946,000 compared to a loss of $84,000 during 2021, primarily due to a recovery of mortgage servicing rights of $380,000 in 2022 as a result of continued rising interest rates increasing the expected duration of our loans compared to recording a mortgage servicing rights impairment charge of $360,000 in 2021. Service charges on deposit accounts increased $168,000, or 19.1%, to $1.0 million during 2022 compared to $882,000 during 2021 as a result of higher overdraft fees and ATM fees. In addition, card fee income increased $123,000, or 11.3%, due to an overall increase in debit card usage and other income increased $81,000, or 7.9%, primarily due to increased wealth management income during 2022 compared to 2021.
Non-Interest Expenses. Total non-interest expense increased $1.5 million, or 5.3%, to $30.2 million during 2022 compared to 2021, with increases occurring in all non-interest expense categories other than equipment expenses and other expenses.
Salaries and employee benefits increased $335,000, or 1.8%, to $18.5 million in 2022 from $18.1 million in 2021, primarily due to increases in salaries resulting from the net addition of eight full-time-equivalent hires in 2022 and annual merit increases, partially offset by a $665,000 expense recorded in 2021 to complete the termination of the Company’s defined benefit pension plan which was not required in 2022. Data processing expenses increased $532,000, or 24.4%, to $2.7 million in 2022 from $2.2 million in 2021 due to higher software expenses associated with the Company's continued investment in digital banking services. Legal and professional fees increased $193,000, or 15.8%, to $1.4 million during 2022, compared to $1.2 million during 2021 due to expenses associated with the formation of First Insurance Management, Inc. Deposit insurance expenses increased $193,000, or 64.1%, to $494,000 during 2022, compared to $301,000 during 2021 due to lower capital levels, a change in our loan composition and a greater use of wholesale certificates of deposit during 2022. Net occupancy expenses increased $188,000, or 15.2%, to $1.4 million during 2022, compared to $1.2 million during 2021, due to increased building maintenance expenses.

These increases in non-interest expense were partially offset by a $38,000, or 2.9%, decrease in equipment expenses to $1.3 million in 2022 compared to 2021 due to depreciation charges, and a $12,000 decrease in other expenses.

Income Tax Expense. Income tax expense increased $348,000 in 2022 compared to 2021.  This increase in income tax expense was primarily due to pretax income increasing $2.2 million, or 16.0%, partially offset by a lower effective tax rate in 2022. The effective tax rate for the year ended 2022 was 17.7% compared to 17.9% in 2021.
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

	Years Ended December 31,
	2022			2021
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$897,918	$44,594	4.97%	$786,686	$40,579	5.16%
Securities	318,917	6,712	2.10%	324,372	5,022	1.55%
FHLB stock	9,856	399	4.05%	9,281	273	2.94%
Cash and cash equivalents and other	13,739	153	1.11%	23,750	52	0.22%
Total interest-earning assets	1,240,430	51,858	4.18%	1,144,089	45,926	4.01%
Non-earning assets	40,659			38,840
Total assets	1,281,089			1,182,929

Interest-bearing liabilities:
Savings and money market accounts	284,725	2,153	0.76%	247,431	1,256	0.51%
Interest-bearing checking accounts	165,213	534	0.32%	154,938	362	0.23%
Certificate accounts	384,038	4,441	1.16%	287,051	3,318	1.16%
Borrowings	179,966	3,091	1.72%	178,540	2,746	1.54%
Total interest-bearing liabilities	1,013,942	10,219	1.01%	867,960	7,682	0.89%
Noninterest-bearing demand deposits	111,990			108,374
Other liabilities	7,686			22,458
Stockholders' equity	147,471			184,137
Total liabilities and stockholders' equity	1,281,089			1,182,929

Net interest income		$41,639			$38,244
Net earning assets	$226,488			$276,129
Net interest rate spread(1)			3.17%			3.12%
Net interest margin(2)			3.36%			3.34%
Average interest-earning assets to average interest-bearing liabilities	122.34%			131.81%
_____________________
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

	Years Ended December 31,
	2022 vs. 2021
	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$5,713	$(1,698)	$4,015
Securities	(86)	1,776	1,690
FHLB stock	17	109	126
Cash and cash equivalents and other	(22)	123	101

Total interest-earning assets	$5,622	$310	$5,932

Interest-bearing liabilities:
Savings and money market accounts	$189	$708	$897
Interest-bearing checking accounts	24	148	172
Certificate accounts	1,123	—	1,123
Borrowings	22	323	345

Total interest-bearing liabilities	$1,358	$1,179	$2,537

Change in net interest income			$3,395
Capital and Liquidity

Capital. Shareholders' equity totaled $133.0 million at December 31, 2022 and $180.5 million at December 31, 2021. In addition to net income of $13.0 million, other sources of capital during 2022 included $799,000 related to the allocation of ESOP shares during the year and $1.5 million related to stock-based compensation. Uses of capital during 2022 included $4.4 million of dividends paid on common stock, other comprehensive loss, net of tax, of $48.5 million and $9.9 million of stock repurchases. The accumulated other comprehensive loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities as a result of the increase in market interest rates during 2022.
We paid regular quarterly cash dividends of $0.10 per common share during 2022, and regular quarterly cash dividends of $0.07 per share and a special dividend of $0.50 per share during 2021. This equates to a dividend payout ratio of 34.0% in 2022 and 83.8% in 2021. We currently expect to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2023 at the current dividend rate of $0.10 per share, our average total dividend paid each quarter would be approximately $1.2 million based on the number of our current outstanding shares at December 31, 2022. The amount of dividends, if any, we may pay may be limited as more fully discussed in "Note 17: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Item 8 of this Form 10-K.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. On May 19, 2021, the Board of Directors authorized a third stock repurchase program for up to 1,263,841 shares, or approximately 10% of its outstanding shares. This repurchase program expired on July 3, 2022 with a total of 817,984 shares being repurchased. On July 21, 2022, the Company announced that the Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares. The fourth stock repurchase program will expire in July 2023, unless completed sooner. See Part II, Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
As of December 31, 2022, we had approximately $5.6 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of December 31, 2022, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $66.7 million. Furthermore, at December 31, 2022, we had approximately $198.5 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2022. These include payments related to (i) long-term borrowings (Note 10 - Federal Home Loan Bank Advances), (ii) time deposits with stated maturity dates (Note 9 - Deposits) and (iii) commitments to extend credit and standby letters of credit (Note 13 - Commitments and Contingent Liabilities).
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be to us paid by First Bank Richmond. "Note 17: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Part II, Item 8 and "How We Are Regulated - Dividends" contained in Part I, Item I of this Form 10-K. At December 31, 2022, Richmond Mutual Bancorporation, on an unconsolidated basis, had $26.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

See also the "Consolidated Statements of Cash Flows" included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.
Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At December 31, 2022, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%
Tier 1 risk-based capital (to risk weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0
Common equity tier 1 capital (to risk weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	152,391	11.2	54,421	4.0	68,026	5.0

As of December 31, 2021

Total risk-based capital (to risk weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%
Tier 1 risk-based capital (to risk weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0
Common equity tier 1 capital (to risk weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	157,481	12.5	50,284	4.0	62,855	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2022, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, it would have exceeded all regulatory capital requirements.
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
The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$35,190	(2.11)%
+200	35,581	(1.02)
+100	35,754	(0.54)
Level	35,949	—
-100	36,492	1.51
-200	36,920	2.70
-300	38,255	6.41
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
The table below sets forth, as of December 31, 2022, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$66,515	$(64,211)	(49.12)%
+200	93,219	(37,507)	(28.69)
+100	111,535	(19,191)	(14.68)
Level	130,726	—	—
-100	162,887	32,161	24.60
-200	185,920	55,194	42.22
-300	197,601	66,875	51.16
_____________________
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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows1F for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS, LLP (Formerly BKD, LLP)
FORVIS, LLP

We have served as the Company’s auditor since at least 1982; however, an earlier year cannot be determined.7F
Indianapolis, Indiana
March 31, 2023

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Assets
Cash and due from banks	$7,782,348	$8,473,558
Interest-bearing demand deposits	8,139,745	14,564,587
Cash and cash equivalents	15,922,093	23,038,145
Interest-bearing time deposits	490,000	—
Investment securities - available for sale	284,899,665	357,537,845
Investment securities - held to maturity	6,672,233	9,040,825
Loans held for sale	473,700	557,500
Loans and leases, net of allowance for losses of $12,413,035 and $12,107,590, respectively	961,690,677	832,846,017
Premises and equipment, net	13,668,496	14,347,088
Federal Home Loan Bank stock	9,947,300	9,992,400
Interest receivable	4,710,481	4,192,827
Mortgage-servicing rights	2,011,889	1,646,509
Cash surrender value of life insurance	3,674,499	3,619,140
Other assets	24,459,108	10,821,445

Total assets	$1,328,620,141	$1,267,639,741

Liabilities
Noninterest-bearing deposits	$106,414,812	$114,302,794
Interest bearing deposits	898,845,958	785,872,606
Total deposits	1,005,260,770	900,175,400
Federal Home Loan Bank advances	180,000,000	180,000,000
Advances by borrowers for taxes and insurance	560,196	531,030
Interest payable	1,369,351	258,032
Other liabilities	8,451,521	6,193,944
Total liabilities	1,195,641,838	1,087,158,406

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,784,246 shares and 12,400,195 shares at December 31, 2022 and 2021, respectively	117,842	124,002
Additional paid-in capital	106,088,897	114,339,810
Retained earnings	88,715,782	80,157,893
Unearned employee stock ownership plan (ESOP)	(12,193,043)	(12,928,359)
Accumulated other comprehensive loss	(49,751,175)	(1,212,011)
Total stockholders' equity	132,978,303	180,481,335

Total liabilities and stockholders' equity	$1,328,620,141	$1,267,639,741
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
Years Ended December 31, 2022 and 2021

	2022	2021
Interest Income
Loans and leases	$44,593,660	$40,578,703
Investment securities	7,111,383	5,295,318
Other	152,958	51,975
Total interest income	51,858,001	45,925,996
Interest Expense
Deposits	7,128,195	4,935,944
Borrowings	3,091,146	2,745,837
Total interest expense	10,219,341	7,681,781
Net Interest Income	41,638,660	38,244,215
Provision for losses on loans and leases	600,000	1,430,000
Net Interest Income After Provision for Losses on Loans and Leases	41,038,660	36,814,215
Non-interest Income
Service charges on deposit accounts	1,049,777	881,586
Card fee income	1,209,528	1,086,576
Loan and lease servicing fees, including mortgage servicing right impairment	861,758	(84,333)
Net gains on securities (includes $0 and $55,799, related to accumulated other comprehensive loss reclassifications)	—	55,799
Net gains on loan and lease sales	639,274	2,450,083
Other income	1,106,436	1,025,889
Total non-interest income	4,866,773	5,415,600
Non-interest Expenses
Salaries and employee benefits	18,478,020	18,143,286
Net occupancy expenses	1,425,018	1,236,549
Equipment expenses	1,268,812	1,306,754
Data processing fees	2,712,950	2,181,012
Deposit insurance expense	494,000	301,000
Printing and office supplies	194,462	165,317
Legal and professional fees	1,420,352	1,226,469
Advertising expense	459,478	395,949
Bank service charges	137,601	129,015
Real estate owned expense	30,067	25,526
Other expenses	3,535,767	3,538,538
Total non-interest expenses	30,156,527	28,649,415
Income Before Income Tax Expense	15,748,906	13,580,400
Provision for income taxes (includes $0 and $11,718, related to income tax expense from reclassification of items)	2,783,467	2,435,500
Net Income	$12,965,439	$11,144,900
Earnings Per Share
Basic	$1.20	$0.98
Diluted	$1.17	$0.96
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2022 and 2021

	2022	2021

Net Income	$12,965,439	$11,144,900

Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of tax benefit of $12,902,816 and $1,296,294	(48,539,164)	(4,876,535)
Less: reclassification adjustment for realized gains included in net income, net of tax expense of $0 and $11,718	—	44,081
	(48,539,164)	(4,920,616)

Comprehensive (Loss) Income	$(35,573,725)	$6,224,284
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount

Balances, December 31, 2020	13,193,760	$131,938	$124,246,425	$78,290,113	$(13,664,373)	$3,708,605	$192,712,708
Net income	—	—	—	11,144,900	—	—	11,144,900
Other comprehensive loss	—	—	—	—	—	(4,920,616)	(4,920,616)
ESOP shares earned	—	—	60,435	—	736,014	—	796,449
Granting of restricted stock awards	4,000	40	(40)	—	—	—	—
Stock based compensation	—	—	1,811,089	—	—	—	1,811,089
Exercise of stock options[1]	26,072	260	127,313	—	—	—	127,573
Common stock dividends ($0.78 per share)	—	—	—	(9,277,120)	—	—	(9,277,120)
Repurchase of common stock	(823,637)	$(8,236)	$(11,905,412)	$—	$—	$—	$(11,913,648)

Balances, December 31, 2021	12,400,195	124,002	114,339,810	80,157,893	(12,928,359)	(1,212,011)	180,481,335
Net income	—	—	—	12,965,439	—	—	12,965,439
Other comprehensive loss	—	—	—	—	—	(48,539,164)	(48,539,164)
ESOP shares earned	—	—	63,430	—	735,316	—	798,746
Stock based compensation	—	—	1,538,737	—	—	—	1,538,737
Common stock dividends ($0.40 per share)	—	—	—	(4,407,550)	—	—	(4,407,550)
Repurchase of common stock	(615,949)	(6,160)	(9,853,080)	—	—	—	(9,859,240)

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,715,782	$(12,193,043)	$(49,751,175)	$132,978,303
See Notes to Consolidated Financial Statements
1 The amount shown represents the number of shares issued in net-settled option transactions where some shares are netted from a portion of the exercises.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021

	2022	2021

Operating Activities
Net income	$12,965,439	$11,144,900
Items not requiring (providing) cash
Provision for loan losses	600,000	1,430,000
Depreciation and amortization	1,063,691	1,124,474
Deferred income tax	1,035,000	2,268,000
Stock based compensation	1,538,737	1,811,089
Investment securities amortization, net	1,546,615	2,526,033
Investment securities gains	—	(55,799)
Net gains on loan and lease sales	(639,274)	(2,450,083)
Loss on sale of real estate owned	10,882	1,278
Accretion of loan origination fees	(1,578,653)	(3,138,208)
Amortization of mortgage-servicing rights	224,274	412,941
ESOP shares expense	798,746	796,449
Increase in cash surrender value of life insurance	(55,359)	(93,404)
Loans originated for sale	(28,749,971)	(79,981,656)
Proceeds on loans sold	28,666,171	78,552,506
Net change in
Interest receivable	(517,654)	510,777
Other assets	(2,117,372)	(3,015,304)
Multi-employer pension plan liability	—	(17,454,709)
Other liabilities	2,257,577	(4,071,259)
Interest payable	1,111,319	35,914
Net cash provided by (used in) operating activities	18,160,168	(9,646,061)

Investing Activities
Net change in interest-bearing time deposits	(490,000)	—
Purchases of securities available for sale	(22,532,827)	(188,839,863)
Proceeds from maturities and paydowns of securities available for sale	32,181,335	61,825,965
Proceeds from sales of securities available for sale	—	5,296,930
Proceeds from maturities and paydowns of securities held to maturity	2,357,168	3,169,901
Net change in loans	(127,384,295)	(92,150,518)
Proceeds from sales of real estate owned	84,652	30,270
Purchases of premises and equipment	(385,099)	(579,452)
Change in FHLB stock	45,100	(942,800)
Net cash used in investing activities	(116,123,966)	(212,189,567)

Financing Activities
Net change in
Demand and savings deposits	11,892,698	125,089,675
Certificates of deposit	93,192,672	82,040,330
Advances by borrowers for taxes and insurance	29,166	38,506
Proceeds from FHLB advances	327,500,000	209,000,000
Repayment of FHLB advances	(327,500,000)	(199,000,000)
Repurchase of common stock	(9,859,240)	(11,913,648)
Proceeds from stock option exercises	—	127,573
Dividends paid	(4,407,550)	(9,277,120)
Net cash provided by financing activities	90,847,746	196,105,316

Net Change in Cash and Cash Equivalents	(7,116,052)	(25,730,312)
Cash and Cash Equivalents, Beginning of Period	23,038,145	48,768,457
Cash and Cash Equivalents, End of Period	$15,922,093	$23,038,145

Additional Cash Flows and Supplementary Information
Interest paid	$9,108,022	$7,645,867
Income tax paid	2,180,634	2,900,000
Transfers from loans to other real estate owned	115,965	27,000
Right of use assets obtained in exchange for new operating lease liabilities	504,682	—

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2022 and 2021
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
Note 1:    Nature of Operations and Summary of Significant Accounting Policies
On July 1, 2019, Richmond Mutual Bancorporation, Inc., a Delaware corporation (“RMB-Delaware”), completed its reorganization from a mutual holding company form of organization to a stock form of organization (“corporate reorganization”). RMB-Delaware, which owned 100% of First Bank Richmond (the “Bank” or “First Bank”), was succeeded by Richmond Mutual Bancorporation, Inc., a new Maryland corporation (the "Company”). As part of the corporate reorganization, First Mutual of Richmond, Inc.’s (the “MHC”) ownership interest in RMB-Delaware was sold in a public offering. Gross proceeds from the offering were $130.3 million.  In conjunction with the corporate reorganization, the Company contributed 500,000 shares and $1.25 million of cash to a newly formed charitable foundation, First Bank Richmond, Inc. Community Foundation (the “Foundation”).  Additionally, a “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the retained earnings of RMB-Delaware as of December 31, 2017 and March 31, 2019.
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
Consolidation - The consolidated financial statements include the accounts of the Company and First Bank and their direct and indirect subsidiaries after elimination of all material intercompany transactions.

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
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2022 and 2021.

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
Share Based Compensation - At December 31, 2022, the Company had share-based compensation plans, which are described more fully in Note 14. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $619,000 and $728,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the year ended December 31, 2022 and 2021, respectively.
Advertising Expense - The Company's advertising costs are expensed as incurred.
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
The CARES Act also approved the Paycheck Protection Program ("PPP"), administered by the Small Business Administration ("SBA") with funding provided by financial institutions. The 2021 Consolidated Appropriations Act approved a new round of PPP loans in 2021. The PPP provides loans to eligible businesses through financial institutions like First Bank, with loans being eligible for forgiveness of some or all of the principal amount by the SBA if the borrower meets certain requirements. The SBA guarantees repayment of the loans to First Bank if the borrower's loan is not forgiven and is then not repaid by the member. The Bank earns a 1% interest rate on PPP loans, plus a processing fee from the SBA for processing and originating a loan. The PPP expired on May 31, 2021. As of December 31, 2022, PPP loans outstanding totaled $944,000.
The Jumpstart Our Business Startups Act, or JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
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
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU No. 2016-13 and allows companies to irrevocably elect, upon adoption of ASU No. 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments". ASU No. 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.
As of the adoption and day one measurement date of January 1, 2023, the Company expects to record a one-time cumulative-effect adjustment to retained earnings, net of income taxes, on the consolidated balance sheet. The allowance will increase between $2.3 million and $3.0 million from December 31, 2022. CECL also requires the establishment of a reserve for potential losses from unfunded commitments that is recorded in other liabilities, separate from the allowance for credit losses, which will be approximately $1.8 million to

$2.5 million. Also, as required by CECL, the Company reviewed the held-to-maturity debt securities portfolio and determined the expected losses were immaterial.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offer Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU No. 2020-04 to have a material impact on its consolidated financial statements.
In October 2020, the FASB issued ASU No. 2020-08, Receivables – Nonrefundable Fees and Other Costs. ASU No. 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. ASU No. 2020-08 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU No. 2020-08 on January 1, 2021. The adoption of ASU No. 2020-08 did not have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. For the Company, the amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2021. Based on leases outstanding as of December 31, 2021, this standard did not have a material impact on the Company’s balance sheet or income statement. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provide entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current

GAAP (Topic 842, Leases). The amendments in ASU No. 2018-11 also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met.
Note 3:    Restriction on Cash and Due From Banks
At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $596,000. The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $7,124,000 at December 31, 2022.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on the Company's cash and cash equivalents for December 31, 2022.
Note 4:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,487	$—	$27	$3,460
SBA Pools	6,768	1	634	6,135
Federal agencies	15,000	—	2,352	12,648
State and municipal obligations	171,495	4	34,457	137,042
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	139,626	—	23,644	115,982
Corporate obligations	11,500	—	1,867	9,633
	347,876	5	62,981	284,900
Held to maturity
State and municipal obligations	6,672	17	112	6,577
	6,672	17	112	6,577

Total investment securities	$354,548	$22	$63,093	$291,477

	2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$8,691	$29	$107	$8,613
Federal agencies	15,000	—	274	14,726
State and municipal obligations	166,489	2,261	1,298	167,452
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	164,629	712	2,831	162,510
Corporate obligations	4,250	2	28	4,224
Equity securities	13	—	—	13
	359,072	3,004	4,538	357,538
Held to maturity
State and municipal obligations	9,041	147	2	9,186
	9,041	147	2	9,186

Total investment securities	$368,113	$3,151	$4,540	$366,724
The amortized cost and fair value of securities at December 31, 2022, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$2,380	$2,373	$1,258	$1,250
One to five years	15,989	15,067	3,609	3,558
Five to ten years	43,524	39,024	915	922
After ten years	146,357	112,454	890	847
	208,250	168,918	6,672	6,577
Mortgage-backed securities –GSE residential	139,626	115,982	—	—

Totals	$347,876	$284,900	$6,672	$6,577
Securities with a carrying value of $134,302,000 and $136,463,000 were pledged at December 31, 2022 and 2021, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from sales of securities available for sale during years ended December 31, 2022 and 2021 were $0 and $5,297,000, respectively.  Gross gains of $0 and $56,000 resulting from sales of available-for-sale securities were realized for the years ended December 31, 2022 and 2021, respectively. There were no gross losses realized from sales of available-for-sale securities for the years ended December 31, 2022, and 2021.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at December 31, 2022 and 2021 was $288,846,000 and $223,842,000, which is approximately 99% and 61%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio.
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
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021:

	2022
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. treasury securities	$3,460	$27	$—	$—	$3,460	$27
SBA Pools	1,237	145	4,234	489	5,471	634
Federal agencies	—	—	12,648	2,352	12,648	2,352
State and municipal obligations	76,986	11,825	59,257	22,632	136,243	34,457
Mortgage-backed securities – GSE residential	32,446	3,440	83,537	20,204	115,983	23,644
Corporate obligations	7,044	1,456	2,589	411	9,633	1,867
Total available-for-sale	121,173	16,893	162,265	46,088	283,438	62,981

Held-to-maturity
State and municipal obligations	4,995	108	413	4	5,408	112

Total temporarily impaired securities	$126,168	$17,001	$162,678	$46,092	$288,846	$63,093

	2021
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
SBA Pools	$2,838	$81	$3,214	$26	$6,052	$107
Federal agencies	14,726	274	—	—	14,726	274
State and municipal obligations	74,235	1,044	7,809	254	82,044	1,298
Mortgage-backed securities – GSE residential	111,104	2,576	6,523	255	117,627	2,831
Corporate obligations	2,972	28	—	—	2,972	28
Total available-for-sale	205,875	4,003	17,546	535	223,421	4,538

Held-to-maturity
State and municipal obligations	421	2	—	—	421	2

Total temporarily impaired securities	$206,296	$4,005	$17,546	$535	$223,842	$4,540
Federal Agency Obligations and U.S. Treasury Securities
The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies and treasury securities were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.
SBA Pools and Mortgage-Backed Securities - GSE Residential
The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.
State, Municipal, and Corporate Obligations
The unrealized losses on the Company’s investments in securities of state, municipal, and corporate obligations were caused by interest rate changes and illiquidity.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.
Note 5:    Loans, Leases and Allowance
Categories of loans and leases at December 31, 2022 and 2021 include:

	2022	2021
Commercial mortgage	$298,087	$261,202
Commercial and industrial	100,420	99,682
Construction and development	139,923	93,678
Multi-family	124,914	107,421
Residential mortgage	146,129	134,155
Home equity lines of credit	11,010	7,146
Leases	133,469	126,762
Consumer	21,048	15,905
	975,000	845,951
Less
Allowance for loan and lease losses	12,413	12,108
Deferred loan fees	896	997

	$961,691	$832,846

The following tables present the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method as of December 31, 2022 and 2021:

	2022
	Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi-Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
Allowance for loan and lease losses:
Balance, January 1	$4,742	$1,639	$2,286	$1,875	$263	$29	$1,079	$195	$12,108
Provision (recovery) charged to expense	(19)	(478)	569	80	(200)	(16)	488	176	600
Charge-offs	—	—	—	—	(19)	—	(512)	(150)	(681)
Recoveries	53	130	—	—	32	10	141	20	386

Balance, December 31	$4,776	$1,291	$2,855	$1,955	$76	$23	$1,196	$241	$12,413

Individually evaluated for impairment	$—	$281	$750	$—	$—	$—	$—	$—	$1,031
Collectively evaluated for impairment	4,776	1,010	2,105	1,955	76	23	1,196	241	11,382

Balance, December 31	$4,776	$1,291	$2,855	$1,955	$76	$23	$1,196	$241	$12,413

Loans and Leases:
Individually evaluated for impairment	$—	$961	$4,900	$—	$113	$—	$—	$—	$5,974
Collectively evaluated for impairment	298,087	99,459	135,023	124,914	146,016	11,010	133,469	21,048	969,026
Ending balance: December 31	$298,087	$100,420	$139,923	$124,914	$146,129	$11,010	$133,469	$21,048	$975,000

	2021
	Commercial Mortgage	Commercial and Industrial	Construction and Development	Multi-Family	Residential Mortgage	Home Equity	Leases	Consumer	Total
Allowance for loan and lease losses:
Balance, January 1	$4,628	$2,271	$1,068	$1,039	$323	$18	$1,054	$185	$10,586
Provision (recovery) charged to expense	111	(736)	1,218	836	(333)	11	282	41	1,430
Charge-offs	(26)	(28)	—	—	(102)	—	(474)	(106)	(736)
Recoveries	29	132	—	—	375	—	217	75	828

Balance, December 31	$4,742	$1,639	$2,286	$1,875	$263	$29	$1,079	$195	$12,108

Individually evaluated for impairment	$—	$299	$750	$—	$—	$—	$—	$—	$1,049
Collectively evaluated for impairment	4,742	1,340	1,536	1,875	263	29	1,079	195	11,059

Balance, December 31	$4,742	$1,639	$2,286	$1,875	$263	$29	$1,079	$195	$12,108

Loans and Leases:
Individually evaluated for impairment	$128	$995	$4,900	$—	$119	$—	$—	$—	$6,142
Collectively evaluated for impairment	261,074	98,687	88,778	107,421	134,036	7,146	126,762	15,905	839,809
Ending balance: December 31	$261,202	$99,682	$93,678	$107,421	$134,155	$7,146	$126,762	$15,905	$845,951

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
Grade 8 - Loss
Loans classified as loss are considered uncollectible and of such little value that their continuance as bankable assets are not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan even though partial recovery may be affected in the future.
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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2022 and 2021:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

December 31, 2022
Commercial mortgage	$296,253	$1,277	$557	$—	$—	$298,087
Commercial and industrial	92,620	2,605	5,195	—	—	100,420
Construction and development	135,023	—	4,900	—	—	139,923
Multi-family	124,914	—	—	—	—	124,914
Residential mortgage	144,190	—	1,939	—	—	146,129
Home equity lines of credit	10,958	—	52	—	—	11,010
Leases	133,254	152	34	29	—	133,469
Consumer	21,015	—	33	—	—	21,048
Total	$958,227	$4,034	$12,710	$29	$—	$975,000

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

December 31, 2021
Commercial mortgage	$256,043	$5,031	$128	$—	$—	$261,202
Commercial and industrial	91,082	7,191	1,409	—	—	99,682
Construction and development	88,778	—	4,900	—	—	93,678
Multi-family	107,421	—	—	—	—	107,421
Residential mortgage	132,223	—	1,932	—	—	134,155
Home equity lines of credit	7,097	—	49	—	—	7,146
Leases	126,707	—	13	42	—	126,762
Consumer	15,883	—	22	—	—	15,905
Total	$825,234	$12,222	$8,453	$42	$—	$845,951
The Company evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis.  No significant changes were made to either during the past year.
The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2022 and 2021:

	2022
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$26	$—	$—	$26	$298,061	$298,087	$—
Commercial and industrial	—	—	2,202	2,202	98,218	100,420	1,285
Construction and development	—	—	4,900	4,900	135,023	139,923	—
Multi-family	—	—	—	—	124,914	124,914	—
Residential mortgage	272	129	1,938	2,339	143,790	146,129	1,825
Home equity lines of credit	—	—	30	30	10,980	11,010	30
Leases	204	25	—	229	133,240	133,469	—
Consumer	171	59	33	263	20,785	21,048	33

Totals	$673	$213	$9,103	$9,989	$965,011	$975,000	$3,173

	2021
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$29	$—	$128	$157	$261,045	$261,202	$—
Commercial and industrial	33	579	366	978	98,704	99,682	—
Construction and development	55	96	4,900	5,051	88,627	93,678	—
Multi-family	—	—	—	—	107,421	107,421	—
Residential mortgage	710	174	1,932	2,816	131,339	134,155	1,813
Home equity lines of credit	131	—	12	143	7,003	7,146	12
Leases	144	82	—	226	126,536	126,762	—
Consumer	59	30	22	111	15,794	15,905	22

Totals	$1,161	$961	$7,360	$9,482	$836,469	$845,951	$1,847
The following tables present the Company’s impaired loans as of December 31, 2022 and 2021:

	2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$—	$59	$—	$49	$12
Commercial and industrial	366	567	—	366	—
Residential mortgage	113	241	—	116	4
	$479	$867	$—	$531	$16

Loans with a specific valuation allowance
Commercial and industrial	$595	$643	$281	$607	$18
Construction and development	4,900	4,900	750	4,900	—
	$5,495	$5,543	$1,031	$5,507	$18

Total impaired loans
Commercial mortgage	$—	$59	$—	$49	$12
Commercial and industrial	961	1,210	281	973	18
Construction and development	4,900	4,900	750	4,900	—
Residential mortgage	113	241	—	116	4
Total impaired loans	$5,974	$6,410	$1,031	$6,038	$34

	2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
Commercial mortgage	$128	$199	$—	$124	$36
Commercial and industrial	367	566	—	389	2
Residential mortgage	119	244	—	172	7
	$614	$1,009	$—	$685	$45

Loans with a specific valuation allowance
Commercial and industrial	$628	$658	$299	$653	$31
Construction and development	4,900	4,900	750	3,920	—
	$5,528	$5,558	$1,049	$4,573	$31

Total impaired loans
Commercial mortgage	$128	$199	$—	$124	$36
Commercial and industrial	995	1,224	299	1,042	33
Construction and development	4,900	4,900	750	3,920	—
Residential mortgage	119	244	—	172	7
Total impaired loans	$6,142	$6,567	$1,049	$5,258	$76
The following table presents the Company’s nonaccrual loans at December 31, 2022 and 2021:

	2022	2021
Commercial mortgage	$—	$128
Commercial and industrial	961	995
Construction and development	4,900	4,900
Residential mortgage	113	119
Leases	29	42
	$6,003	$6,184
During 2022 and 2021, there were no newly classified TDRs.
At December 31, 2022 and 2021, the balance of real estate owned included $57,000 and $27,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2022 and 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $1,071,000 and $885,000, respectively.
The following lists the components of the net investment in leases:

	2022	2021
Total minimum lease payments to be received	$147,520	$140,214
Initial direct costs	8,058	7,035
	155,578	147,249
Less: Unearned income	(22,109)	(20,487)
Net investment in leases	$133,469	$126,762
First Bank did not service any leases for the benefit of others totaled at December 31, 2022 and 2021, respectively.  Historically, certain leases have also been sold with partial recourse. First Bank estimates and records its obligation based upon historical loss percentages.  At both December 31, 2022 and 2021, First Bank had no recourse obligations recorded or exposure on leases sold.
The following summarizes the future minimum lease payments receivable in subsequent years:

2023	$54,309
2024	42,244
2025	28,664
2026	16,250
2027	5,438
Thereafter	615
$147,520

Note 6:    Premises and Equipment

	2022	2021
Cost
Land	$3,061	$3,061
Buildings	15,616	15,501
Furniture and equipment	7,592	8,044
Computer software	1,264	1,955
Construction in progress	470	307
Total cost	28,003	28,868
Accumulated depreciation and amortization	(14,335)	(14,521)

Net	$13,668	$14,347
Note 7:     Leases
The Company enters into leases for certain retail branches, land, and office space. Operating leases are included in other assets and the lease liability is included in other liabilities in our balance sheets. The Company does not have any finance leases.
Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
The Company's leases are generally for periods of five to 15 years with various renewal options. The exercise of such lease renewal options is not included in the present value of lease obligations unless it is reasonably certain that the option will be exercised. The Company has lease agreements which contain both lease and non-lease components such as common area maintenance charges, real estate taxes, and insurance. Non-lease components are not included in the measurement of the lease liability and are recognized in expense when incurred. The Company has elected not to recognize short-term leases, with original lease terms of twelve months or less, on the Company's balance sheet. Certain of the Company's lease arrangements include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2022:

2022

Operating lease assets	$505
Total lease assets	$505

Operating lease liabilities	$507
Total lease liabilities	$507

Weighted average remaining lease term (years)
Operating leases	8.2
Weighted average discount rate
Operating leases	3.37%
The table below presents the components of lease expense for the year ended December 31, 2022:

2022

Lease cost:
Operating lease cost	$83
Total lease cost:	$83

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities
2023	$65
2024	68
2025	69
2026	72
2027	72
2028 and after	239
Total lease payments	$585
Less: Present value discount	78
Present value of lease liabilities	$507

Note 8:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $226,634,000 and $226,260,000 at December 31, 2022 and 2021, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2022 and 2021 totaled approximately $2,012,000 and $1,647,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2022	2021
Servicing Rights
Balances, beginning of period	$2,027	$1,732
Servicing rights capitalized	209	708
Amortization of servicing rights	(224)	(413)
Balances, end of period	2,012	2,027

Valuation allowances
Balances, beginning of period	380	20
Additions	111	538
Reductions	(491)	(178)
Balances, end of period	—	380

Servicing Rights, net	$2,012	$1,647

Note 9:    Deposits

	2022	2021
Demand deposits	$414,870	$419,106
Savings deposits	129,640	113,510
Brokered certificates	257,889	121,751
Certificates and other time deposits greater than $250,000	43,757	61,296
Other certificates and time deposits	159,105	184,512
	$1,005,261	$900,175
Certificates maturing in years ending December 31:

2023	$314,283
2024	98,631
2025	35,739
2026	8,044
2027	3,614
Thereafter	440
$460,751

Note 10:    Federal Home Loan Bank Advances
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.61% to 4.74%.
The maturities of FHLB advances at December 31, 2022 are as follows:

FHLB Advances

2023	$27,000
2024	31,000
2025	16,000
2026	18,000
2027	—
Thereafter	88,000
$180,000
First mortgage loans and investment securities totaling $332,818,000 and $349,821,000 were pledged as collateral for FHLB advances at December 31, 2022 and 2021, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $88,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on SOFR.  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.
The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires April 2023; however, it is renewed annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2022, the current interest rate was 4.74%.  There were no amounts outstanding on the line at December 31, 2022 or 2021.

Note 11:    Income Tax

	2022	2021
Income tax expense (benefit)
Currently payable
Federal	$1,987	$(15)
State	(51)	182
Deferred
Federal	633	2,330
State	214	(62)

Total income tax expense	$2,783	$2,435

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$3,307	$2,852
Tax-exempt interest	(730)	(628)
Effect of state income taxes	128	95
ESOP	167	167
Cash surrender value - life insurance	(18)	(20)
Low income housing tax credit	(12)	(136)
Small insurance captive premiums	(131)	—
Other	72	105

Actual tax expense	$2,783	$2,435
A cumulative deferred tax asset is included in other assets.  The components of the asset are as follows:

	2022	2021
Assets
Allowance for loan losses	$3,031	$2,956
Net operating loss carryforward	106	1,243
Nonaccrual interest	74	76
Investment basis	4	4
Deferred compensation	488	462
Unrealized loss on securities available for sale	13,223	322
Charitable contributions	632	933
Other	1,634	1,017
Total assets	19,192	7,013

Liabilities
FHLB stock dividend	164	175
State taxes	152	193
Mortgage-servicing rights	491	402
Other	437	349
Total liabilities	1,244	1,119

Net deferred tax asset	$17,948	$5,894

As of December 31, 2022, the Company had approximately $3,011,000 of federal charitable contribution carryforwards, which will begin to expire in 2024, and no federal or state net operating loss carryforwards.
At December 31, 2022 and 2021, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at December 31, 2022 and 2021.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.
Note 12:    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	2022	2021
Net unrealized loss on available-for-sale securities	$(62,976)	$(1,534)
Tax benefit	13,225	322
Net-of-tax amount	$(49,751)	$(1,212)

Note 13:    Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk as of December 31, 2022 and 2021, were as follows:

	2022	2021

Commitments to extend credit	$278,946	$195,891
Standby letters of credit	$1,696	$3,528
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

Note 14:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants.  The Company’s expense for the plan was $227,000 and $226,000 for the years ended December 31, 2022 and 2021, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,193,000 and $12,928,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at December 31, 2022 and December 31, 2021, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the years ended December 31, 2022 and 2021 was $799,000 and $796,000, respectively.

	December 31, 2022	December 31, 2021

Earned ESOP shares	184,882	130,775
Unearned ESOP shares	897,248	951,355
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.01	$16.05
Fair value of earned shares (in thousands)	$2,405	$2,099
Fair value of unearned shares (in thousands)	$11,673	$15,269

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
The following table summarizes the restricted stock awards activity in the 2020 EIP for the year ended December 31, 2022.

	Year Ended December 31, 2022
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	348,395	$10.56
Granted	—	—
Vested	(87,104)	10.56
Forfeited	—	—
Non-vested, end of year	261,291	$10.56
Total compensation cost recognized in the income statement for restricted stock awards during 2022 and 2021 was $920,000 and $1,083,000, respectively, and the related tax benefit recognized was $193,000 and $227,000, respectively. As of December 31, 2022, unrecognized compensation expense related to restricted stock awards was $2.3 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the year ended December 31, 2022.

	2022
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance at end of year	1,050,961	10.56
Exercisable at end of year	413,120	$10.56

The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

April 1, 2021

Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of December 31, 2022 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	850,458	$2.91
Vested	(212,617)	2.91
Granted	—	—
Forfeited	—	—
Non-vested, end of year	637,841	$2.91
Total compensation cost recognized in the income statement for option-based payment arrangements during 2022 and 2021 was $619,000 and $728,000, and the related tax benefit recognized was $69,000 and $80,000, respectively. As of December 31, 2022, unrecognized compensation expense related to the stock option awards was $1.5 million.
Note 15:    Earnings Per Share
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

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Net income	$12,965	$11,145
Shares outstanding for Basic EPS:
Average shares outstanding	12,001,527	12,731,735
Less: average restricted stock award shares not vested	304,246	390,365
Less: average unearned ESOP Shares	930,787	984,893
Shares outstanding for Basic EPS	10,766,494	11,356,477

Additional Dilutive Shares	291,684	275,855

Shares outstanding for Diluted EPS	11,058,178	11,632,332

Basic EPS	$1.20	$0.98
Diluted EPS	$1.17	$0.96

Note 16:    Dividend and Capital Restrictions
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period.  The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as discussed in Note 17.

Note 17:    Regulatory Capital
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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2022, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.

First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total capital (to risk-weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%

Tier I capital (to risk-weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0

Common Equity Tier I capital (to risk-weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5

Tier I leverage capital (to average assets)	152,391	11.2	54,421	4.0	68,026	5.0

As of December 31, 2021
Total capital (to risk-weighted assets)	$169,589	17.3%	$78,590	8.0%	$98,238	10.0%

Tier I capital (to risk-weighted assets)	157,481	16.0	58,943	6.0	78,590	8.0

Common Equity Tier I capital (to risk-weighted assets)	157,481	16.0	44,207	4.5	63,855	6.5

Tier I leverage capital (to average assets)	157,481	12.5	50,284	4.0	62,855	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including share repurchases, dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% of total risk weighted assets at both December 31, 2022 and December 31, 2021. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Note 18:    Related Party Transactions
The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2022 and 2021 was approximately $7,988,000 and $9,080,000, respectively.
Annual activity consisted of the following:

	2022	2021

Balance, beginning of the year	$9,080	$9,111
New loans	—	—
Change in composition	—	(28)
Repayments	(1,092)	(3)
Balance, end of the year	$7,988	$9,080

Deposits from related parties held by the Company at December 31, 2022 and 2021 totaled $5,317,000 and $5,499,000, respectively.

Note 19:    Fair Values of Financial Instruments
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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities
U.S. Treasury securities	$3,460	$3,460	$—	$—
SBA Pools	6,135	—	6,135	—
Federal agencies	12,648	—	12,648	—
State and municipal obligations	137,042	—	137,042	—
Mortgage-backed securities - GSE residential	115,982	—	115,982	—
Corporate obligations	9,633	—	9,633	—
	$284,900	$3,460	$281,440	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Available-for-sale securities
SBA Pools	$8,613	$—	$8,613	$—
Federal agencies	14,726	—	14,726	—
State and municipal obligations	167,452	—	167,452	—
Mortgage-backed securities - GSE residential	162,510	—	162,510	—
Corporate obligations	4,224	—	4,224	—
Equity securities	13	13	—	—
	$357,538	$13	$357,525	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2022.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Impaired loans, collateral dependent	$314	$—	$—	$314
Mortgage-servicing rights	2,012	—	—	2,012
December 31, 2021
Impaired loans, collateral dependent	$4,587	$—	$—	$4,587
Mortgage-servicing rights	1,647	—	—	1,647

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022 and 2021:

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$314	Appraisal	Marketability discount	0%- 42%
Mortgage-servicing rights	$2,012	Discounted cash flow	Discount rate	10%

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent impaired loans	$4,587	Appraisal	Marketability discount	0% - 39%
Mortgage-servicing rights	$1,647	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets
Cash and cash equivalents	$15,922	$15,922	$—	$—
Interest-earning time deposits	490	—	490	—
Available-for-sale securities	284,900	3,460	281,440	—
Held-to-maturity securities	6,672	—	6,577	—
Loans held for sale	474	—	—	433
Loans and leases receivable, net	961,691	—	—	883,169
Federal Reserve and FHLB stock	9,947	—	9,947	—
Interest receivable	4,710	—	4,710	—
Financial liabilities
Deposits	1,005,261	—	996,375	—
FHLB advances	180,000	—	174,426	—
Interest payable	1,369	—	1,369	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets
Cash and cash equivalents	$23,038	$23,038	$—	$—
Available-for-sale securities	357,538	13	357,525	—
Held-to-maturity securities	9,041	—	9,186	—
Loans held for sale	558	—	—	555
Loans and leases receivable, net	832,846	—	—	833,975
Federal Reserve and FHLB stock	9,992	—	9,992	—
Interest receivable	4,193	—	4,193	—
Financial liabilities
Deposits	900,175	—	900,528	—
FHLB advances	180,000	—	185,065	—
Interest payable	258	—	258	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2022 and 2021, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2022 and 2021 should not necessarily be considered to apply at subsequent dates.
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

Note 20:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2022	2021
Assets
Cash and cash equivalents	$26,229	$21,545
Investment in subsidiaries	103,520	156,269
Other assets	5,625	4,950
Total assets	$135,374	$182,764
Other Liabilities	$2,396	$2,283
Stockholders' Equity	132,978	180,481
Total liabilities and stockholders' equity	$135,374	$182,764

Condensed Statements of Income and Comprehensive (Loss) Income
	2022	2021
Income:
Dividends from bank subsidiary	$20,000	$10,000
Other income	439	464
Total income	20,439	10,464
Other expenses	3,264	3,329
Income before income tax benefit and undistributed subsidiary income (loss)	17,175	7,135
Income tax expense (benefit)	(632)	(639)
Equity in undistributed income of subsidiaries (dividends in excess of net income):
Bank subsidiary	(5,472)	3,371
Captive subsidiary	630	—
Net income	$12,965	$11,145
Comprehensive (loss) income	$(35,574)	$6,224

Condensed Statements of Cash Flows
	2022	2021
Operating Activities
Net income	$12,965	$11,145
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (equity in undistributed net income of subsidiaries)	4,842	(3,371)
ESOP expense	799	796
Stock based compensation	1,539	1,811
Changes in other assets and other liabilities	(944)	(509)
Net cash provided by operating activities	19,201	9,872
Investing Activities
Capitalization of subsidiary	(250)	—
Net cash used in investing activities	(250)	—
Financing Activities
Dividends paid	(4,408)	(9,277)
Repurchase of common stock	(9,859)	(11,914)
Proceeds from stock option exercises	—	128
Net cash used in financing activities	(14,267)	(21,063)
Net Change in Cash and Cash Equivalents	4,684	(11,191)
Cash and Cash Equivalents, Beginning of Period	21,545	32,736
Cash and Cash Equivalents, End of Period	$26,229	$21,545

The prior year income statement and cash flow presented above were revised to conform with the presentation of current year financial statements. As a result, the following changes were made to the 2021 statements:
•Dividends received from subsidiary are presented in total income.
•Equity in undistributed income of subsidiaries reflects the difference in subsidiary income and dividends received.
•No investing activities are reported in the Condensed Statement of Cash Flows.

The above changes had no effect on 2021 Net Income.

Note 21:    Significant Estimates and Concentrations
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
Note 22:    Subsequent Events
Subsequent events have been evaluated through March 31, 2023, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2022, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
(b)Internal Control Over Financial Reporting

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Richmond Mutual Bancorporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning our executive officers is contained under the heading "Information About Our Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Delinquent Section 16 Reports
Information concerning the Company's directors and executive officers and any delinquent reports under Section 16(a) of the Act is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and person performing similar functions, and to all of our other employees and our directors.  You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Richmond Mutual Bancorporation, Inc., 31 North 9th Street, Richmond, Indiana 47374 or by calling (765) 962-2581.  In addition, the code of ethics is available on our websites at www.firstbankrichmond.com or www.mutualfederal.com  by clicking the link “About Us,” then scrolling down and clicking the link "Investor Relations."
Corporate Governance
Nominating Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.
Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2022, the Audit Committee was comprised of Directors Jeffrey A. Jackson (Chair), Kathryn Girten, Harold T. Hanley III, and Lindley S. Mann, each of whom was "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Securities Authorized for Issuance under Stock-Based Compensation Plans
The following table sets forth information as of December 31, 2022 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

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

(b)Security Ownership of Certain Beneficial Owners
Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(c)Security Ownership of Management
Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(d)Changes in Control
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2023, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Loss for the Years December 31, 2022 and 2021
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
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

21.0	Subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.0	The following materials for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data (embedded within the Inline XBRL document)
______________________________________
(1) Management contract or compensatory plan or arrangement.

(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 31, 2023	By:	/s/ Garry D. Kleer
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

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2023

/s/ Donald A. Benziger Donald A. Benziger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ E. Michael Blum E. Michael Blum	Director	March 31, 2023

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 31, 2023

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 31, 2023

/s/ Lindley S. Mann Lindley S. Mann	Director	March 31, 2023

/s/ Kathryn Girten Kathryn Girten	Director	March 31, 2023

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 31, 2023