Form 10-Q
period 2023-03-31
Richmond Mutual Bancorporation, Inc.
filed 2023-05-15
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,544,923 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 15, 2023.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$9,681,490	$7,782,348
Interest-bearing demand deposits	7,708,212	8,139,745
Cash and cash equivalents	17,389,702	15,922,093
Interest-bearing time deposits	490,000	490,000
Investment securities - available for sale	291,745,454	284,899,665
Investment securities - held to maturity	5,752,200	6,672,233
Loans held for sale	—	473,700
Loans and leases, net of allowance for credit losses of $15,495,419 and $12,413,035, respectively	989,116,525	961,690,677
Premises and equipment, net	13,493,206	13,668,496
Federal Home Loan Bank stock	10,082,200	9,947,300
Interest receivable	4,683,239	4,710,481
Mortgage-servicing rights	2,013,331	2,011,889
Cash surrender value of life insurance	3,696,493	3,674,499
Other assets	23,712,010	24,459,108

Total assets	$1,362,174,360	$1,328,620,141

Liabilities
Noninterest-bearing deposits	96,827,452	106,414,812
Interest-bearing deposits	933,207,011	898,845,958
Total deposits	1,030,034,463	1,005,260,770
Federal Home Loan Bank advances	183,500,000	180,000,000
Advances by borrowers for taxes and insurance	690,844	560,196
Interest payable	2,546,651	1,369,351
Other liabilities	9,256,126	8,451,521
Total liabilities	1,226,028,084	1,195,641,838

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,685,693 shares and 11,784,246 shares at March 31, 2023 and December 31, 2022, respectively	116,857	117,842
Additional paid-in capital	105,305,039	106,088,897
Retained earnings	86,314,805	88,715,782
Unearned employee stock ownership plan (ESOP)	(12,009,214)	(12,193,043)
Accumulated other comprehensive loss	(43,581,211)	(49,751,175)
Total stockholders' equity	136,146,276	132,978,303

Total liabilities and stockholders' equity	$1,362,174,360	$1,328,620,141
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest Income
Loans and leases	$13,193,173	$10,265,959
Investment securities	1,934,072	1,668,651
Other	65,553	7,478
Total interest income	15,192,798	11,942,088
Interest Expense
Deposits	4,026,675	1,248,651
Borrowings	1,295,313	639,823
Total interest expense	5,321,988	1,888,474
Net Interest Income	9,870,810	10,053,614
Provision for credit losses	170,106	200,000
Net Interest Income After Provision for Credit Losses	9,700,704	9,853,614
Noninterest Income
Service charges on deposit accounts	280,995	234,545
Card fee income	287,258	277,770
Loan and lease servicing fees	120,072	27,868
Net gains on loan and lease sales	155,563	242,986
Gain on sale of other assets	1,921	—
Other income	250,915	332,193
Total noninterest income	1,096,724	1,115,362
Noninterest Expenses
Salaries and employee benefits	4,242,028	4,451,297
Net occupancy expenses	350,822	363,533
Equipment expenses	331,323	310,555
Data processing fees	836,513	658,915
Deposit insurance expense	168,000	81,000
Printing and office supplies	36,271	40,284
Legal and professional fees	310,976	347,500
Advertising expense	88,191	92,192
Bank service charges	48,619	29,801
Real estate owned expense	—	2,501
Other expenses	948,445	956,241
Total noninterest expenses	7,361,188	7,333,819
Income Before Income Tax Expense	3,436,240	3,635,157
Provision for income taxes	532,194	617,565
Net Income	$2,904,046	$3,017,592
Earnings Per Share
Basic	$0.27	$0.27
Diluted	$0.27	$0.26
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net Income	$2,904,046	$3,017,592

Other Comprehensive (Income) Loss
Unrealized gain (loss) on available-for-sale securities, net of tax of $(1,640,117), and $6,412,910, respectively.	6,169,964	(24,124,756)
	6,169,964	(24,124,756)

Comprehensive Income (Loss)	$9,074,010	$(21,107,164)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,715,782	$(12,193,043)	$(49,751,175)	$132,978,303
Net income	—	—	—	2,904,046	—	—	2,904,046
Other comprehensive income	—	—	—	—	—	6,169,964	6,169,964
ESOP shares earned	—	—	(13,318)	—	183,829	—	170,511
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Stock based compensation	—	—	379,408	—	—	—	379,408
Common stock dividends ($0.14 per share)	—	—	—	(1,519,855)	—	—	(1,519,855)
Repurchase of common stock	(98,553)	(985)	(1,149,948)	—	—	—	(1,150,933)
Balances, March 31, 2023	11,685,693	$116,857	$105,305,039	$86,314,805	$(12,009,214)	$(43,581,211)	$136,146,276

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	3,017,592	—	—	3,017,592
Other comprehensive loss	—	—	—	—	—	(24,124,756)	(24,124,756)
ESOP shares earned	—	—	42,292	—	183,829	—	226,121
Stock based compensation	—	—	379,421	—	—	—	379,421
Common stock dividends ($0.10 per share)	—	—	—	(1,137,990)	—	—	(1,137,990)
Repurchase of common stock	(90,191)	(902)	(1,498,106)	—	—	—	(1,499,008)
Balances, March 31, 2022	12,310,004	$123,100	$113,263,417	$82,037,495	$(12,744,530)	$(25,336,767)	$157,342,715

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$2,904,046	$3,017,592
Items not requiring (providing) cash
Provision for credit losses	170,106	200,000
Depreciation and amortization	261,665	265,213
Deferred income tax	(88,482)	(72,711)
Stock based compensation	379,408	379,421
Investment securities amortization, net	296,954	451,165
Net gains on loan and lease sales	(155,563)	(242,986)
Gain on sale of real estate owned	(1,921)	—
Gain on sale of premises and equipment	(1,800)	—
Accretion of loan origination fees	(283,473)	(460,332)
Amortization of mortgage-servicing rights	39,558	40,748
ESOP shares expense	170,511	226,121
Increase in cash surrender value of life insurance	(21,994)	(21,659)
Loans originated for sale	(6,067,122)	(10,784,144)
Proceeds on loans sold	5,593,422	10,809,644
Net change in
Interest receivable	27,242	111,013
Other assets	757,505	(274,611)
Other liabilities	(1,569,371)	204,264
Interest payable	1,177,300	31,808
Net cash provided by operating activities	3,587,991	3,880,546

Investing Activities
Purchases of securities available for sale	(7,097,933)	(12,357,092)
Proceeds from maturities and paydowns of securities available for sale	7,766,832	12,061,563
Proceeds from maturities and paydowns of securities held to maturity	918,473	891,488
Net change in loans	(29,281,218)	(16,824,787)
Proceeds from sales of real estate owned	59,386	—
Purchases of premises and equipment	(86,375)	(63,778)
Proceeds from sale of premises and equipment	1,800	—
(Purchase) Proceeds from sale of FHLB stock	(134,900)	211,500
Net cash used in investing activities	(27,853,935)	(16,081,106)

Financing Activities
Net change in
Demand and savings deposits	(23,878,107)	23,120,244
Certificates of deposit	48,651,800	(13,800,382)
Advances by borrowers for taxes and insurance	130,648	55,517
Proceeds from FHLB advances	179,500,000	15,000,000
Repayment of FHLB advances	(176,000,000)	(13,000,000)
Repurchase of common stock	(1,150,933)	(1,499,008)
Dividends paid	(1,519,855)	(1,137,990)
Net cash provided by financing activities	25,733,553	8,738,381

Net Change in Cash and Cash Equivalents	1,467,609	(3,462,179)
Cash and Cash Equivalents, Beginning of Period	15,922,093	23,038,145
Cash and Cash Equivalents, End of Period	$17,389,702	$19,575,966
Additional Cash Flows and Supplementary Information
Interest paid	$4,144,688	$1,856,666
Transfers from loans to other real estate owned	366,508	58,500
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Amounts)
Note 1: Basis of Presentation
The accompanying financial information is unaudited and has been prepared from the consolidated financial statements of Richmond Mutual Bancorporation, Inc., and its wholly owned direct and indirect subsidiaries, First Bank Richmond, First Insurance Management, Inc., FB Richmond Holdings, Inc. and FB Richmond Properties, Inc. References in this document to Richmond Mutual Bancorporation refer to Richmond Mutual Bancorporation, Inc. References to “we,” “us,” and “our” or the “Company” refers to Richmond Mutual Bancorporation and its wholly-owned direct and indirect subsidiaries, First Bank Richmond, First Insurance Management, Inc., FB Richmond Holdings, Inc., and FB Richmond Properties, Inc. unless the context otherwise requires.
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
Use of Estimates in Preparation of Financial Statements
Financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.
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
On occasion, the Company will provide modifications to loans and leases to borrowers experiencing financial difficulty, by providing payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If determined that the value of the modified loan or lease is less than the recorded investment in the loan, a charge-off is recognized to the allowance for credit losses on loans and leases.
Note 2: Accounting Pronouncements
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
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU provides transition relief for entities adopting the FASB’s credit losses standard, ASU 2016-13 and allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for certain financial instruments. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU No. 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 became effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.
The Company adopted ASU No. 2016-13 on January 1, 2023. As a result of the change in methodology from the incurred loss methodology to the current expected credit loss methodology ("CECL"), the Company recorded a one-time cumulative-effect adjustment of $2.0 million from retained earnings, net of tax, into the allowance for credit losses on loans and leases. The allowance increased $2.7 million, or 21.5%, on January 1, 2023 from December 31, 2022 as a result of adoption.

Additionally, as a part of CECL adoption, the Company established an allowance for credit losses on off-balance sheet commitments by recording a one-time adjustment of $1.8 million from retained earnings, net of tax, into the allowance for credit losses on off-balance sheet commitments. As of January 1, 2023, this allowance totaled $2.4 million, as compared to no allowance at December 31, 2022. This allowance is reported in other liabilities on the Condensed Consolidated Balance Sheets.
In March 2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offer Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of ASU No. 2020-04 to have a material impact on its consolidated financial statements.
Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,490	$—	$24	$3,466
SBA Pools	6,282	1	564	5,719
Federal agencies	15,000	—	2,049	12,951
State and municipal obligations	170,379	18	29,135	141,262
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	140,260	—	21,491	118,769
Corporate obligations	11,500	—	1,922	9,578
	346,911	19	55,185	291,745
Held to maturity
State and municipal obligations	5,752	19	51	5,720
	5,752	19	51	5,720

Total investment securities	$352,663	$38	$55,236	$297,465

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,487	$—	$27	$3,460
SBA Pools	6,768	1	634	6,135
Federal agencies	15,000	—	2,352	12,648
State and municipal obligations	171,495	4	34,457	137,042
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	139,626	—	23,644	115,982
Corporate obligations	11,500	—	1,867	9,633
	347,876	5	62,981	284,900
Held to maturity
State and municipal obligations	6,672	17	112	6,577
	6,672	17	112	6,577

Total investment securities	$354,548	$22	$63,093	$291,477
The amortized cost and fair value of securities at March 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$2,819	$2,805	$485	$485
One to five years	16,507	15,552	3,462	3,436
Five to ten years	42,168	38,412	915	926
After ten years	145,157	116,207	890	873
	206,651	172,976	5,752	5,720
Mortgage-backed securities –GSE residential	140,260	118,769	—	—

Totals	$346,911	$291,745	$5,752	$5,720
Securities with a carrying value of $142,062,000 and $134,302,000 were pledged at March 31, 2023 and December 31, 2022, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three months ended March 31, 2023 and 2022.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2023 and December 31, 2022 was $294,926,000 and $288,846,000, respectively, which is approximately 99% and 99% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.
The Company does not consider available-for-sale securities with unrealized losses to be experiencing credit losses at March 31, 2023, and therefore recognized no resulting allowance for credit losses. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

Held to maturity securities are financial assets measured at amortized cost. With the adoption of CECL, held to maturity securities are required to have an established allowance for credit losses that represents the portion of the amortized cost basis of a financial asset that is not expected to be collectable. The Company estimates expected credit losses on a collective basis by security type, with consideration given to historical information, credit ratings, and the statistical probability of future losses. The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of March 31, 2023, there was no allowance for credit losses recognized on the Company's held to maturity investment portfolio.
The following table summarizes the amortized cost of held to maturity investment securities by credit quality indicator, as of March 31, 2023:

State and municipal obligations

AA+	$1,177
AA	690
AA-	584
A+	854
BBB+	122
Not rated	2,325

$5,752
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investments by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022:

Description of Securities	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Securities	$3,466	$24	$—	$—	$3,466	$24
SBA Pools	—	—	5,187	564	5,187	564
Federal agencies	—	—	12,951	2,049	12,951	2,049
State and municipal obligations	8,650	338	129,460	28,797	138,110	29,135
Mortgage-backed securities - GSE residential	5,481	118	116,594	21,373	122,075	21,491
Corporate obligations	2,410	340	7,168	1,582	9,578	1,922
Total available-for-sale	20,007	820	271,360	54,365	291,367	55,185

Held-to-maturity
State and municipal obligations	3,101	37	458	14	3,559	51

Total impaired securities	$23,108	$857	$271,818	$54,379	$294,926	$55,236

Description of Securities	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury securities	$3,460	$27	$—	$—	$3,460	$27
SBA Pools	1,237	145	4,234	489	5,471	634
Federal agencies	—	—	12,648	2,352	12,648	2,352
State and municipal obligations	76,986	11,825	59,257	22,632	136,243	34,457
Mortgage-backed securities - GSE residential	32,446	3,440	83,537	20,204	115,983	23,644
Corporate obligations	7,044	1,456	2,589	411	9,633	1,867
Total available-for-sale	121,173	16,893	162,265	46,088	283,438	62,981

Held-to-maturity
State and municipal obligations	4,995	108	413	4	5,408	112

Total impaired securities	$126,168	$17,001	$162,678	$46,092	$288,846	$63,093
Federal Agency Obligations.  The unrealized losses on the Company’s investments in direct obligations of U.S. federal agencies were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the investments. It is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state, municipal, and corporate obligations were caused by interest rate changes.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Commercial mortgage	$321,314	$298,087
Commercial and industrial	97,880	100,420
Construction and development	125,521	139,923
Multi-family	132,407	124,914
Residential mortgage	152,376	146,129
Home equity lines of credit	10,923	11,010
Direct financing leases	143,281	133,469
Consumer	21,604	21,048
	1,005,306	975,000
Less
Allowance for credit losses on loans and leases	15,495	12,413
Deferred loan fees	694	896

	$989,117	$961,691
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
No material changes have been made to the risk characteristics discussed above contained in the Company's 2022 Form 10-K.

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of March 31, 2023 and rating category as of December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of March 31, 2023:
Commercial mortgage
Pass	$9,702	$74,237	$74,185	$30,209	$47,339	$70,727	$13,473	$319,872
Special Mention	—	—	—	—	—	892	—	892
Substandard	—	—	—	—	—	550	—	550
Total Commercial mortgage	9,702	74,237	74,185	30,209	47,339	72,169	13,473	321,314
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	9,681	14,760	20,937	6,186	1,976	12,421	24,892	90,853
Special Mention	—	29	125	—	—	1,689	525	2,368
Substandard	—	—	—	589	—	215	3,855	4,659
Total Commercial and industrial	9,681	14,789	21,062	6,775	1,976	14,325	29,272	97,880
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	7,171	44,858	25,365	11,453	564	976	30,234	120,621
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	7,171	44,858	25,365	11,453	5,464	976	30,234	125,521
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	2,052	37,528	34,853	6,761	7,485	18,841	24,887	132,407
Total Multi-family	2,052	37,528	34,853	6,761	7,485	18,841	24,887	132,407
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	9,885	35,313	38,193	17,458	9,300	40,436	—	150,585
Substandard	—	—	—	—	150	1,641	—	1,791
Total Residential mortgage	9,885	35,313	38,193	17,458	9,450	42,077	—	152,376
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	12	—	295	—	—	—	10,588	10,895
Substandard	—	—	—	—	—	—	28	28
Total Home equity lines of credit	12	—	295	—	—	—	10,616	10,923
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	24,622	54,890	36,552	17,619	7,199	2,237	—	143,119
Substandard	—	—	139	17	—	—	—	156
Doubtful	—	—	—	—	6	—	—	6
Total Direct financing leases	24,622	54,890	36,691	17,636	7,205	2,237	—	143,281
Current period gross charge-offs	—	—	80	5	—	—	—	85
Consumer
Pass	2,853	10,972	5,265	1,256	763	468	—	21,577
Substandard	—	5	13	—	8	1	—	27
Total Consumer	2,853	10,977	5,278	1,256	771	469	—	21,604
Current period gross charge-offs	7	19	17	—	1	—	—	44

Total Loans and Leases	$65,978	$272,592	$235,922	$91,548	$79,690	$151,094	$108,482	$1,005,306
Total current period gross charge-offs	$7	$19	$97	$5	$1	$—	$—	$129

For the three months ended March 31, 2023, the Company did not have any revolving loans convert to term loans.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2022:
Commercial mortgage	$296,253	$1,277	$557	$—	$—	$298,087
Commercial and industrial	92,620	2,605	5,195	—	—	100,420
Construction and development	135,023	—	4,900	—	—	139,923
Multi-family	124,914	—	—	—	—	124,914
Residential mortgage	144,190	—	1,939	—	—	146,129
Home equity	10,958	—	52	—	—	11,010
Direct financing leases	133,254	152	34	29	—	133,469
Consumer	21,015	—	33	—	—	21,048
Total	$958,227	$4,034	$12,710	$29	$—	$975,000

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$25	$—	$—	$25	$321,289	$321,314	$—
Commercial and industrial	5	147	3,120	3,272	94,608	97,880	1,284
Construction and development	—	—	4,900	4,900	120,621	125,521	—
Multi-family	—	—	—	—	132,407	132,407	—
Residential mortgage	148	37	1,791	1,976	150,400	152,376	1,679
Home equity	200	—	9	209	10,714	10,923	9
Direct financing leases	488	93	7	588	142,693	143,281	7
Consumer	116	104	27	247	21,357	21,604	27

Totals	$982	$381	$9,854	$11,217	$994,089	$1,005,306	$3,006

	December 31, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$26	$—	$—	$26	$298,061	$298,087	$—
Commercial and industrial	—	—	2,202	2,202	98,218	100,420	1,285
Construction and development	—	—	4,900	4,900	135,023	139,923	—
Multi-family	—	—	—	—	124,914	124,914	—
Residential mortgage	272	129	1,938	2,339	143,790	146,129	1,825
Home equity	—	—	30	30	10,980	11,010	30
Direct financing leases	204	25	—	229	133,240	133,469	—
Consumer	171	59	33	263	20,785	21,048	33

Totals	$673	$213	$9,103	$9,989	$965,011	$975,000	$3,173

The following table presents information on the Company’s nonaccrual loans and leases at and for the three months ended March 31, 2023, and at December 31, 2022:

	March 31, 2023			December 31, 2022
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Interest income recognized on nonaccrual loans and leases	Nonaccrual loans and leases

Commercial and industrial	$594	$—	$1	$961
Construction	4,900	—	—	4,900
Residential mortgage	112	112	—	113
Direct financing leases	6	6	—	29
Total nonaccrual loans and leases	$5,612	$118	$1	$6,003

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually analyzed to determine expected credit losses:

	March 31, 2023
	Amortized Cost Basis	Allowance on Collateral Dependent Loans

Commercial and industrial	$594	$293
Construction	4,900	750
Residential mortgage	112	—
Direct financing leases	—	—
Total	$5,606	$1,043

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan. If a determination is made that a modified loan has been deemed uncollectible, the loan (or portion of the loan) is charged-off, reducing the amortized cost basis of the loan and adjusting the allowance for credit losses. During the three months ended March 31, 2023, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
During the three months ended March 31, 2022, there were no newly classified TDRs. For the three months ended March 31, 2022, the Company recorded no charge-offs related to TDRs. As of December 31, 2022, TDRs had a related allowance of $0. During the three months ended March 31, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
Other Real Estate Owned
At March 31, 2023 and December 31, 2022, the balance of real estate owned included $367,000 and $57,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2023 and December 31, 2022, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $431,000 and $1,071,000, respectively.

Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	March 31, 2023	December 31, 2022

Total minimum lease payments to be received	$159,788	$147,520
Initial direct costs	8,937	8,058
	168,725	155,578
Less: Unearned income	(25,444)	(22,109)

Net investment in direct finance leases	$143,281	$133,469
There were no leases serviced by the Company for the benefit of others at March 31, 2023 and December 31, 2022. Certain leases have been sold from time to time by the Company with partial recourse. The Company estimates and records its obligation based upon historical loss percentages. At both March 31, 2023 and December 31, 2022, the Company did not have any recorded recourse obligations on leases sold.
The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2023:

Remainder of 2023	$43,905
2024	48,708
2025	34,833
2026	21,351
2027	9,512
Thereafter	1,479

$159,788

Allowance for Credit Losses on Loans and Leases
The allowance for credit losses on loans and leases is established for current expected credit losses on the Company's loan and lease portfolios in accordance with ASC Topic 326. This requires significant judgement to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. The company estimates expected future losses for the loan's entire contractual term, taking into account expected payments when appropriate. The allowance is an estimation based on management's evaluation of expected losses related to the Company's financial assets measured at amortized cost. It considers relevant available information from internal and external sources relating to the historical loss experience, current conditions and reasonable and supportable forecasts for the Company's outstanding loan and lease balances.
The Company utilizes a cash flow analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the allowance.
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses, as it is the Company's policy to write off accrued interest in a timely manner as it is deemed uncollectible by reversing interest income.
The Company categorizes its loan portfolios into eight segments based on similar risk characteristics. Loans within each segment are collectively evaluated using either a loss-rate methodology or remaining life methodology.

The following table summarizes changes in the allowance for credit losses by segment for the three months ended March 31, 2023:

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, March 31, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$337	$—	$10	$4,728
Commercial and industrial	1,291	360	1,651	(125)	—	12	1,538
Construction and development	2,855	784	3,639	(164)	—	—	3,475
Multi-family	1,955	(99)	1,856	111	—	—	1,967
Residential mortgage	76	1,439	1,515	71	—	10	1,596
Home equity	23	89	112	—	—	—	112
Direct financing leases	1,196	422	1,618	68	(85)	164	1,765
Consumer	241	64	305	42	(44)	11	314
Total	$12,413	$2,664	$15,077	$340	$(129)	$207	$15,495

Subsequent to the adoption of ASC 326 on January 1, 2023, the allowance for credit losses increased during the three months ended March 31, 2023. The increase was driven by loan growth in multiple categories, including commercial mortgage, direct financing leases, and multi-family loans. The commercial mortgage portfolio increased due to commercial construction loans being completed and termed out to permanent financing. Correspondingly, as more commercial construction loans were completed, the total balance in this segment decreased. The balance in commercial and industrial loans increased slightly, but the decrease in the historical loss rate contributed to an overall decrease in the allowance within this segment. The remaining portfolio segments increased the allowance driven by loan growth within each category.

•Commercial Mortgage – allowance increased due to loan balances increasing $16.6 million.
•Commercial & Industrial – allowance decreased due to the historical loss rate decreasing 0.1285% in this segment even though loan balances increased $3.7 million.
•Construction & Development – allowance decreased due to loan balances decreasing $13.7 million.
•Multi-Family – allowance increased due to balances increasing $7.5 million.
•Residential Mortgage – allowance increased due to balances increasing $6.0 million.
•Home Equity – no change to the allowance.
•Leases – allowance increased due to balances increasing $9.8 million.
•Consumer – allowance increased slightly due to balances increasing $649,000.

Economic Outlook

Due to the future-focused nature of the calculation for the allowance for credit losses, management must make significant assumptions. Estimating an appropriate allowance requires management to use relevant forward-looking information drawn from reasonable and supportable forecasts. Economic factors are a consequential part of these forecasts, and as such are evaluated periodically for developments that may impact the Company's allowance for credit losses and loan and lease portfolio.

As of March 31, 2023, the most significant economic factors affecting the Company's loan portfolio are persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, and increased geopolitical risk. These key factors are impacting and will continue to adversely impact the Company’s loan portfolio.

Also, recent market liquidity events have added additional unpredictability into the economic environment and the potential for tighter credit conditions could impact economic conditions in the future.

For several years, the Company has targeted loan opportunities in three growth market regions, Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. These market regions specialize in commercial real estate loans, and their respective forecasts are described below:

•Columbus, Ohio – The market region is forecasting estimated job growth to be considerably lower in 2023. However, the forecasted unemployment rate is slightly below the national unemployment rate estimate as of February 2023.

•Dayton/Springfield, Ohio – The economic outlook for this region is positive, though concerns are present about a potential recession occurring in the last half of 2023. The region has one of the lowest unemployment rates in the state, just above the Columbus market region.

•Indianapolis, Indiana – The market region is forecasting a material economic growth rate decrease in 2023. The forecast estimates have been lowered primarily due to inflation and rising interest rates, which have dampened demand and are impacting economic growth.

The Company’s assumption of future economic slowdown could potentially have an adverse impact on the loan and lease portfolio and the allowance for credit losses in the near future; however, there are numerous potential outcomes, and the variances could be significant and volatile. As a result, the Company’s future estimates may vary for the remainder of 2023.

Allowance for Loan Losses under prior GAAP ("Incurred Loss Method")

Prior to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2023, the Company maintained an allowance for loan and lease losses in accordance with the Incurred Loss Method.

The following table summarizes changes in the allowance for loan and lease losses under the Incurred Loss Method by segment for the three months ended March 31, 2022:

	Balance, beginning of period	Provision (reversal) for losses	Charge-offs	Recoveries	Balance, end of period

Three Months Ended March 31, 2022:
Commercial mortgage	$4,742	$(19)	$—	$7	$4,730
Commercial and industrial	1,639	(97)	—	15	1,557
Construction and development	2,286	148	—	—	2,434
Multi-family	1,875	157	—	—	2,032
Residential mortgage	263	(6)	—	6	263
Home equity	29	6	—	—	35
Leases	1,079	(15)	(10)	10	1,064
Consumer	195	26	(24)	5	202
Total	$12,108	$200	$(34)	$43	$12,317

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method under the incurred loss method as of December 31, 2022:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31

As of December 31, 2022:
Commercial mortgage	$—	$4,776	$4,776	$—	$298,087	$298,087
Commercial and industrial	281	1,010	1,291	961	99,459	100,420
Construction and development	750	2,105	2,855	4,900	135,023	139,923
Multi-family	—	1,955	1,955	—	124,914	124,914
Residential mortgage	—	76	76	113	146,016	146,129
Home equity	—	23	23	—	11,010	11,010
Leases	—	1,196	1,196	—	133,469	133,469
Consumer	—	241	241	—	21,048	21,048
Total	$1,031	$11,382	$12,413	$5,974	$969,026	$975,000

The following table presents the Company’s impaired loans and specific valuation allowance at December 31, 2022 under the Incurred Loss Method:

	December 31, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance

Impaired loans without a specific valuation allowance
Commercial mortgage	$—	$59	$—
Commercial and industrial	366	567	—
Residential mortgage	113	241	—
	$479	$867	$—

Impaired loans with a specific valuation allowance
Commercial and industrial	$595	$643	$281
Construction and development	4,900	4,900	750
	$5,495	$5,543	$1,031

Total impaired loans
Commercial mortgage	$—	$59	$—
Commercial and industrial	961	1,210	281
Construction and development	4,900	4,900	750
Residential mortgage	113	241	—
Total impaired loans	$5,974	$6,410	$1,031

The following table presents the Company’s average investment in impaired loans and leases, and interest income recognized for the three months ended March 31, 2022 under the incurred loss method:

	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Three Months Ended March 31, 2022:
Total impaired loans
Commercial mortgage	$122	$12
Commercial and industrial	987	7
Construction and development	4,900	—
Residential mortgage	118	1
Total impaired loans and leases	$6,127	$20

Allowance for Credit Losses on Off-Balance Sheet Commitments

The allowance for credit losses on off-balance sheet commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. The estimate of expected losses on off-balance sheet commitments is calculated based on the loss rate for the loan segment which the loan commitments would be classified if funded, adjusted for the estimate of funding probability. Additional provisions applied to the allowance are recognized in the provision for credit losses on the Condensed Consolidated Statements of Income.

The following table details activity in the allowance for credit losses on off-balance sheet commitments during the three months ended March 31, 2023:

Three Months Ended March 31, 2023

Balance, December 31, 2022	$—
Impact of adopting ASC 326	2,374
Provision for credit losses	(170)
Balance, March 31, 2023	$2,204

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2023
Available-for-sale securities
U.S. Treasury securities	$3,466	$3,466	$—	$—
SBA Pools	5,719	—	5,719	—
Federal agencies	12,951	—	12,951	—
State and municipal obligations	141,262	—	141,262	—
Mortgage-backed securities - GSE residential	118,769	—	118,769	—
Corporate obligations	9,578	—	9,578	—
	$291,745	$3,466	$288,279	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2022
Available-for-sale securities
U.S. Treasury securities	$3,460	$3,460	$—	$—
SBA Pools	6,135	—	6,135	—
Federal agencies	12,648	—	12,648	—
State and municipal obligations	137,042	—	137,042	—
Mortgage-backed securities - GSE residential	115,982	—	115,982	—
Corporate obligations	9,633	—	9,633	—
	$284,900	$3,460	$281,440	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2023.
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

Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2023
Collateral-dependent loans	$300	$—	$—	$300

December 31, 2022
Impaired loans, collateral-dependent	$314	$—	$—	$314
Mortgage-servicing rights	2,012	—	—	2,012

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
Collateral-Dependent Loans, Net of Allowance for Credit Losses
The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.
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

Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2023 and December 31, 2022:

	Fair Value at March 31, 2023	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent loans	$300	Appraisal	Marketability discount	0 - 44%

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Impaired loans, collateral-dependent	$314	Appraisal	Marketability discount	0 - 42%
Mortgage-servicing rights	$2,012	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Financial assets
Cash and cash equivalents	$17,390	$17,390	$—	$—
Interest-earning time deposits	490	—	489	—
Available-for-sale securities	291,745	3,466	288,279	—
Held-to-maturity securities	5,752	—	5,720	—
Loans and leases receivable, net	989,117	—	—	904,924
Federal Reserve and FHLB stock	10,082	—	10,082	—
Interest receivable	4,683	—	4,683	—
Financial liabilities
Deposits	1,030,034	—	1,022,931	—
FHLB advances	183,500	—	178,492	—
Interest payable	2,547	—	2,547	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets
Cash and cash equivalents	$15,922	$15,922	$—	$—
Interest-earning time deposits	490	—	490	—
Available-for-sale securities	284,900	3,460	281,440	—
Held-to-maturity securities	6,672	—	6,577	—
Loans held for sale	474	—	—	433
Loans and leases receivable, net	961,691	—	—	883,169
Federal Reserve and FHLB stock	9,947	—	9,947	—
Interest receivable	4,710	—	4,710	—
Financial liabilities
Deposits	1,005,261	—	996,375	—
FHLB advances	180,000	—	174,426	—
Interest payable	1,369	—	1,369	—
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

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net income	$2,904	$3,018
Shares outstanding for Basic EPS:
Average shares outstanding	11,758,118	12,347,125
Less: average restricted stock award shares not vested	261,291	348,395
Less: average unearned ESOP Shares	897,098	951,205
Shares outstanding for Basic EPS	10,599,729	11,047,525

Additional Dilutive Shares	136,048	426,940

Shares outstanding for Diluted EPS	10,735,777	11,474,465

Basic Earnings Per Share	$0.27	$0.27
Diluted Earnings Per Share	$0.27	$0.26

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $37,000 and $53,000 for the three months ended March 31, 2023 and 2022, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $12,009,214 and $12,193,043 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at March 31, 2023 and December 31, 2022, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three months ended March 31, 2023 and 2022 was $171,000 and $226,000, respectively.

	March 31, 2023	December 31, 2022

Earned ESOP shares	198,409	184,882
Unearned ESOP shares	883,721	897,248
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$10.37	$13.01
Fair value of earned shares (in thousands)	$2,058	$2,405
Fair value of unearned shares (in thousands)	$9,164	$11,673

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

The following table summarizes the restricted stock awards activity in the 2020 EIP during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	261,291	$10.56
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2023	261,291	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three months ended March 31, 2023 was $227,000, and the related tax benefit recognized was $48,000. As of March 31, 2023, unrecognized compensation expense related to restricted stock awards was $2.1 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2023.

	Three Months Ended March 31, 2023
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, March 31, 2023	1,050,961	10.56
Exercisable at end of period	413,120	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of March 31, 2023 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	637,841	$2.91
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31, 2023	637,841	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three months ended March 31, 2023 was $153,000, and the related tax benefit recognized was $17,000. As of March 31, 2023, unrecognized compensation expense related to the stock option awards was $1.4 million.

Note 8: Subsequent Event
Subsequent to March 31, 2023 through May 15, 2023 the Company purchased 140,770 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 883,073 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2023, and the consolidated results of operations for the three month period ended March 31, 2023, compared to the same period in 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, the failure of the U.S. Congress to increase the debt ceiling, or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to recent bank failures or new COVID-19 variants;
•general economic conditions, either nationally or in our market areas, that are worse than expected;
•changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
•our ability to access cost-effective funding including maintaining the confidence of depositors;
•unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
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
•the transition away from the London Interbank Offer Rate ("LIBOR") toward new interest rate benchmarks;
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
•legislative or regulatory changes such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations that may adversely affect our business, and the availability of resources to address such changes;
•our ability to pay dividends on our common stock;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).

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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $138.0 million at March 31, 2023.
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
At March 31, 2023, on a consolidated basis, we had $1.4 billion in assets, $989.1 million in loans and leases, net of allowance, $1.0 billion in deposits and $136.1 million in stockholders’ equity.  At March 31, 2023, First Bank Richmond’s total risk-based capital ratio was 14.39%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2023, net income was $2.9 million, compared with net income of $3.0 million for the three months ended March 31, 2022.
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
There have been no significant changes during the three months ended March 31, 2023 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, with the exception of the adoption on January 1, 2023 of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as Current Expected Credit Loss, or CECL, as discussed below.
See "Critical Accounting Estimates" included in Part II, Item 7 of our 2022 Form 10-K for a further discussion of our Critical Accounting Estimates.
Allowance for Credit Losses. The allowance for credit losses applies to all financial instruments carried at amortized cost. We maintain an allowance for credit losses on loans and leases based on expected future credit losses at the balance sheet date. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged-off. A provision for credit losses for loans and leases is charged to operations based on our periodic evaluation of the necessary balance in the allowance.
Determining the appropriateness of the allowance for credit losses is complex and requires judgement by management on future factors that are unknown. We have an established process to determine the adequacy of the allowance for credit losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on similarly-risked loans in their respective segments, the amounts and timing of expected future cash flows on collateral-dependent loans, movement through risk-ratings, economic forecasts, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors, all of which may be susceptible to significant change.
At January 1, 2023, we established an allowance for credit losses on off-balance sheet commitments as part of our transition to CECL. This allowance is held and monitored separately from our allowance for credit losses on loans and leases and is periodically adjusted. Significant estimates are used to determine the allowance, including expected future losses of the loan and lease portfolio, changes in composition, information about specific borrower situations and risk-rating adjustments, probability of funding, economic conditions and other factors, all of which may be susceptible to significant change. A provision for credit losses for off-balance sheet commitments is charged to operations periodically upon evaluation of the necessary balance in the allowance.
Held to maturity securities are financial assets measured at amortized cost. With the adoption of CECL, held to maturity securities are required to have an established allowance for credit losses that represents the portion of the amortized cost basis of a financial asset that is not expected to be collectable. The Company follows the requirements of ASC 326 in determining the potential reserve needed on its held to maturity portfolio.

Available for Sale Securities. Under Financial Accounting Standards Board (“FASB”) Codification Topic 320 (ASC 320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and which do not affect earnings until realized.
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
We evaluate all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if any impairment exists as defined in ASC 326. If an impairment has occurred, it must be determined if the impairment is due to credit or non-credit related factors. In evaluating the possible impairment of securities, consideration is given to the extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
If management determines that an investment experienced an impairment that is credit-related, it must then be determined if we intend to sell the security, or if it is more likely than not that we will be required to sell the security, before the recovery of its amortized cost basis. If either of these circumstances are present, then the impairment will be recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis, the present values of expected cash flows to be collected from the security will be compared against the amortized cost basis of the security. If the amortized cost basis of the security is greater than the present cash flows expected from the security, a credit loss would exist and it would determine the amount of allowance, if any, that would be deemed needed. A needed allowance would result in an allowance recognized on the balance sheet, with a corresponding adjustment to earnings, limited to the amount that fair value is less than the amortized cost basis of the security. After recognizing a credit loss through an allowance, periodic assessments are necessary to determine increases or decreases to the credit loss, which require adjustments to the allowance. Any adjustments would be recognized through earnings, not to exceed the net amount of the allowance as limited to the amount that amortized cost exceeds fair value.
From time to time, we may dispose of a security in a loss position in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.
Comparison of Financial Condition at March 31, 2023 and December 31, 2022
General.  Total assets increased $33.6 million, or 2.5%, to $1.4 billion at March 31, 2023 from December 31, 2022. The increase was primarily the result of a $27.4 million, or 2.9%, increase in loans and leases, net of allowance for credit losses, to $989.1 million, a $5.9 million, or 2.0%, increase in investment securities to $297.5 million and a $1.5 million, or 9.2%, increase in cash and cash equivalents to $17.4 million at March 31, 2023. These increases were partially offset by a decrease of $747,000, or 3.1%, in other assets to $23.7 million at March 31, 2023.
Investment Securities. Investment securities available-for-sale increased $6.8 million, or 2.4%, to $291.7 million, while investment securities held-to-maturity decreased $920,000, or 13.8%, to $5.8 million at March 31, 2023, compared to December 31, 2022. The increase in investment securities available-for-sale was primarily due to purchases of $7.1 million and a $7.8 million mark-to-market adjustment on the investment portfolio, partially offset by maturities and paydowns of approximately $7.8 million. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.

Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $27.4 million, or 2.9%, to $989.1 million at March 31, 2023 from $961.7 million at December 31, 2022.  The increase in loans and leases was attributable to an increase in commercial real estate loans, direct financing leases and multi-family loans of $23.2 million, $9.8 million and $7.5 million, respectively. At March 31, 2023, there were no loans held for sale, compared to $474,000 at December 31, 2022.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $8.6 million or 0.86% of total loans and leases at March 31, 2023, compared to $9.2 million or 0.94% of total loans and leases at December 31, 2022. Accruing loans and leases past due 90 days or more totaled $3.0 million at March 31, 2023, compared to $3.2 million at December 31, 2022.
At March 31, 2023, troubled loan modifications totaled $60,000, compared to $428,000 at December 31, 2022, all of which were on nonaccrual status as of such dates.
Allowance for Credit Losses. On January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. The allowance for credit losses on loans and leases totaled $15.5 million, or 1.54% of total loans and leases outstanding at March 31, 2023. At December 31, 2022, prior to the adoption of CECL, the allowance for loan and lease losses totaled $12.4 million, or 1.27% of total loans and leases outstanding. Additionally, as a part of CECL adoption, the Bank established an allowance for credit losses on off-balance sheet commitments by recording a one-time adjustment from equity of $1.8 million. This allowance, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $2.2 million at March 31, 2023. Net recoveries during the first quarter of 2023 were $78,000 compared to net recoveries of $9,000 during the comparable quarter of 2022.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of March 31, 2023, which evaluation included consideration of a potential recession due to inflation, rising interest rates, stock market volatility, and the Russia-Ukraine conflict. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $747,000, or 3.1%, to $23.7 million at March 31, 2023 from $24.5 million at December 31, 2022, primarily as a result of a decrease in deferred tax assets due to the mark-to-market adjustment on the investment portfolio.
Deposits. Total deposits increased $24.8 million, or 2.5%, to $1.0 billion at March 31, 2023, from $1.0 billion at December 31, 2022.  The increase in deposits primarily was due to an increase in brokered time deposits of $33.3 million and other time deposits of $15.4 million, partially offset by a decrease in demand deposit accounts of $18.2 million. Management attributes the shift in funds to customers taking advantage of higher rates being paid on time deposits in 2023 as a result of interest rate hikes enacted by the Federal Reserve. Brokered deposits increased $33.3 million to $291.1 million, or 28.3% of total deposits, at March 31, 2023, compared to $257.9 million, or 25.7% of total deposits, at December 31, 2022. At March 31, 2023, noninterest-bearing deposits totaled $96.8 million, or 9.4% of total deposits, compared to $106.4 million or 10.6% of total deposits at December 31, 2022.
As of March 31, 2023, approximately $197.7 million of our deposit portfolio or 19.2% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $3.5 million to $183.5 million at March 31, 2023, compared to $180.0 million at December 31, 2022, which together with the increase in deposits were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $136.1 million at March 31, 2023, an increase of $3.2 million, or 2.4%, from December 31, 2022.  The increase in stockholders' equity from year-end 2022 resulted from $2.9 million in net income and a $6.2 million reduction in accumulated other comprehensive loss due to improvement in the fair market value of the available for sale investment portfolio, partially offset by the payment of $1.5 million in dividends to Company stockholders, the repurchase of $1.2 million of Company common stock and the one-time adjustment to retained earnings of $3.8 million related to the adoption of CECL during the current quarter. The Company repurchased 98,553 shares of Company common stock at an average price of $11.68 per share for a total of $1.2 million during the first three months of 2023.  The Company’s equity to asset ratio was 9.99% at March 31, 2023.  At March 31, 2023, the Bank’s Tier 1 capital to total assets ratio was 10.9% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022.
General. Net income for the three months ended March 31, 2023 was $2.9 million, a $114,000 or 3.8% decrease from net income of $3.0 million for the three months ended March 31, 2022. The $2.9 million in earnings equaled $0.27 diluted earnings per share for the first quarter of 2023, compared to $0.26 diluted earnings per share for the first quarter of 2022. The decrease in net income was the result of decreases in net interest income of $183,000 and noninterest income of $19,000, and an increase in noninterest expense of $27,000, partially offset by decreases in the provision for credit losses of $30,000 and the provision for income taxes of $85,000.
Interest Income.  Interest income increased $3.3 million, or 27.2%, to $15.2 million during the quarter ended March 31, 2023, compared to $11.9 million during the quarter ended March 31, 2022.  Interest income on loans and leases increased $2.9 million, or 28.5%, to $13.2 million for the quarter ended March 31, 2023, from $10.3 million for the comparable quarter in 2022, due to an increase in the average balance of loans and leases of $134.3 million, and an increase of 53 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $984.2 million for the quarter ended March 31, 2023, compared to $849.9 million for the quarter ended March 31, 2022.  The average yield on loans and leases was 5.36% for the quarter ended March 31, 2023, compared to 4.83% for the comparable quarter in 2022.
Interest income on investment securities, including FHLB stock, increased $265,000, or 15.9%, to $1.9 million during the quarter ended March 31, 2023, compared to the same quarter in 2022.  The increase in interest income on investment securities from the comparable period in 2022 was due to a 64 basis point increase in the average yield earned on investment securities. The average yield on investment securities, including FHLB stock, was 2.54% for the first quarter of 2023, compared to 1.84% for the first quarter of 2022. The average balance of investment securities, including FHLB stock, was $305.0 million for the quarter ended March 31, 2023, compared to $363.2 million for the quarter ended March 31, 2022.
Interest Expense. Interest expense increased $3.4 million to $5.3 million for the quarter ended March 31, 2023, compared to the quarter ended March 31, 2022.  Interest expense on deposits increased $2.8 million, or 222.5%, to $4.0 million for the quarter ended March 31, 2023, from the comparable quarter in 2022. The increase in interest expense on deposits primarily was attributable to a $107.6 million increase in the average balance of, and a 116 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 1.79% for the quarter ended March 31, 2023, compared to 0.63% for the quarter ended March 31, 2022.  The average balance of interest-bearing deposits increased to $900.9 million, or 13.6%, in the quarter ended March 31, 2023, compared to $793.4 million in the comparable quarter in 2022. Interest expense on FHLB borrowings increased $655,000, or 102.4%, to $1.3 million in the first quarter of 2023 compared to $640,000 for the same quarter in 2022, primarily due to an increase in the average rate paid on FHLB borrowings. The average rate paid on FHLB borrowings was 2.61% for the quarter ended March 31, 2023, compared to 1.40% for the first quarter of 2022. The average balance of FHLB borrowings totaled $198.5 million during the quarter ended March 31, 2023, compared to $183.5 million for the quarter ended March 31, 2022.
Net Interest Income.  Net interest income before the provision for credit losses decreased $183,000, or 1.8%, to $9.9 million in the first quarter of 2023, compared to $10.1 million for the first quarter of 2022.  This decrease was due to a 37 basis point decrease in the average interest rate spread, partially offset by a $66.9 million increase in average interest earning assets. Net interest margin (annualized) was 3.04% for the three months ended March 31, 2023, compared to 3.26% for the three months ended March 31, 2022.  The decrease in net interest margin was primarily due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
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

	Three Months Ended March 31,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$984,202	$13,193	5.36%	$849,936	$10,266	4.83%
Securities	294,947	1,796	2.44%	353,285	1,586	1.80%
FHLB stock	10,038	138	5.50%	9,908	83	3.35%
Cash and cash equivalents and other	9,565	66	2.76%	18,704	7	0.15%
Total interest-earning assets	1,298,752	15,193	4.68%	1,231,833	11,942	3.88%
Non-earning assets	44,264			35,471
Total assets	1,343,016			1,267,304

Interest-bearing liabilities:
Savings and money market accounts	279,510	996	1.43%	264,822	336	0.51%
Interest-bearing checking accounts	153,216	189	0.49%	165,619	98	0.24%
Certificate accounts	468,220	2,842	2.43%	362,945	814	0.90%
Borrowings	198,517	1,295	2.61%	183,500	640	1.40%
Total interest-bearing liabilities	1,099,463	5,322	1.94%	976,886	1,888	0.77%
Noninterest-bearing demand deposits	97,278			110,882
Other liabilities	14,004			5,910
Stockholders' equity	132,271			173,626
Total liabilities and stockholders' equity	1,343,016			1,267,304

Net interest income		$9,871			$10,054
Net earning assets	$199,289			$254,947

Net interest rate spread(1)			2.74%			3.11%
Net interest margin(2)			3.04%			3.26%
Average interest-earning assets to average interest-bearing liabilities	118.13%			126.10%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2023 totaled $170,000, compared to a $200,000 provision for loan and lease losses for the three months ended March 31, 2022, a $30,000 or 14.9% decrease. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the current expected credit losses methodology, and as a result the amounts are not directly comparable. Net recoveries during the first quarter of 2023 were $78,000 compared to net recoveries of $9,000 in the first quarter of 2022. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, stock market volatility and the Russia-Ukraine conflict.
Noninterest Income.  Noninterest income decreased $19,000 or 1.7%, to $1.1 million for the quarter ended March 31, 2023, compared to the comparable quarter in 2022.  The decrease in noninterest income resulted primarily from an $87,000 or 36.0% decrease in net gains on loan and lease sales to $156,000 during the first quarter of 2023, compared to $243,000 during the first quarter of 2022. The decrease in net gains on loan and lease sales was due to increased mortgage rates causing decreased mortgage banking activity. During the three months ended March 31, 2023, the Company sold $5.5 million of loans compared to the sale of $10.6 million of loans during the three months ended March 31, 2022. Card fee income increased $9,000, or 3.4%, to $287,000 in the first quarter of 2023 from $278,000 in the first quarter of 2022 due to increased card usage. Loan and lease servicing income increased $92,000, to a gain of $120,000 for the first quarter of 2023 compared to a gain of $28,000 for the comparable quarter in 2022, as there was no impairment to the value of mortgage servicing rights recorded in the first quarter of 2023, compared to an impairment of $111,000 in the first quarter of 2022. Service fees on deposit accounts increased $46,000, or 19.8%, to $281,000 for the quarter ended March 31, 2023, compared to $235,000 for the quarter ended March 31, 2022. The increase in service fees on deposit accounts during the first quarter of 2023 compared to the first quarter of 2022 was primarily due to an increase in early withdrawal penalty fees, as customers withdrew funds to take advantage of higher interest rates. Other income decreased $81,000, or 24.5%, for the first quarter of 2023 compared to the same quarter in 2022 primarily due to a commercial loan letter of credit fee of $58,000 recorded in the first quarter of 2022 which was not replicated during the current quarter.
Noninterest Expense.  Noninterest expense increased $27,000, or 0.4%, to $7.4 million for the three months ended March 31, 2023, from $7.3 million for the same period in 2022.  Salaries and employee benefits decreased $209,000, or 4.7%, to $4.2 million for the quarter ended March 31, 2023, from $4.5 million for the same quarter in 2022. The decrease in salaries and benefits in the first quarter of 2023 from the first quarter of 2022 was primarily due to decreased bonus expense. Data processing fees increased $178,000, or 27.0%, to $837,000 in the first quarter of 2023 compared to the same quarter of 2022, primarily due to increased software and core provider expenses. Deposit insurance expense increased $87,000, or 107.4% from the comparable quarter in 2022 primarily due to a change in the asset and deposit mix.
Income Tax Expense.  Income tax expense decreased $85,000 during the three months ended March 31, 2023, compared to the same period in 2022 due to a lower level of pre-tax income.  The effective tax rate for the first quarter of 2023 was 15.5% compared to 17.0% for the same quarter a year ago.
Capital and Liquidity
Capital. Shareholders' equity totaled $136.1 million at March 31, 2023 and $133.0 million at December 31, 2022. In addition to net income of $2.9 million, other sources of capital during the first quarter of 2023 included other comprehensive income, net of tax, of $6.2 million, $184,000 related to the allocation of ESOP shares during the year and $379,000 related to stock-based compensation. Uses of capital during the first three months of 2023 included $1.5 million of dividends paid on common stock, $1.2 million of stock repurchases, and $3.8 million due to the one-time adjustment to retained earnings for the adoption of CECL. The increase in the accumulated other comprehensive income/loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities.
We paid a regular quarterly dividend of $0.14 per common share during the first quarter of 2023, and regular quarterly dividends of $0.10 per common share during 2022. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2023 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at March 31, 2023.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 21, 2022, the Company announced that the Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares. The fourth stock repurchase program will expire in July 2023, unless completed sooner. As of March 31, 2023, the Company had approximately 1,023,843 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
Our liquid assets in the form of cash and cash equivalents and investments available-for-sale totaled $309.1 million at March 31, 2023. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023 totaled $357.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of March 31, 2023, we had approximately $5.6 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2023, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $75.9 million. Furthermore, at March 31, 2023, we had approximately $143.8 million in securities that were unencumbered by a pledge and could be used to support additional borrowings of up to $139.3 million through repurchase agreements or the Federal Reserve discount window, as needed. As of March 31, 2023, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2023 was $3.6 million, compared to $3.9 million provided by operating activities for the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash used in investing activities was $27.9 million, which consisted primarily of net change in loans receivable, compared to $16.1 million of cash used in investing activities for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 was $25.7 million, which was comprised primarily of net change in deposits, compared to $8.7 million provided by financing activities during the three months ended March 31, 2022. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At March 31, 2023, Richmond Mutual Bancorporation, on an unconsolidated basis, had $22.8 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2023, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2023
Total risk-based capital (to risk weighted assets)	$166,213	14.4%	$92,385	8.0%	$115,482	10.0%
Tier 1 risk-based capital (to risk weighted assets)	151,738	13.1	69,289	6.0	92,385	8.0
Common equity tier 1 capital (to risk weighted assets)	151,738	13.1	51,967	4.5	75,063	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	151,738	10.9	55,436	4.0	69,295	5.0

As of December 31, 2022
Total risk-based capital (to risk weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%
Tier 1 risk-based capital (to risk weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0
Common equity tier 1 capital (to risk weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	152,391	11.2	54,421	4.0	68,026	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2023, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2023, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2022 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On July 21, 2022, the Company announced that the Board of Directors authorized a fourth stock repurchase program for up to 1,184,649 shares, or approximately 10% of its then outstanding shares. The fourth stock repurchase program will expire in July 2023, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	14,905	$13.32	14,905	1,107,491
February 1, 2023 - February 28, 2023	11,527	13.43	11,527	1,095,964
March 1, 2023 - March 31, 2023	72,121	11.06	72,121	1,023,843
	98,553		98,553

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 15, 2023	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 15, 2023	By:	/s/ Donald A. Benziger
Donald A. Benziger
Executive Vice President and CFO
(Principal Financial and Accounting Officer)