Form 10-Q
period 2023-06-30
Richmond Mutual Bancorporation, Inc.
filed 2023-08-10
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,423,075 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 10, 2023.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$9,488,299	$7,782,348
Interest-earning demand deposits	7,975,753	8,139,745
Cash and cash equivalents	17,464,052	15,922,093
Interest-earning time deposits	490,000	490,000
Investment securities - available for sale	281,345,560	284,899,665
Investment securities - held to maturity	5,750,937	6,672,233
Loans held for sale	339,900	473,700
Loans and leases, net of allowance for credit losses of $15,391,229 and $12,413,035, respectively	1,043,024,130	961,690,677
Premises and equipment, net	13,538,701	13,668,496
Federal Home Loan Bank stock	10,802,200	9,947,300
Interest receivable	5,036,238	4,710,481
Mortgage-servicing rights	1,991,190	2,011,889
Cash surrender value of life insurance	3,719,355	3,674,499
Other assets	25,684,940	24,459,108

Total assets	$1,409,187,203	$1,328,620,141

Liabilities
Noninterest-bearing deposits	104,690,515	106,414,812
Interest-bearing deposits	934,882,164	898,845,958
Total deposits	1,039,572,679	1,005,260,770
Federal Home Loan Bank advances	226,000,000	180,000,000
Advances by borrowers for taxes and insurance	591,087	560,196
Interest payable	3,288,342	1,369,351
Other liabilities	8,906,048	8,451,521
Total liabilities	1,278,358,156	1,195,641,838

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,448,621 shares and 11,784,246 shares at June 30, 2023 and December 31, 2022, respectively	114,486	117,842
Additional paid-in capital	103,216,869	106,088,897
Retained earnings	87,523,266	88,715,782
Unearned employee stock ownership plan (ESOP)	(11,825,384)	(12,193,043)
Accumulated other comprehensive loss	(48,200,190)	(49,751,175)
Total stockholders' equity	130,829,047	132,978,303

Total liabilities and stockholders' equity	$1,409,187,203	$1,328,620,141
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Loans and leases	$14,098,236	$10,682,371	$27,291,409	$20,948,330
Investment securities	1,990,329	1,733,844	3,924,401	3,402,495
Other	134,023	31,630	199,576	39,108
Total interest income	16,222,588	12,447,845	31,415,386	24,389,933
Interest Expense
Deposits	5,543,895	1,274,830	9,570,570	2,523,481
Borrowings	1,345,441	624,363	2,640,754	1,264,186
Total interest expense	6,889,336	1,899,193	12,211,324	3,787,667
Net Interest Income	9,333,252	10,548,652	19,204,062	20,602,266
Provision for credit losses	8,210	200,000	178,316	400,000
Net Interest Income After Provision for Credit Losses	9,325,042	10,348,652	19,025,746	20,202,266
Noninterest Income
Service charges on deposit accounts	275,783	248,412	556,778	482,957
Card fee income	313,466	302,013	600,724	579,783
Loan and lease servicing fees	109,643	178,071	229,715	205,939
Net gains on loan and lease sales	154,038	221,778	309,601	464,764
Gain on sale of real estate owned	—	—	1,921	—
Other income	325,192	226,202	576,107	558,395
Total noninterest income	1,178,122	1,176,476	2,274,846	2,291,838
Noninterest Expenses
Salaries and employee benefits	4,272,189	4,514,862	8,514,217	8,966,159
Net occupancy expenses	316,972	347,779	667,794	711,312
Equipment expenses	266,211	323,412	597,534	633,967
Data processing fees	821,938	567,909	1,658,451	1,226,824
Deposit insurance expense	192,000	81,000	360,000	162,000
Printing and office supplies	36,308	54,783	72,579	95,067
Legal and professional fees	356,499	335,862	667,475	683,362
Advertising expense	78,281	103,803	166,472	195,995
Bank service charges	54,796	30,957	103,415	60,758
Real estate owned expense	23,876	5,785	23,823	8,286
Loss on sale of real estate owned	—	847	—	847
Other expenses	916,937	790,669	1,865,435	1,746,910
Total noninterest expenses	7,336,007	7,157,668	14,697,195	14,491,487
Income Before Income Tax Expense	3,167,157	4,367,460	6,603,397	8,002,617
Provision for income taxes	475,030	882,118	1,007,224	1,499,683
Net Income	$2,692,127	$3,485,342	$5,596,173	$6,502,934
Earnings Per Share
Basic	$0.26	$0.32	$0.53	$0.60
Diluted	$0.26	$0.31	$0.53	$0.58
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Income	$2,692,127	$3,485,342	$5,596,173	$6,502,934

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax of $(1,227,830), $(3,695,140), $412,287, and $(10,108,049), respectively.	(4,618,979)	(13,900,763)	1,550,985	(38,025,519)
	(4,618,979)	(13,900,763)	1,550,985	(38,025,519)

Comprehensive (Loss) Income	$(1,926,852)	$(10,415,421)	$7,147,158	$(31,522,585)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2023	11,685,693	$116,857	$105,305,039	$86,314,805	$(12,009,214)	$(43,581,211)	$136,146,276
Net income	—	—	—	2,692,127	—	—	2,692,127
Other comprehensive loss	—	—	—	—	—	(4,618,979)	(4,618,979)
ESOP shares earned	—	—	(42,880)	—	183,830	—	140,950
Stock based compensation	—	—	383,612	—	—	—	383,612
Common stock dividends ($0.14 per share)	—	—	—	(1,483,666)	—	—	(1,483,666)
Repurchase of common stock	(237,072)	(2,371)	(2,428,902)	—	—	—	(2,431,273)
Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$87,523,266	$(11,825,384)	$(48,200,190)	$130,829,047

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,715,782	$(12,193,043)	$(49,751,175)	$132,978,303
Net income	—	—	—	5,596,173	—	—	5,596,173
Other comprehensive income	—	—	—	—	—	1,550,985	1,550,985
ESOP shares earned	—	—	(56,198)	—	367,659	—	311,461
Impact of ASU 2016-13 adoption	—		—	(3,785,168)	—	—	(3,785,168)
Stock based compensation	—	—	763,021	—	—	—	763,021
Common stock dividends ($0.28 per share)	—	—	—	(3,003,521)	—	—	(3,003,521)
Repurchase of common stock	(335,625)	(3,356)	(3,578,851)	—	—	—	(3,582,207)
Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$87,523,266	$(11,825,384)	$(48,200,190)	$130,829,047

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2022	12,310,004	$123,100	$113,263,417	$82,037,495	$(12,744,530)	$(25,336,767)	$157,342,715
Net income	—	—	—	3,485,342	—	—	3,485,342
Other comprehensive loss	—	—	—	—	—	(13,900,763)	(13,900,763)
ESOP shares earned	—	—	23,775	—	183,829	—	207,604
Stock based compensation	—	—	383,637	—	—	—	383,637
Common stock dividends ($0.10 per share)	—	—	—	(1,099,243)	—	—	(1,099,243)
Repurchase of common stock	(461,891)	(4,619)	(7,469,917)	—	—	—	(7,474,536)
Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	6,502,934	—	—	6,502,934
Other comprehensive loss	—	—	—	—	—	(38,025,519)	(38,025,519)
ESOP shares earned	—	—	66,067	—	367,658	—	433,725
Stock based compensation	—	—	763,058	—	—	—	763,058
Common stock dividends ($0.20 per share)	—	—	—	(2,237,233)	—	—	(2,237,233)
Repurchase of common stock	(552,082)	(5,521)	(8,968,023)	—	—	—	(8,973,544)
Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$5,596,173	$6,502,934
Items not requiring (providing) cash
Provision for credit losses	178,316	400,000
Depreciation and amortization	508,202	531,617
Deferred income tax	(62,485)	(77,652)
Stock based compensation	763,021	763,058
Investment securities amortization, net	580,032	848,253
Net gains on loan and lease sales	(309,601)	(464,764)
(Gain) Loss on sale of real estate owned	(1,921)	847
Gain on sale of premises and equipment	(1,800)	—
Accretion of loan origination fees	(549,408)	(889,143)
Amortization of mortgage-servicing rights	105,350	121,951
ESOP shares expense	311,461	433,725
Increase in cash surrender value of life insurance	(44,856)	(43,419)
Loans originated for sale	(11,691,998)	(20,326,065)
Proceeds on loans sold	11,558,198	20,888,815
Net change in
Interest receivable	(325,757)	62,188
Other assets	(213,106)	832,105
Other liabilities	(1,919,449)	385,338
Interest payable	1,918,991	9,766
Net cash provided by operating activities	6,399,363	9,979,554

Investing Activities
Purchases of securities available for sale	(7,097,933)	(14,949,095)
Proceeds from maturities and paydowns of securities available for sale	12,038,103	20,866,136
Proceeds from maturities and paydowns of securities held to maturity	918,473	891,488
Net change in loans	(83,539,282)	(59,439,801)
Proceeds from sales of real estate owned	297,670	84,652
Purchases of premises and equipment	(378,407)	(194,127)
Proceeds from sale of premises and equipment	1,800	—
(Purchase) Proceeds from sale of FHLB stock	(854,900)	211,500
Net cash used in investing activities	(78,614,476)	(52,529,247)

Financing Activities
Net change in
Demand and savings deposits	(22,425,614)	35,671,492
Certificates of deposit	56,737,523	9,485,940
Advances by borrowers for taxes and insurance	30,891	(15,971)
Proceeds from FHLB advances	391,500,000	115,000,000
Repayment of FHLB advances	(345,500,000)	(115,000,000)
Repurchase of common stock	(3,582,207)	(8,973,544)
Dividends paid	(3,003,521)	(2,237,233)
Net cash provided by financing activities	73,757,072	33,930,684

Net Change in Cash and Cash Equivalents	1,541,959	(8,619,009)
Cash and Cash Equivalents, Beginning of Period	15,922,093	23,038,145
Cash and Cash Equivalents, End of Period	$17,464,052	$14,419,136
Additional Cash Flows and Supplementary Information
Interest paid	$10,292,333	$3,777,901
Transfers from loans to other real estate owned	405,279	85,500
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
First Bank Richmond is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana and the wholly owned banking subsidiary of Richmond Mutual Bancorporation. First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full-service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond's Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the Indiana Department of Financial Institutions ("IDFI") and the Federal Deposit Insurance Corporation ("FDIC").
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
Additionally, as a part of the CECL adoption, the Company established an allowance for credit losses on unfunded commitments by recording a one-time adjustment of $1.8 million from retained earnings, net of tax, into the allowance for credit losses on unfunded commitments. As of January 1, 2023, this allowance totaled $2.4 million, as compared to no allowance at December 31, 2022. This allowance is reported in other liabilities on the Condensed Consolidated Balance Sheets.
In March 2022 the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans (“TDRs”) by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company’s adoption of the CECL amendments in ASU 2016-13.

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
Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,492	$—	$50	$3,442
SBA Pools	5,941	—	628	5,313
Federal agencies	15,000	—	2,187	12,813
State and municipal obligations	169,675	3	31,780	137,898
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	136,751	—	23,695	113,056
Corporate obligations	11,500	—	2,676	8,824
	342,359	3	61,016	281,346
Held to maturity
State and municipal obligations	5,751	15	107	5,659
	5,751	15	107	5,659

Total investment securities	$348,110	$18	$61,123	$287,005

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,487	$—	$27	$3,460
SBA Pools	6,768	1	634	6,135
Federal agencies	15,000	—	2,352	12,648
State and municipal obligations	171,495	4	34,457	137,042
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	139,626	—	23,644	115,982
Corporate obligations	11,500	—	1,867	9,633
	347,876	5	62,981	284,900
Held to maturity
State and municipal obligations	6,672	17	112	6,577
	6,672	17	112	6,577

Total investment securities	$354,548	$22	$63,093	$291,477
The amortized cost and fair value of investment securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$2,250	$2,237	$485	$485
One to five years	19,367	18,013	3,460	3,400
Five to ten years	40,394	35,734	916	921
After ten years	143,597	112,306	890	853
	205,608	168,290	5,751	5,659
Mortgage-backed securities –GSE residential	136,751	113,056	—	—

Totals	$342,359	$281,346	$5,751	$5,659
Investment securities with a carrying value of $155,514,000 and $134,302,000 were pledged at June 30, 2023 and December 31, 2022, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three and six months ended June 30, 2023 and 2022.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2023 and December 31, 2022 was $284,544,000 and $288,846,000, respectively, which is approximately 99% and 99% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available-for-sale securities with unrealized losses to be experiencing credit losses at June 30, 2023. Management considers it more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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

The Company monitors the credit quality of securities held to maturity through the use of credit ratings quarterly. As of June 30, 2023, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator, as of June 30, 2023:

State and municipal obligations

AA+	$1,175
AA	690
AA-	585
A+	854
BBB+	122
Not rated	2,325

$5,751
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

Description of Securities	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Securities	$3,443	$50	$—	$—	$3,443	$50
SBA Pools	—	—	4,796	628	4,796	628
Federal agencies	—	—	12,813	2,187	12,813	2,187
State and municipal obligations	7,943	273	129,069	31,507	137,012	31,780
Mortgage-backed securities - GSE residential	5,019	224	108,037	23,471	113,056	23,695
Corporate obligations	2,252	498	6,573	2,178	8,825	2,676
Total available-for-sale	18,657	1,045	261,288	59,971	279,945	61,016

Held-to-maturity
State and municipal obligations	4,148	86	451	21	4,599	107

Total impaired securities	$22,805	$1,131	$261,739	$59,992	$284,544	$61,123

Description of Securities	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury securities	$3,460	$27	$—	$—	$3,460	$27
SBA Pools	1,237	145	4,234	489	5,471	634
Federal agencies	—	—	12,648	2,352	12,648	2,352
State and municipal obligations	76,986	11,825	59,257	22,632	136,243	34,457
Mortgage-backed securities - GSE residential	32,446	3,440	83,537	20,204	115,983	23,644
Corporate obligations	7,044	1,456	2,589	411	9,633	1,867
Total available-for-sale	121,173	16,893	162,265	46,088	283,438	62,981

Held-to-maturity
State and municipal obligations	4,995	108	413	4	5,408	112

Total impaired securities	$126,168	$17,001	$162,678	$46,092	$288,846	$63,093
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
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes.  The Company expects to recover the amortized cost basis over the term of the securities. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. It is not more likely than not the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity.
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state, municipal, and corporate obligations were caused by interest rate changes.  The contractual terms of those securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments.  The Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity.
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Commercial mortgage	$341,475	$298,087
Commercial and industrial	114,162	100,420
Construction and development	117,029	139,923
Multi-family	141,545	124,914
Residential mortgage	159,753	146,129
Home equity lines of credit	10,492	11,010
Direct financing leases	152,181	133,469
Consumer	22,657	21,048
	1,059,294	975,000
Less
Allowance for credit losses on loans and leases	15,391	12,413
Deferred loan fees	879	896

	$1,043,024	$961,691
The Company rates all loans and leases by credit quality using the following designations:
Grade 1 – Exceptional
Exceptional loans and leases are top-quality loans to individuals whose financial credentials are well known to the Company. These loans and leases have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).
Grade 2 – Quality Loans and Leases
These loans and leases have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and IDFI and FDIC regulations.  Documentation exceptions are minimal or are in the process of being corrected and are not of a type that could subsequently expose the Company to risk of loss.
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
Grade 5 – Special Mention
Loans and leases in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or in the Company’s credit position at some future date.  Special Mention loans and leases are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.  This special mention rating is designed to identify a specific level of risk and concern about an asset’s quality.  Although a special mention loan or lease has a higher probability of default than a pass rated loan or lease, its default is not imminent.
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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of June 30, 2023 and rating category as of December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of June 30, 2023:
Commercial mortgage
Pass	$21,787	$84,026	$70,984	$39,301	$46,903	$68,686	$8,365	$340,052
Substandard	—	—	—	—	—	1,423	—	1,423
Total Commercial mortgage	21,787	84,026	70,984	39,301	46,903	70,109	8,365	341,475
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	29,491	13,701	14,761	5,816	1,794	10,877	31,006	107,446
Special Mention	—	—	—	—	—	600	—	600
Substandard	—	28	—	580	—	1,576	3,932	6,116
Total Commercial and industrial	29,491	13,729	14,761	6,396	1,794	13,053	34,938	114,162
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	15,253	39,762	25,989	1,100	120	974	28,931	112,129
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	15,253	39,762	25,989	1,100	5,020	974	28,931	117,029
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	6,111	38,103	34,576	6,473	7,419	18,691	30,172	141,545
Total Multi-family	6,111	38,103	34,576	6,473	7,419	18,691	30,172	141,545
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	20,045	34,347	37,226	18,114	9,411	38,938	77	158,158
Substandard	—	—	—	—	150	1,445	—	1,595
Total Residential mortgage	20,045	34,347	37,226	18,114	9,561	40,383	77	159,753
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	48	—	289	—	—	—	10,130	10,467
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	48	—	289	—	—	—	10,155	10,492
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	47,203	50,381	32,616	14,949	5,552	1,386	—	152,087
Substandard	—	—	78	12	—	—	—	90
Doubtful	—	—	—	—	4	—	—	4
Total Direct financing leases	47,203	50,381	32,694	14,961	5,556	1,386	—	152,181
Current period gross charge-offs	16	57	265	27	—	1	—	366
Consumer
Pass	5,915	10,002	4,610	1,078	586	393	—	22,584
Substandard	—	21	23	22	7	—	—	73
Total Consumer	5,915	10,023	4,633	1,100	593	393	—	22,657
Current period gross charge-offs	10	23	33	—	2	—	—	68

Total Loans and Leases	$145,853	$270,371	$221,152	$87,445	$76,846	$144,989	$112,638	$1,059,294
Total current period gross charge-offs	$26	$80	$298	$27	$2	$1	$—	$434

For the three months ended June 30, 2023, the Company did not have any revolving loans convert to term loans.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2022:
Commercial mortgage	$296,253	$1,277	$557	$—	$—	$298,087
Commercial and industrial	92,620	2,605	5,195	—	—	100,420
Construction and development	135,023	—	4,900	—	—	139,923
Multi-family	124,914	—	—	—	—	124,914
Residential mortgage	144,190	—	1,939	—	—	146,129
Home equity	10,958	—	52	—	—	11,010
Direct financing leases	133,254	152	34	29	—	133,469
Consumer	21,015	—	33	—	—	21,048
Total	$958,227	$4,034	$12,710	$29	$—	$975,000

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$—	$—	$341,475	$341,475	$—
Commercial and industrial	—	446	1,835	2,281	111,881	114,162	1,285
Construction and development	—	17	4,900	4,917	112,112	117,029	—
Multi-family	—	—	—	—	141,545	141,545	—
Residential mortgage	317	201	1,594	2,112	157,641	159,753	1,484
Home equity	137	139	9	285	10,207	10,492	9
Direct financing leases	424	117	71	612	151,569	152,181	71
Consumer	213	64	74	351	22,306	22,657	74

Totals	$1,091	$984	$8,483	$10,558	$1,048,736	$1,059,294	$2,923

	December 31, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$26	$—	$—	$26	$298,061	$298,087	$—
Commercial and industrial	—	—	2,202	2,202	98,218	100,420	1,285
Construction and development	—	—	4,900	4,900	135,023	139,923	—
Multi-family	—	—	—	—	124,914	124,914	—
Residential mortgage	272	129	1,938	2,339	143,790	146,129	1,825
Home equity	—	—	30	30	10,980	11,010	30
Direct financing leases	204	25	—	229	133,240	133,469	—
Consumer	171	59	33	263	20,785	21,048	33

Totals	$673	$213	$9,103	$9,989	$965,011	$975,000	$3,173

The following table presents information on the Company’s nonaccrual loans and leases at June 30, 2023, and at December 31, 2022:

	June 30, 2023		December 31, 2022
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases

Commercial and industrial	$593	$—	$961
Construction	4,900	—	4,900
Residential mortgage	110	110	113
Direct financing leases	4	4	29
Total nonaccrual loans and leases	$5,607	$114	$6,003

During the three and six months ended June 30, 2023, the Company recognized $2,000 and $3,000, respectively, of interest income on nonaccrual loans and leases.

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually analyzed to determine expected credit losses:

	June 30, 2023
	Amortized Cost Basis	Allowance on Collateral Dependent Loans

Commercial and industrial	$1,973	$329
Construction	4,900	750
Residential mortgage	109	—
Total	$6,982	$1,079

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan. If a determination is made that a modified loan has been deemed uncollectible, the loan (or portion of the loan) is charged-off, reducing the amortized cost basis of the loan and adjusting the allowance for credit losses. During the three months ended June 30, 2023, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three and six months ended June 30, 2023 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
During the three and six months ended June 30, 2022, there were no newly classified TDRs. For the three and six months ended June 30, 2022, the Company recorded no charge-offs related to TDRs. As of December 31, 2022, TDRs had a related allowance of $0. During the three and six months ended June 30, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
Other Real Estate Owned

At June 30, 2023 and December 31, 2022, the balance of real estate owned included $167,000 and $57,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2023 and December 31, 2022, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $431,000 and $1,071,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	June 30, 2023	December 31, 2022

Total minimum lease payments to be received	$171,066	$147,520
Initial direct costs	9,706	8,058
	180,772	155,578
Less: Unearned income	(28,591)	(22,109)

Net investment in direct finance leases	$152,181	$133,469
There were no leases serviced by the Company for the benefit of others at June 30, 2023 and December 31, 2022. Certain leases have been sold from time to time by the Company with partial recourse. The Company estimates and records its obligation based upon historical loss percentages. At both June 30, 2023 and December 31, 2022, the Company did not have any recorded recourse obligations on leases sold.
The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2023:

Remainder of 2023	$31,761
2024	54,820
2025	40,964
2026	26,653
2027	13,793
Thereafter	3,075

$171,066

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
The Company utilizes a cash flow analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans and leases based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the allowance.
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

The following table summarizes changes in the allowance for credit losses by segment for the three and six months ended June 30, 2023:

	Balances, March 31, 2023	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, June 30, 2023

Commercial mortgage	$4,728	$232	$—	$3	$4,963
Commercial and industrial	1,538	74	—	11	1,623
Construction and development	3,475	(509)	—	—	2,966
Multi-family	1,967	14	—	—	1,981
Residential mortgage	1,596	15	—	12	1,623
Home equity	112	(10)	—	—	102
Direct financing leases	1,765	285	(281)	45	1,814
Consumer	314	10	(24)	19	319
Total	$15,495	$111	$(305)	$90	$15,391

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, June 30, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$569	$—	$13	$4,963
Commercial and industrial	1,291	360	1,651	(51)	—	23	1,623
Construction and development	2,855	784	3,639	(673)	—	—	2,966
Multi-family	1,955	(99)	1,856	125	—	—	1,981
Residential mortgage	76	1,439	1,515	86	—	22	1,623
Home equity	23	89	112	(10)	—	—	102
Direct financing leases	1,196	422	1,618	353	(366)	209	1,814
Consumer	241	64	305	52	(68)	30	319
Total	$12,413	$2,664	$15,077	$451	$(434)	$297	$15,391

During the second quarter of 2023, the allowance for credit losses on loans and leases decreased from $15.5 million at March 31, 2023, to $15.4 million at June 30, 2023. The decrease was attributable to net charge-offs totaling $215,000, while adding a net total of $111,000 to the provision over the course of the second quarter. Multiple loan categories experienced loan growth, while a few declined slightly. The commercial mortgage portfolio increased due to commercial construction loans being completed and termed out to permanent financing. Since there were more commercial construction loans completed, the total balance in this segment decreased. The balance in commercial and industrial loans increased contributing to an overall increase in the allowance within this segment. The remaining portfolio segments saw an increase in their respective allowances due to loan growth, with the exception of home equity loans.

•Commercial Mortgage – allowance increased due to loan balances increasing $20.2 million.
•Commercial & Industrial – allowance increased due to loan balances increasing $16.3 million.
•Construction & Development – allowance decreased due to loan balances decreasing $8.5 million.
•Multi-Family – allowance increased due to loan balances increasing $9.1 million.
•Residential Mortgage – allowance increased due to loan balances increasing $7.4 million.
•Home Equity – allowance decreased due to loan balances decreasing $431,000.

•Leases – allowance increased due to lease balances increasing $8.9 million with net charge-offs totaling $236,000.
•Consumer – allowance increased slightly due to loan balances increasing $1.1 million with net charge-offs totaling $5,000.

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

As of June 30, 2023, the most significant economic factors affecting the Company's loan portfolio are persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, and increased geopolitical risk. These key factors are impacting and will continue to adversely impact the Company’s loan and lease portfolio for the remainder of 2023 and potentially into 2024.

Also, recent market liquidity events have added additional unpredictability into the economic environment and the potential for tighter credit conditions could impact economic conditions in the future.

For several years, the Company has targeted loan opportunities in three growth market regions: Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. These market regions specialize in commercial real estate loans, and their respective forecasts are described below:

•Columbus, Ohio – The market region is forecasting estimated job growth to be lower for the remainder of 2023, however job growth is expected to exceed the national average and most other market region averages. Furthermore, the forecasted unemployment rate for the region is slightly below the national unemployment rate estimate.

•Dayton/Springfield, Ohio – The economic outlook for this region remains positive, although concerns about a potential recession occurring in the last half of 2023 remain a factor. The region has one of the lowest unemployment rates in the state, just above the Columbus market region.

•Indianapolis, Indiana – The market region is forecasting a material economic growth rate decrease in 2023. The forecast estimates have been lowered primarily due to inflation and rising interest rates, which have dampened demand and are impacting economic growth.

The Company’s assumption of future economic slowdown could potentially have an adverse impact on the loan and lease portfolio and the allowance for credit losses in the near future; however, there are numerous potential outcomes, and the variances could be significant and volatile. As a result, the Company’s future estimates may vary for the remainder of 2023 and beyond.

Allowance for Loan Losses under prior GAAP ("Incurred Loss Method")

Prior to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2023, the Company maintained an allowance for loan and lease losses in accordance with the Incurred Loss Method.

The following table summarizes changes in the allowance for loan and lease losses under the Incurred Loss Method by segment for the three and six months ended June 30, 2022:

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

The following table presents the Company’s average investment in impaired loans and leases, and interest income recognized for the three and six months ended June 30, 2022 under the incurred loss method:

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

Allowance for Credit Losses on Unfunded Commitments

The allowance for credit losses on unfunded commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. The estimate of expected losses on unfunded commitments is calculated based on the loss rate for the loan or lease segment in which the loan or lease commitments would be classified if funded, adjusted for the estimate of funding probability. Additional provisions applied to the allowance are recognized in the provision for credit losses on the Condensed Consolidated Statements of Income.

The following table details activity in the allowance for credit losses on unfunded commitments during the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023

Balance, March 31, 2023	$2,204
Recovery of provision for credit losses	(103)
Balance, June 30, 2023	$2,101

Six Months Ended June 30, 2023

Balance, December 31, 2022	$—
Impact of adopting ASC 326	2,374
Recovery of provision for credit losses	(273)
Balance, June 30, 2023	$2,101

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2023
Available-for-sale securities
U.S. Treasury securities	$3,442	$3,442	$—	$—
SBA Pools	5,313	—	5,313	—
Federal agencies	12,813	—	12,813	—
State and municipal obligations	137,898	—	137,898	—
Mortgage-backed securities - GSE residential	113,056	—	113,056	—
Corporate obligations	8,824	—	8,824	—
	$281,346	$3,442	$277,904	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2022
Available-for-sale securities
U.S. Treasury securities	$3,460	$3,460	$—	$—
SBA Pools	6,135	—	6,135	—
Federal agencies	12,648	—	12,648	—
State and municipal obligations	137,042	—	137,042	—
Mortgage-backed securities - GSE residential	115,982	—	115,982	—
Corporate obligations	9,633	—	9,633	—
	$284,900	$3,460	$281,440	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2023.
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

Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2023
Collateral-dependent loans	$1,645	$—	$—	$1,645

December 31, 2022
Impaired loans, collateral-dependent	$314	$—	$—	$314
Mortgage-servicing rights	2,012	—	—	2,012

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
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022:

	Fair Value at June 30, 2023	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent loans	$1,645	Appraisal	Marketability discount	0 - 46%

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Impaired loans, collateral-dependent	$314	Appraisal	Marketability discount	0 - 42%
Mortgage-servicing rights	$2,012	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Financial assets
Cash and cash equivalents	$17,464	$17,464	$—	$—
Interest-earning time deposits	490	—	488	—
Available-for-sale securities	281,346	—	281,346	—
Held-to-maturity securities	5,751	—	5,659	—
Loans held for sale	340	—	—	314
Loans and leases receivable, net	1,043,024	—	—	943,604
Federal Reserve and FHLB stock	10,802	—	10,802	—
Interest receivable	5,036	—	5,036	—
Financial liabilities
Deposits	1,039,573	—	1,031,629	—
FHLB advances	226,000	—	219,235	—
Interest payable	3,288	—	3,288	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets
Cash and cash equivalents	$15,922	$15,922	$—	$—
Interest-earning time deposits	490	—	490	—
Available-for-sale securities	284,900	3,460	281,440	—
Held-to-maturity securities	6,672	—	6,577	—
Loans held for sale	474	—	—	433
Loans and leases receivable, net	961,691	—	—	883,169
Federal Reserve and FHLB stock	9,947	—	9,947	—
Interest receivable	4,710	—	4,710	—
Financial liabilities
Deposits	1,005,261	—	996,375	—
FHLB advances	180,000	—	174,426	—
Interest payable	1,369	—	1,369	—
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

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022

Net income	$2,692	$3,485
Shares outstanding for Basic EPS:
Average shares outstanding	11,546,999	12,048,477
Less: average restricted stock award shares not vested	260,334	347,438
Less: average unearned ESOP Shares	883,573	937,679
Shares outstanding for Basic EPS	10,403,092	10,763,360

Additional Dilutive Shares	72,452	361,612

Shares outstanding for Diluted EPS	10,475,544	11,124,972

Basic Earnings Per Share	$0.26	$0.32
Diluted Earnings Per Share	$0.26	$0.31

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net income	$5,596	$6,503
Shares outstanding for Basic EPS:
Average shares outstanding	11,651,976	12,196,976
Less: average restricted stock award shares not vested	260,810	347,914
Less: average unearned ESOP Shares	890,298	944,405
Shares outstanding for Basic EPS	10,500,868	10,904,657

Additional Dilutive Shares	80,455	395,650

Shares outstanding for Diluted EPS	10,581,323	11,300,307

Basic Earnings Per Share	$0.53	$0.60
Diluted Earnings Per Share	$0.53	$0.58

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $66,000, $104,000, $55,000 and $108,000 for the three and six months ended June 30, 2023 and 2022, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $11,825,384 and $12,193,043 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at June 30, 2023 and December 31, 2022, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three and six months ended June 30, 2023 and 2022 was approximately $141,000, $311,000, $208,000, and $434,000, respectively.

	June 30, 2023	December 31, 2022

Earned ESOP shares	211,935	184,882
Unearned ESOP shares	870,195	897,248
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$11.04	$13.01
Fair value of earned shares (in thousands)	$2,340	$2,405
Fair value of unearned shares (in thousands)	$9,607	$11,673

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
The following table summarizes the restricted stock activity in the 2020 EIP during the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	261,291	$10.56
Granted	—	—
Vested	(87,099)	10.56
Forfeited	—	—
Non-vested, June 30, 2023	174,192	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and six months ended June 30, 2023 was $229,000 and $456,000, and the related tax benefit recognized was $48,000 and $96,000, respectively. As of June 30, 2023, unrecognized compensation expense related to restricted stock awards was $1.8 million.
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

The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2023.

	Six Months Ended June 30, 2023
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, June 30, 2023	1,050,961	10.56
Exercisable at end of period	625,737	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of June 30, 2023 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	637,841	$2.91
Vested	(212,617)	2.91
Granted	—	—
Forfeited	—	—
Non-vested, June 30, 2023	425,224	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and six months ended June 30, 2023 was $154,000 and $307,000, and the related tax benefit recognized was $17,000 and $34,000, respectively. As of June 30, 2023, unrecognized compensation expense related to the stock option awards was $1.2 million.

Note 8: Subsequent Event
Subsequent to June 30, 2023 through August 10, 2023, the Company purchased 25,546 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 1,082,611 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2023, and the consolidated results of operations for the three and six month periods ended June 30, 2023, compared to the same periods in 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
The terms “we,” “our,” “us,” or the “Company” refer to Richmond Mutual Bancorporation, Inc. and its consolidated direct and indirect subsidiaries, including First Bank Richmond, which we sometimes refer to as the “Bank,” unless the context otherwise requires.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as supply chain disruptions;
•higher inflation and the impact of current and future monetary policies of the Federal Reserve in response thereto;
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
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
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
Overview
The Company, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, First Bank Richmond. Substantially all of the Company's business is conducted through First Bank Richmond. The Company is regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Indiana Department of Financial Institutions ("IDFI"). The Company's corporate office is located at 31 North 9th Street, Richmond, Indiana, and its telephone number is (765) 962-2581.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $150.2 million at June 30, 2023.
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
At June 30, 2023, on a consolidated basis, we had $1.4 billion in assets, $1.0 billion in loans and leases, net of allowance, $1.0 billion in deposits and $130.8 million in stockholders’ equity.  At June 30, 2023, First Bank Richmond’s total risk-based capital ratio was 14.0%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2023, net income was $5.6 million, compared with net income of $6.5 million for the six months ended June 30, 2022.
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
There have been no significant changes during the six months ended June 30, 2023 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, with the exception of the adoption on January 1, 2023 of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as Current Expected Credit Loss, or CECL, as discussed below.
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
At January 1, 2023, we established an allowance for credit losses on unfunded commitments as part of our transition to CECL. This allowance is held and monitored separately from our allowance for credit losses on loans and leases and is periodically adjusted. Significant estimates are used to determine the allowance, including expected future losses of the loan and lease portfolio, changes in composition, information about specific borrower situations and risk-rating adjustments, probability of funding, economic conditions and other factors, all of which may be susceptible to significant change. A provision for credit losses for unfunded commitments is charged to operations periodically upon evaluation of the necessary balance in the allowance.
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
Comparison of Financial Condition at June 30, 2023 and December 31, 2022
General.  Total assets increased $80.6 million, or 6.1%, to $1.4 billion at June 30, 2023 from December 31, 2022. The increase was primarily the result of an $81.3 million, or 8.5%, increase in loans and leases, net of allowance for credit losses, to $1.0 billion at June 30, 2023, partially offset by a decrease of $4.5 million, or 1.5%, in investment securities to $287.1 million at June 30, 2023.
Investment Securities. Investment securities available-for-sale decreased $3.6 million, or 1.2%, to $281.3 million, while investment securities held-to-maturity decreased $921,000, or 13.8%, to $5.8 million at June 30, 2023, compared to December 31, 2022. The decrease in investment securities available-for-sale was primarily due to maturities and paydowns of $12.0 million, partially offset by purchases of securities available-for-sale of $7.1 million. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.

Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $81.3 million, or 8.5%, to $1.0 billion at June 30, 2023 from $961.7 million at December 31, 2022.  The increase in loans and leases was attributable to an increase in commercial real estate loans, direct financing leases and multi-family loans of $43.4 million, $18.7 million and $16.6 million, respectively. At June 30, 2023, loans held for sale totaled $340,000, compared to $474,000 at December 31, 2022.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $8.5 million or 0.81% of total loans and leases at June 30, 2023, compared to $9.2 million or 0.94% of total loans and leases at December 31, 2022. Accruing loans and leases past due 90 days or more totaled $2.9 million at June 30, 2023, compared to $3.2 million at December 31, 2022.
At June 30, 2023, troubled loan modifications totaled $59,000, compared to $428,000 at December 31, 2022, all of which were on nonaccrual status as of such dates.
Allowance for Credit Losses. On January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. The allowance for credit losses on loans and leases totaled $15.4 million, or 1.45% of total loans and leases outstanding at June 30, 2023. At December 31, 2022, prior to the adoption of CECL, the allowance for loan and lease losses totaled $12.4 million, or 1.27% of total loans and leases outstanding. Additionally, as a part of CECL adoption, the Bank established an allowance for credit losses on unfunded commitments by recording a one-time adjustment from equity of $1.8 million. This allowance, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $2.1 million at June 30, 2023. Net charge-offs during the first half of 2023 were $137,000 compared to net charge-offs of $127,000 during the first half of 2022.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2023, which evaluation included consideration of a potential recession due to inflation, rising interest rates, stock market volatility, and the Russia-Ukraine conflict. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets increased $1.2 million, or 5.0%, to $25.7 million at June 30, 2023 from $24.5 million at December 31, 2022, primarily as a result of an increase in deferred tax assets due to the one-time adjustment for CECL in the first quarter of 2023.
Deposits. Total deposits increased $34.3 million, or 3.4%, to $1.0 billion at June 30, 2023, compared to December 31, 2022.  The increase in deposits primarily was due to an increase in brokered time deposits of $33.1 million and other time deposits of $23.6 million, partially offset by a decrease in savings and money market accounts of $13.0 million. Management attributes the shift in funds to customers taking advantage of higher rates being paid on time deposits in 2023 as a result of interest rate hikes enacted by the Federal Reserve. Brokered deposits increased $33.1 million to $291.0 million, or 28.0% of total deposits, at June 30, 2023, compared to $257.9 million, or 25.7% of total deposits, at December 31, 2022. At June 30, 2023, noninterest-bearing deposits totaled $104.7 million or 10.1% of total deposits, compared to $106.4 million or 10.6% of total deposits at December 31, 2022.
As of June 30, 2023, approximately $206.9 million of our deposit portfolio or 19.9% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $46.0 million to $226.0 million at June 30, 2023, compared to $180.0 million at December 31, 2022, which together with the increase in deposits were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $130.8 million at June 30, 2023, a decrease of $2.1 million or 1.6% from December 31, 2022.  The decrease in stockholders' equity from year-end 2022 resulted from the repurchase of $3.6 million of Company common stock, the payment of $3.0 million in dividends to Company stockholders and the one-time adjustment to retained earnings of $3.8 million for the adoption of CECL during the previous quarter, partially offset by $5.6 million in net income and a $1.5 million reduction in accumulated other comprehensive loss due to improvement in the fair market value of the available-for-sale investment portfolio. The Company repurchased 335,625 shares of Company common stock at an average price of $10.67 per share for a total of $3.6 million during the first six months of 2023.  The Company’s equity to asset ratio was 9.28% at June 30, 2023.  At June 30, 2023, the Bank’s Tier 1 capital to total assets ratio was 10.8% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022.
General. Net income for the three months ended June 30, 2023 was $2.7 million, a $793,000 or 22.8% decrease from net income of $3.5 million for the three months ended June 30, 2022. Diluted earnings per share were $0.26 for the second quarter of 2023, compared to $0.31 diluted earnings per share for the second quarter of 2022. The decrease in net income was the result of a decrease in net interest income of $1.2 million and an increase in noninterest expense of $178,000, partially offset by a decrease in the provision for credit losses of $192,000 and the provision for income taxes of $407,000.
Interest Income.  Interest income increased $3.8 million, or 30.3%, to $16.2 million during the quarter ended June 30, 2023, compared to $12.4 million during the quarter ended June 30, 2022.  Interest income on loans and leases increased $3.4 million, or 32.0%, to $14.1 million for the quarter ended June 30, 2023, from $10.7 million for the comparable quarter in 2022, due to an increase in the average balance of loans and leases of $153.4 million, and an increase of 60 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.0 billion for the quarter ended June 30, 2023, compared to $875.8 million for the quarter ended June 30, 2022.  The average yield on loans and leases was 5.48% for the quarter ended June 30, 2023, compared to 4.88% for the comparable quarter in 2022.
Interest income on investment securities, including FHLB stock, increased $256,000, or 14.8%, to $2.0 million during the quarter ended June 30, 2023, compared to the same quarter in 2022.  The increase in interest income on investment securities from the comparable period in 2022 was due to a 53 basis point increase in the average yield earned on investment securities. The average yield on investment securities, including FHLB stock, was 2.62% for the second quarter of 2023, compared to 2.08% for the second quarter of 2022. The average balance of investment securities, including FHLB stock, was $304.2 million for the quarter ended June 30, 2023, compared to $332.9 million for the quarter ended June 30, 2022.
Interest Expense. Interest expense increased $5.0 million, or 262.8%, to $6.9 million for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022.  Interest expense on deposits increased $4.3 million, or 334.9%, to $5.5 million for the quarter ended June 30, 2023, from the comparable quarter in 2022. The increase in interest expense on deposits primarily was attributable to a $115.8 million increase in the average balance of, and a 173 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 2.35% for the quarter ended June 30, 2023, compared to 0.62% for the quarter ended June 30, 2022.  The average balance of interest-bearing deposits increased $115.8 million, or 14.0%, to $942.2 million in the quarter ended June 30, 2023, compared to $826.3 million in the comparable quarter in 2022. Interest expense on FHLB advances increased $721,000, or 115.5%, to $1.3 million in the second quarter of 2023 compared to $624,000 for the same quarter in 2022, due to an increase in the average rate paid on and, to a lesser extent, the average balance of FHLB advances. The average rate paid on FHLB borrowings was 2.73% for the quarter ended June 30, 2023, compared to 1.47% for the second quarter of 2022. The average balance of FHLB borrowings totaled $197.1 million during the quarter ended June 30, 2023, compared to $170.3 million for the quarter ended June 30, 2022.
Net Interest Income.  Net interest income before the provision for credit losses decreased $1.2 million, or 11.5%, to $9.3 million in the second quarter of 2023, compared to $10.5 million for the second quarter of 2022.  This decrease was due to a 91 basis point decrease in the average interest rate spread, partially offset by a $122.1 million increase in average interest earning assets. Net interest margin (annualized) was 2.77% for the three months ended June 30, 2023, compared to 3.45% for the three months ended June 30, 2022.  The decrease in net interest margin was primarily due to the higher rate paid on interest-bearing liabilities which tend to be shorter in duration than our assets and re-price or reset faster than assets.
Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the second quarter of 2023, to a range of 5.00% to 5.25%. Subsequent to June 30, 2023, the FOMC increased the target range for the federal funds rate by an additional 25 basis points.
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

	Three Months Ended June 30,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,029,162	$14,098	5.48%	$875,801	$10,682	4.88%
Securities	294,076	1,810	2.46%	323,078	1,656	2.05%
FHLB stock	10,136	180	7.10%	9,781	78	3.19%
Cash and cash equivalents and other	12,646	135	4.24%	15,254	32	0.84%
Total interest-earning assets	1,346,020	16,223	4.82%	1,223,914	12,448	4.07%
Non-earning assets	43,557			41,860
Total assets	1,389,577			1,265,774

Interest-bearing liabilities:
Savings and money market accounts	288,124	1,356	1.88%	296,224	388	0.52%
Interest-bearing checking accounts	146,396	236	0.64%	169,618	111	0.26%
Certificate accounts	507,630	3,953	3.11%	360,498	776	0.86%
Borrowings	197,137	1,345	2.73%	170,264	624	1.47%
Total interest-bearing liabilities	1,139,287	6,890	2.42%	996,604	1,899	0.76%
Noninterest-bearing demand deposits	103,231			113,887
Other liabilities	13,315			8,323
Stockholders' equity	133,744			146,960
Total liabilities and stockholders' equity	1,389,577			1,265,774

Net interest income		$9,333			$10,549
Net earning assets	$206,733			$227,310

Net interest rate spread(1)			2.40%			3.31%
Net interest margin(2)			2.77%			3.45%
Average interest-earning assets to average interest-bearing liabilities	118.15%			122.81%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2023 totaled $8,000, compared to a $200,000 provision for loan and lease losses for the three months ended June 30, 2022, a $198,000 or 95.9% decrease. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the CECL methodology, and as a result the amounts are not directly comparable. Net charge-offs during the second quarter of 2023 were $215,000 compared to net charge-offs of $136,000 in the second quarter of 2022. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, stock market volatility and the Russia-Ukraine conflict.
Noninterest Income.  Noninterest income increased $2,000, or 0.1%, to $1.2 million for the quarter ended June 30, 2023, compared to the same quarter in 2022.  The increase in noninterest income resulted primarily from an increase in other income of $99,000, or 43.8%, to $325,000 and an increase in service charges on deposit accounts of $27,000, or 11.0%, to $276,000. The increase in other income was due to fees earned from our participation in a loan hedging program with a correspondent bank, along with increased wealth management income. The increase in service fees on deposit accounts during the second quarter of 2023 compared to the second quarter of 2022 was primarily due to increased early withdrawal fees. Net gains on loan and lease sales decreased $68,000, or 30.5%, to $154,000 for the quarter ended June 30, 2023 as compared to the comparable quarter in 2022. The decrease in net gains on loan and lease sales was due to increased mortgage rates causing decreased mortgage banking activity. During the three months ended June 30, 2023, the Company sold $5.8 million of loans compared to the sale of $9.9 million of loans during the three months ended June 30, 2022. Card fee income increased $11,000, or 3.8%, to $313,000 in the second quarter of 2023 from $302,000 in the second quarter of 2022 due to increased card usage. Loan and lease servicing income decreased $68,000, to $110,000 for the second quarter of 2023 compared to $178,000 for the comparable quarter in 2022 due to a recovery of $76,000 recognized in the second quarter of 2022.
Noninterest Expense.  Noninterest expense increased $178,000, or 2.5%, to $7.3 million for the three months ended June 30, 2023, from $7.2 million for the same period in 2022.  Salaries and employee benefits decreased $243,000, or 5.4%, to $4.3 million for the quarter ended June 30, 2023, from $4.5 million for the same quarter in 2022. The decrease in salaries and benefits in the second quarter of 2023 from the second quarter of 2022 was primarily due to decreased bonus expense. Data processing fees increased $254,000, or 44.7%, to $822,000 in the second quarter of 2023 compared to the same quarter of 2022, primarily due to increased software and core provider expenses. Deposit insurance expense increased $111,000, or 137.0% from the comparable quarter in 2022 primarily due to a change in the asset and deposit mix and an increase in the FDIC assessment rate in 2023.
Income Tax Expense.  Income tax expense decreased $407,000 during the three months ended June 30, 2023, compared to the same period in 2022, due to a lower level of pre-tax income.  The effective tax rate for the second quarter of 2023 was 15.0% compared to 20.2% for the same quarter a year ago. The decrease in the effective tax rate was a result of the use of a captive insurance company, which allows the Company to assume more control over insurance risks and resulted in a more tax-efficient structure.
Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022.
General. Net income for the six months ended June 30, 2023 was $5.6 million, a $907,000 or 13.9%, decrease from net income of $6.5 million for the six months ended June 30, 2022. Diluted earnings per share were $0.53 for the first six months of 2023, compared to $0.58 diluted earnings per share for the first six months of 2022. The decrease in net income was primarily the result of a $1.4 million decrease in net interest income, a $17,000 decrease in noninterest income, and a $206,000 increase in noninterest expense, partially offset by a $222,000 decrease in the provision for credit losses.
Interest Income.  Interest income increased $7.0 million, or 28.8%, to $31.4 million during the six months ended June 30, 2023, compared to $24.4 million during the six months ended June 30, 2022.  Interest income on loans and leases increased $6.3 million, or 30.3%, to $27.3 million for the six months ended June 30, 2023, from $20.9 million for the comparable period in 2022, due to a higher average balance of loans and leases and an increase in the average loan and lease yield of 56 basis points.  The average outstanding loan and lease balance was $1.0 billion for the first six months of 2023, compared to $862.9 million for the first six months of 2022.  The average yield on loans and leases was 5.42% for the six months ended June 30, 2023, compared to 4.86% for the comparable period in 2022.
Interest income on investment securities, including FHLB stock, increased $522,000, or 15.3%, to $3.9 million during the six months ended June 30, 2023, compared to the same period in 2022.  The increase in interest income on investment securities from the comparable period in 2022 was due to an increase of 62 basis points in the average yield earned on investment securities, partially offset by a decrease in the average balance of investment securities of $43.5 million. The average yield on investment securities, including FHLB stock, was 2.58% for the first half of 2023, compared to 1.95% for the first half of 2022. The average balance of investment securities, including FHLB stock, was $304.6 million for the six months ended June 30, 2023, compared to $348.1 million for the six months ended June 30, 2022.
Interest Expense. Interest expense increased $8.4 million, or 222.4%, to $12.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.  Interest expense on deposits increased $7.0 million, or 279.3%, to $9.6 million for the six months ended June 30, 2023, from the comparable period in 2022. The increase in interest expense on deposits primarily was attributable to a $111.7 million increase in average interest-bearing deposit balances and a 190 basis point increase in the average rate paid on certificate of deposit accounts to 2.78% during the six months ended June 30, 2023, from 0.88% for the comparable period in 2022. The average rate paid on interest-bearing deposits was 2.08% for the six months ended June 30, 2023, compared to 0.62% for the six months ended June 30, 2022.  The average balance of interest-bearing deposits totaled $921.7 million in the six months ended June 30, 2023, compared to $810.0 million in the comparable period in 2022. Interest expense on FHLB advances increased $1.4 million, or 108.9%, to $2.6 million in the first half of 2023 compared to $1.3 million for the same period in 2022, due to a 124 basis point increase in the average rate paid on advances to 2.67% during the six months ended June 30, 2022, from 1.43% for the comparable period in 2022, and a $21.0 million increase in the average balance of FHLB advances during the six months ended June 30, 2023 as compared to the first six months of 2022.
Net Interest Income.  Net interest income before the provision for credit losses decreased $1.4 million, or 6.8%, to $19.2 million in the first six months of 2023, compared to $20.6 million for the first six months of 2022.  This decrease was primarily due to a 63 basis point decrease in the average interest rate spread during the first six months of 2023 compared to the comparable period in 2022. Net interest margin (annualized) was 2.90% for the six months ended June 30, 2023, compared to 3.36% for the six months ended June 30, 2022. The decrease in net interest margin was primarily due to the increased rate paid on interest-bearing liabilities which tend to be shorter in duration than our assets and re-price or reset faster than assets.
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

	Six Months Ended June 30,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,006,806	$27,291	5.42%	$862,940	$20,948	4.86%
Securities	294,510	3,606	2.45%	338,289	3,242	1.92%
FHLB stock	10,087	318	6.31%	9,844	161	3.27%
Cash and cash equivalents and other	11,114	200	3.60%	16,970	39	0.46%
Total interest-earning assets	1,322,517	31,415	4.75%	1,228,043	24,390	3.97%
Non-earning assets	43,909			38,818
Total assets	1,366,426			1,266,861

Interest-bearing liabilities:
Savings and money market accounts	283,840	2,353	1.66%	280,313	725	0.52%
Interest-bearing checking accounts	149,787	425	0.57%	167,630	208	0.25%
Certificate accounts	488,034	6,792	2.78%	362,011	1,591	0.88%
Borrowings	197,823	2,641	2.67%	176,845	1,264	1.43%
Total interest-bearing liabilities	1,119,484	12,211	2.18%	986,799	3,788	0.77%
Noninterest-bearing demand deposits	100,271			112,393
Other liabilities	13,660			7,450
Stockholders' equity	133,011			160,219
Total liabilities and stockholders' equity	1,366,426			1,266,861

Net interest income		$19,204			$20,602
Net earning assets	$203,033			$241,244

Net interest rate spread(1)			2.57%			3.20%
Net interest margin(2)			2.90%			3.36%
Average interest-earning assets to average interest-bearing liabilities	118.14%			124.45%

_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2023 totaled $178,000, compared to a $400,000 provision for loan and lease losses for the six months ended June 30, 2022, a $222,000 or 55.4% decrease. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the CECL methodology, and as a result the amounts are not directly comparable. Net charge-offs during the first half of 2023 were $137,000 compared to net charge-offs of $127,000 in the first half of 2022. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, stock market volatility and the Russia-Ukraine conflict.
Noninterest Income.  Noninterest income decreased $17,000, or 0.7%, to $2.3 million for the six months ended June 30, 2023, compared to the same period in 2022.  The decrease in noninterest income resulted primarily from a $155,000, or 33.4%, decrease in net gains on loan and lease sales to $310,000 during the first half of 2023, compared to $465,000 during the first half of 2022. The decrease in net gains on loan and lease sales was due to increased mortgage rates causing decreased mortgage banking activity. During the six months ended June 30, 2023, the Company sold $11.3 million of loans compared to the sale of $20.5 million of loans during the six months ended June 30, 2022. Card fee income increased $21,000, or 3.6%, to $601,000 in the first half of 2023 from $580,000 in the first half of 2022 due to increased debit card usage. Loan and lease servicing income increased $24,000, or 11.5%, to $230,000 for the first half of 2023 compared to $206,000 for the comparable period in 2022. Service fees on deposit accounts increased $74,000, or 15.3%, to $557,000 for the six months ended June 30, 2023, compared to $483,000 for the six months ended June 30, 2022. The increase in service fees on deposit accounts during the first half of 2023 compared to the first half of 2022 was primarily the result of increased early withdrawal fees.
Noninterest Expense.  Noninterest expense increased $206,000, or 1.4%, to $14.7 million for the six months ended June 30, 2023, from $14.5 million for the same period in 2022.  Salaries and employee benefits decreased $452,000, or 5.0%, to $8.5 million for the six months ended June 30, 2023, compared to the same period in 2022 primarily due to decreased bonus expense. Data processing fees increased $432,000, or 35.2%, to $1.7 million in the first six months of 2023 compared to the same period of 2022, primarily due to increased software and core provider expenses. Deposit insurance expense increased $198,000, or 122.2%, to $360,000 in the first six months of 2023 compared to the same period of 2022, primarily due to a change in the asset and deposit mix and a higher FDIC assessment rate during 2023. Other expenses increased $119,000, or 6.8%, to $1.9 million in the first half of 2023 compared to the same period of 2022 primarily due to increased expenses related to brokered deposits and employee related expenses.
Income Tax Expense.  Income tax expense decreased $492,000 during the six months ended June 30, 2023, compared to the same period in 2022 due to a lower level of pre-tax income.  The effective tax rate for the first half of 2023 was 15.3%, compared to 18.7% for the first half of 2022. The decrease in the effective tax rate was the result of the use of a captive insurance company, which allows the Company to assume more control over insurance risks and resulted in a more tax-efficient structure.

Capital and Liquidity
Capital. Shareholders' equity totaled $130.8 million at June 30, 2023 and $133.0 million at December 31, 2022. In addition to net income of $5.6 million, other sources of capital during the first six months of 2023 included other comprehensive income, net of tax, of $1.6 million, $311,000 related to the allocation of ESOP shares during the year and $763,000 related to stock-based compensation. Uses of capital during the first six months of 2023 included $3.0 million of dividends paid on common stock, $3.6 million of stock repurchases, and $3.8 million due to the one-time adjustment to retained earnings for the adoption of CECL. The increase in the accumulated other comprehensive income/loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities.
We paid a regular quarterly dividend of $0.14 per common share during the first half of 2023, and regular quarterly dividends of $0.10 per common share during 2022. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2023 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at June 30, 2023.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company’s issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. As of June 30, 2023, the Company had approximately 1,108,157 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.
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
Our liquid assets in the form of cash and cash equivalents, interest earning time deposits and investments available-for-sale totaled $299.3 million at June 30, 2023. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023 totaled $350.8 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of June 30, 2023, we had approximately $5.8 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2023, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $51.6 million. Furthermore, at June 30, 2023, we had approximately $119.9 million in securities that were unencumbered by a pledge and could be used to support additional borrowings of up to $116.9 million through repurchase agreements or the Federal Reserve discount window, as needed. As of June 30, 2023, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2023 was $6.4 million, compared to $10.0 million provided by operating activities for the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash used in investing activities was $78.6 million, which consisted primarily of net change in loans receivable, compared to $52.5 million of cash used in investing activities for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 was $73.8 million, which was comprised primarily of net change in borrowings, compared to $33.9 million provided by financing activities during the six months ended June 30, 2022. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At June 30, 2023, Richmond Mutual Bancorporation, on an unconsolidated basis, had $18.6 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2023, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2023
Total risk-based capital (to risk weighted assets)	$169,748	14.0%	$96,835	8.0%	$121,043	10.0%
Tier 1 risk-based capital (to risk weighted assets)	154,589	12.8	72,626	6.0	96,835	8.0
Common equity tier 1 capital (to risk weighted assets)	154,589	12.8	54,470	4.5	78,678	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	154,589	10.8	57,202	4.0	71,503	5.0

As of December 31, 2022
Total risk-based capital (to risk weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%
Tier 1 risk-based capital (to risk weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0
Common equity tier 1 capital (to risk weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	152,391	11.2	54,421	4.0	68,026	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2023, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2023, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2022 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company’s issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	95,791	$10.06	95,791	1,249,438
May 1, 2023 - May 31, 2023	95,047	9.95	95,047	1,154,391
June 1, 2023 - June 30, 2023	46,234	11.27	46,234	1,108,157
	237,072	$10.26	237,072

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 10, 2023	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Bradley M. Glover
Bradley M. Glover
Acting CFO
(Principal Financial and Accounting Officer)