Form 10-Q
period 2023-09-30
Richmond Mutual Bancorporation, Inc.
filed 2023-11-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,244,669 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 13, 2023.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$9,002,604	$7,782,348
Interest-earning demand deposits	11,649,837	8,139,745
Cash and cash equivalents	20,652,441	15,922,093
Interest-earning time deposits	245,000	490,000
Investment securities - available for sale	264,228,841	284,899,665
Investment securities - held to maturity	5,134,112	6,672,233
Loans held for sale	568,250	473,700
Loans and leases, net of allowance for credit losses of $15,495,975 and $12,413,035, respectively	1,066,892,390	961,690,677
Premises and equipment, net	13,341,928	13,668,496
Federal Home Loan Bank stock	11,297,100	9,947,300
Interest receivable	5,315,687	4,710,481
Mortgage-servicing rights	1,965,479	2,011,889
Cash surrender value of life insurance	3,742,245	3,674,499
Other assets	29,529,562	24,459,108

Total assets	$1,422,913,035	$1,328,620,141

Liabilities
Noninterest-bearing deposits	115,632,216	106,414,812
Interest-bearing deposits	938,276,593	898,845,958
Total deposits	1,053,908,809	1,005,260,770
Federal Home Loan Bank advances	238,000,000	180,000,000
Advances by borrowers for taxes and insurance	668,318	560,196
Interest payable	3,672,897	1,369,351
Other liabilities	8,031,116	8,451,521
Total liabilities	1,304,281,140	1,195,641,838

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,300,075 shares and 11,784,246 shares at September 30, 2023 and December 31, 2022, respectively	113,001	117,842
Additional paid-in capital	101,883,204	106,088,897
Retained earnings	88,001,390	88,715,782
Unearned employee stock ownership plan (ESOP)	(11,641,555)	(12,193,043)
Accumulated other comprehensive loss	(59,724,145)	(49,751,175)
Total stockholders' equity	118,631,895	132,978,303

Total liabilities and stockholders' equity	$1,422,913,035	$1,328,620,141
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Loans and leases	$15,270,405	$11,302,066	$42,561,814	$32,250,396
Investment securities	2,040,973	1,832,459	5,965,374	5,234,954
Other	102,152	35,588	301,728	74,696
Total interest income	17,413,530	13,170,113	48,828,916	37,560,046
Interest Expense
Deposits	6,317,915	1,798,748	15,888,485	4,322,229
Borrowings	1,968,247	858,592	4,609,001	2,122,778
Total interest expense	8,286,162	2,657,340	20,497,486	6,445,007
Net Interest Income	9,127,368	10,512,773	28,331,430	31,115,039
Provision for credit losses	49,700	200,000	228,016	600,000
Net Interest Income After Provision for Credit Losses	9,077,668	10,312,773	28,103,414	30,515,039
Noninterest Income
Service charges on deposit accounts	274,653	259,948	831,431	742,905
Card fee income	303,815	298,191	904,539	877,974
Loan and lease servicing fees	111,480	235,973	341,195	441,912
Net gains on loan and lease sales	89,510	116,155	399,111	580,919
Other income	377,660	273,376	955,688	830,924
Total noninterest income	1,157,118	1,183,643	3,431,964	3,474,634
Noninterest Expenses
Salaries and employee benefits	4,377,159	4,710,284	12,891,376	13,676,443
Net occupancy expenses	337,348	336,270	1,005,142	1,047,582
Equipment expenses	275,318	317,814	872,852	951,781
Data processing fees	853,791	743,526	2,512,242	1,970,350
Deposit insurance expense	280,000	86,000	640,000	248,000
Printing and office supplies	49,825	45,155	122,404	140,222
Legal and professional fees	528,045	376,323	1,195,520	1,059,685
Advertising expense	94,707	85,050	261,179	281,045
Bank service charges	50,268	42,495	153,683	103,253
Real estate owned expense	12,112	14,248	35,935	22,534
Other expenses	1,153,819	965,508	3,019,254	2,712,418
Total noninterest expenses	8,012,392	7,722,673	22,709,587	22,213,313
Income Before Income Tax Expense	2,222,394	3,773,743	8,825,791	11,776,360
Provision for income taxes	273,637	615,515	1,280,861	2,115,198
Net Income	$1,948,757	$3,158,228	$7,544,930	$9,661,162
Earnings Per Share
Basic	$0.19	$0.30	$0.72	$0.89
Diluted	$0.19	$0.29	$0.72	$0.87
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Income	$1,948,757	$3,158,228	$7,544,930	$9,661,162

Other Comprehensive Loss
Unrealized loss on available-for-sale securities, net of tax of $(3,063,330), $(4,245,908), $(2,651,043), and $(14,353,958), respectively.	(11,523,955)	(15,972,703)	(9,972,970)	(53,998,222)
	(11,523,955)	(15,972,703)	(9,972,970)	(53,998,222)

Comprehensive Loss	$(9,575,198)	$(12,814,475)	$(2,428,040)	$(44,337,060)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$87,523,266	$(11,825,384)	$(48,200,190)	$130,829,047
Net income	—	—	—	1,948,757	—	—	1,948,757
Other comprehensive loss	—	—	—	—	—	(11,523,955)	(11,523,955)
ESOP shares earned	—	—	(29,955)	—	183,829	—	153,874
Stock based compensation	—	—	386,768	—	—	—	386,768
Common stock dividends ($0.14 per share)	—	—	—	(1,470,633)	—	—	(1,470,633)
Repurchase of common stock	(148,546)	(1,485)	(1,690,478)	—	—	—	(1,691,963)
Balances, September 30, 2023	11,300,075	$113,001	$101,883,204	$88,001,390	$(11,641,555)	$(59,724,145)	$118,631,895

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,715,782	$(12,193,043)	$(49,751,175)	$132,978,303
Net income	—	—	—	7,544,930	—	—	7,544,930
Other comprehensive income	—	—	—	—	—	(9,972,970)	(9,972,970)
ESOP shares earned	—	—	(86,153)	—	551,488	—	465,335
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Stock based compensation	—	—	1,149,789	—	—	—	1,149,789
Common stock dividends ($0.42 per share)	—	—	—	(4,474,154)	—	—	(4,474,154)
Repurchase of common stock	(484,171)	(4,841)	(5,269,329)	—	—	—	(5,274,170)
Balances, September 30, 2023	11,300,075	$113,001	$101,883,204	$88,001,390	$(11,641,555)	$(59,724,145)	$118,631,895

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2022	11,848,113	$118,481	$106,200,912	$84,423,594	$(12,560,701)	$(39,237,530)	$138,944,756
Net income	—	—	—	3,158,228	—	—	3,158,228
Other comprehensive loss	—	—	—	—	—	(15,972,703)	(15,972,703)
ESOP shares earned	—	—	3,986	—	183,829	—	187,815
Stock based compensation	—	—	387,840	—	—	—	387,840
Common stock dividends ($0.10 per share)	—	—	—	(1,086,112)	—	—	(1,086,112)
Repurchase of common stock	(45,689)	(457)	(647,012)	—	—	—	(647,469)
Balances, September 30, 2022	11,802,424	$118,024	$105,945,726	$86,495,710	$(12,376,872)	$(55,210,233)	$124,972,355

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$80,157,893	$(12,928,359)	$(1,212,011)	$180,481,335
Net income	—	—	—	9,661,162	—	—	9,661,162
Other comprehensive loss	—	—	—	—	—	(53,998,222)	(53,998,222)
ESOP shares earned	—	—	70,053	—	551,487	—	621,540
Stock based compensation	—	—	1,150,898	—	—	—	1,150,898
Common stock dividends ($0.30 per share)	—	—	—	(3,323,345)	—	—	(3,323,345)
Repurchase of common stock	(597,771)	(5,978)	(9,615,035)	—	—	—	(9,621,013)
Balances, September 30, 2022	11,802,424	$118,024	$105,945,726	$86,495,710	$(12,376,872)	$(55,210,233)	$124,972,355

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$7,544,930	$9,661,162
Items not requiring (providing) cash
Provision for credit losses	228,016	600,000
Depreciation and amortization	752,056	798,950
Deferred income tax	(26,656)	(191,231)
Stock based compensation	1,149,789	1,150,898
Investment securities amortization, net	854,478	1,209,698
Net gains on loan and lease sales	(399,111)	(580,919)
(Gain) Loss on sale of real estate owned	(698)	847
Gain on sale of premises and equipment	(1,800)	—
Accretion of loan origination fees	(771,833)	(1,276,232)
Amortization of mortgage-servicing rights	161,024	177,063
ESOP shares expense	465,335	621,540
Increase in cash surrender value of life insurance	(67,746)	(32,905)
Loans originated for sale	(15,524,749)	(26,627,670)
Proceeds on loans sold	15,619,299	26,148,170
Net change in
Interest receivable	(605,206)	232,231
Other assets	(560,748)	1,762,400
Other liabilities	(2,794,381)	523,197
Interest payable	2,303,546	418,152
Net cash provided by operating activities	8,325,545	14,595,351

Investing Activities
Net change in interest-bearing time deposits	245,000	—
Purchases of securities available for sale	(9,555,258)	(19,441,154)
Proceeds from maturities and paydowns of securities available for sale	16,751,355	27,668,608
Proceeds from maturities and paydowns of securities held to maturity	1,534,358	1,672,451
Net change in loans	(108,229,672)	(80,718,636)
Proceeds from sales of real estate owned	424,671	84,652
Purchases of premises and equipment	(425,488)	(227,506)
Proceeds from sale of premises and equipment	1,800	—
(Purchase) Proceeds from sale of FHLB stock	(1,349,800)	90,100
Net cash used in investing activities	(100,603,034)	(70,871,485)

Financing Activities
Net change in
Demand and savings deposits	(33,185,130)	18,906,312
Certificates of deposit	81,833,169	39,558,641
Advances by borrowers for taxes and insurance	108,122	68,955
Proceeds from FHLB advances	481,500,000	207,000,000
Repayment of FHLB advances	(423,500,000)	(200,000,000)
Repurchase of common stock	(5,274,170)	(9,621,013)
Dividends paid	(4,474,154)	(3,323,345)
Net cash provided by financing activities	97,007,837	52,589,550

Net Change in Cash and Cash Equivalents	4,730,348	(3,686,584)
Cash and Cash Equivalents, Beginning of Period	15,922,093	23,038,145
Cash and Cash Equivalents, End of Period	$20,652,441	$19,351,561
Additional Cash Flows and Supplementary Information
Interest paid	$18,193,940	$6,026,855
Transfers from loans to other real estate owned	1,002,981	126,000
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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
Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,295	$—	$44	$3,251
SBA Pools	5,643	—	712	4,931
Federal agencies	15,000	—	2,501	12,499
State and municipal obligations	168,862	—	42,407	126,455
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	135,531	—	27,173	108,358
Corporate obligations	11,500	—	2,765	8,735
	339,831	—	75,602	264,229
Held to maturity
State and municipal obligations	5,134	9	252	4,891
	5,134	9	252	4,891

Total investment securities	$344,965	$9	$75,854	$269,120

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,487	$—	$27	$3,460
SBA Pools	6,768	1	634	6,135
Federal agencies	15,000	—	2,352	12,648
State and municipal obligations	171,495	4	34,457	137,042
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	139,626	—	23,644	115,982
Corporate obligations	11,500	—	1,867	9,633
	347,876	5	62,981	284,900
Held to maturity
State and municipal obligations	6,672	17	112	6,577
	6,672	17	112	6,577

Total investment securities	$354,548	$22	$63,093	$291,477
The amortized cost and fair value of investment securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$5,087	$5,017	$631	$619
One to five years	20,113	18,017	2,997	2,884
Five to ten years	38,291	32,522	796	775
After ten years	140,809	100,315	710	613
	204,300	155,871	5,134	4,891
Mortgage-backed securities –GSE residential	135,531	108,358	—	—

Totals	$339,831	$264,229	$5,134	$4,891
Investment securities with a carrying value of $155,982,000 and $134,302,000 were pledged at September 30, 2023 and December 31, 2022, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three and nine months ended September 30, 2023 and 2022.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2023 and December 31, 2022 was $268,401,000 and $288,846,000, respectively, which is approximately 100% and 99% of the Company’s aggregated available-for-sale and held-to-maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available-for-sale securities with unrealized losses to be experiencing credit losses at September 30, 2023. Management considers it more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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

The Company monitors the credit quality of securities held to maturity through the use of credit ratings quarterly. As of September 30, 2023, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of September 30, 2023:

State and municipal obligations

AA+	$734
AA	690
AA-	585
A+	814
BBB+	81
Not rated	2,230

$5,134
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

Description of Securities	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury Securities	$3,251	$44	$—	$—	$3,251	$44
SBA Pools	—	—	4,506	712	4,506	712
Federal agencies	—	—	12,499	2,501	12,499	2,501
State and municipal obligations	3,456	145	122,999	42,262	126,455	42,407
Mortgage-backed securities - GSE residential	5,811	240	102,547	26,933	108,358	27,173
Corporate obligations	—	—	8,735	2,765	8,735	2,765
Total available-for-sale	12,518	429	251,286	75,173	263,804	75,602

Held-to-maturity
State and municipal obligations	2,178	78	2,419	174	4,597	252

Total impaired securities	$14,696	$507	$253,705	$75,347	$268,401	$75,854

Description of Securities	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. Treasury securities	$3,460	$27	$—	$—	$3,460	$27
SBA Pools	1,237	145	4,234	489	5,471	634
Federal agencies	—	—	12,648	2,352	12,648	2,352
State and municipal obligations	76,986	11,825	59,257	22,632	136,243	34,457
Mortgage-backed securities - GSE residential	32,446	3,440	83,537	20,204	115,983	23,644
Corporate obligations	7,044	1,456	2,589	411	9,633	1,867
Total available-for-sale	121,173	16,893	162,265	46,088	283,438	62,981

Held-to-maturity
State and municipal obligations	4,995	108	413	4	5,408	112

Total impaired securities	$126,168	$17,001	$162,678	$46,092	$288,846	$63,093
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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Commercial mortgage	$345,714	$298,087
Commercial and industrial	111,450	100,420
Construction and development	140,651	139,923
Multi-family	135,409	124,914
Residential mortgage	160,488	146,129
Home equity lines of credit	10,776	11,010
Direct financing leases	154,520	133,469
Consumer	24,176	21,048
	1,083,184	975,000
Less
Allowance for credit losses on loans and leases	15,496	12,413
Deferred loan fees	796	896

	$1,066,892	$961,691
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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of September 30, 2023 and rating category as of December 31, 2022:

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of September 30, 2023:
Commercial mortgage
Pass	$29,817	$82,657	$70,570	$38,397	$46,265	$64,276	$12,326	$344,308
Substandard	—	—	—	—	—	1,406	—	1,406
Total Commercial mortgage	29,817	82,657	70,570	38,397	46,265	65,682	12,326	345,714
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	31,311	12,682	13,998	5,493	1,856	10,586	29,706	105,632
Substandard	—	26	109	20	—	873	4,790	5,818
Total Commercial and industrial	31,311	12,708	14,107	5,513	1,856	11,459	34,496	111,450
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	19,024	49,700	26,536	70	116	920	39,385	135,751
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	19,024	49,700	26,536	70	5,016	920	39,385	140,651
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	3,853	38,772	34,357	6,429	7,356	18,547	26,095	135,409
Total Multi-family	3,853	38,772	34,357	6,429	7,356	18,547	26,095	135,409
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	26,491	32,380	35,722	17,940	9,284	37,092	83	158,992
Substandard	—	—	—	—	149	1,347	—	1,496
Total Residential mortgage	26,491	32,380	35,722	17,940	9,433	38,439	83	160,488
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	287	—	—	—	10,451	10,738
Substandard	—	—	—	—	—	—	38	38
Total Home equity lines of credit	—	—	287	—	—	—	10,489	10,776
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	61,984	46,337	28,566	12,392	4,178	818	—	154,275
Substandard	—	127	26	89	—	—	—	242
Doubtful	—	—	—	—	3	—	—	3
Total Direct financing leases	61,984	46,464	28,592	12,481	4,181	818	—	154,520
Current period gross charge-offs	16	113	386	66	—	1	—	582
Consumer
Pass	9,194	9,039	4,197	952	458	313	—	24,153
Substandard	—	—	5	2	6	10	—	23
Total Consumer	9,194	9,039	4,202	954	464	323	—	24,176
Current period gross charge-offs	25	45	53	22	2	—	—	147

Total Loans and Leases	$181,674	$271,720	$214,373	$81,784	$74,571	$136,188	$122,874	$1,083,184
Total current period gross charge-offs	$41	$216	$439	$88	$2	$1	$—	$787

For the three months ended September 30, 2023, the Company did not have any revolving loans convert to term loans.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

As of December 31, 2022:
Commercial mortgage	$296,253	$1,277	$557	$—	$—	$298,087
Commercial and industrial	92,620	2,605	5,195	—	—	100,420
Construction and development	135,023	—	4,900	—	—	139,923
Multi-family	124,914	—	—	—	—	124,914
Residential mortgage	144,190	—	1,939	—	—	146,129
Home equity	10,958	—	52	—	—	11,010
Direct financing leases	133,254	152	34	29	—	133,469
Consumer	21,015	—	33	—	—	21,048
Total	$958,227	$4,034	$12,710	$29	$—	$975,000

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$179	$—	$—	$179	$345,535	$345,714	$—
Commercial and industrial	—	—	—	—	111,450	111,450	—
Construction and development	—	—	4,900	4,900	135,751	140,651	—
Multi-family	—	—	—	—	135,409	135,409	—
Residential mortgage	167	206	1,496	1,869	158,619	160,488	1,388
Home equity	2	—	25	27	10,749	10,776	25
Direct financing leases	633	190	209	1,032	153,488	154,520	209
Consumer	259	134	22	415	23,761	24,176	22

Totals	$1,240	$530	$6,652	$8,422	$1,074,762	$1,083,184	$1,644

	December 31, 2022
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$26	$—	$—	$26	$298,061	$298,087	$—
Commercial and industrial	—	—	2,202	2,202	98,218	100,420	1,285
Construction and development	—	—	4,900	4,900	135,023	139,923	—
Multi-family	—	—	—	—	124,914	124,914	—
Residential mortgage	272	129	1,938	2,339	143,790	146,129	1,825
Home equity	—	—	30	30	10,980	11,010	30
Direct financing leases	204	25	—	229	133,240	133,469	—
Consumer	171	59	33	263	20,785	21,048	33

Totals	$673	$213	$9,103	$9,989	$965,011	$975,000	$3,173

The following table presents information on the Company’s nonaccrual loans and leases at September 30, 2023, and at December 31, 2022:

	September 30, 2023		December 31, 2022
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases

Commercial and industrial	$1,305	$1,263	$961
Construction	4,900	—	4,900
Residential mortgage	107	107	113
Direct financing leases	3	3	29
Total nonaccrual loans and leases	$6,315	$1,373	$6,003

During the three and nine months ended September 30, 2023, the Company recognized $12,000 and $15,000, respectively, of interest income on nonaccrual loans and leases.

The following table presents the Company's amortized cost basis of collateral dependent loans, which are individually analyzed to determine expected credit losses:

	September 30, 2023
	Amortized Cost Basis	Allowance on Collateral Dependent Loans

Commercial mortgage	$2,239	$—
Commercial and industrial	4,919	—
Construction	4,900	750
Residential mortgage	158	—
Total	$12,216	$750

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan. If a determination is made that a modified loan has been deemed uncollectible, the loan (or portion of the loan) is charged-off, reducing the amortized cost basis of the loan and adjusting the allowance for credit losses. During the three months ended September 30, 2023, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three and nine months ended September 30, 2023 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
During the three and nine months ended September 30, 2022, there were no newly classified TDRs. For the three and nine months ended September 30, 2022, the Company recorded no charge-offs related to TDRs. As of December 31, 2022, TDRs had a related allowance of $0. During the three and nine months ended September 30, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
Other Real Estate Owned

At September 30, 2023 and December 31, 2022, the balance of real estate owned included $636,000 and $57,000, respectively, of foreclosed real estate properties recorded as a result of obtaining physical possession of the property.  At September 30, 2023 and December 31, 2022, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $383,000 and $1,071,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	September 30, 2023	December 31, 2022

Total minimum lease payments to be received	$174,318	$147,520
Initial direct costs	9,790	8,058
	184,108	155,578
Less: Unearned income	(29,588)	(22,109)

Net investment in direct finance leases	$154,520	$133,469

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2023:

Remainder of 2023	$17,006
2024	59,545
2025	45,447
2026	30,731
2027	16,849
Thereafter	4,740

$174,318

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

The following tables summarize changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2023:

	Balances, June 30, 2023	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, September 30, 2023

Commercial mortgage	$4,963	$215	$—	$—	$5,178
Commercial and industrial	1,623	(307)	(58)	18	1,276
Construction and development	2,966	278	—	—	3,244
Multi-family	1,981	(37)	—	—	1,944
Residential mortgage	1,623	(11)	—	11	1,623
Home equity	102	(2)	—	—	100
Direct financing leases	1,814	184	(216)	10	1,792
Consumer	319	84	(79)	15	339
Total	$15,391	$404	$(353)	$54	$15,496

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, September 30, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$784	$—	$13	$5,178
Commercial and industrial	1,291	360	1,651	(358)	(58)	41	1,276
Construction and development	2,855	784	3,639	(395)	—	—	3,244
Multi-family	1,955	(99)	1,856	88	—	—	1,944
Residential mortgage	76	1,439	1,515	75	—	33	1,623
Home equity	23	89	112	(12)	—	—	100
Direct financing leases	1,196	422	1,618	537	(582)	219	1,792
Consumer	241	64	305	136	(147)	45	339
Total	$12,413	$2,664	$15,077	$855	$(787)	$351	$15,496

During the third quarter of 2023, the allowance for credit losses on loans and leases increased from $15.4 million at June 30, 2023, to $15.5 million at September 30, 2023. The increase was attributable to additional provisions totaling $404,000 during the third quarter of 2023, partially offset by net charge-offs of $299,000. Multiple loan categories experienced loan growth, while a few declined slightly. The commercial mortgage portfolio increased due to commercial construction loans being completed and termed out to permanent financing. The construction and development category increased as loans under construction were funded during the construction process, increasing the total balance in this segment. Consumer loans increased in both outstanding balance and allowance. Commercial and industrial loans and multi-family loans decreased in outstanding balances, contributing to a decrease in the allowance of those respective portfolios.

•Commercial Mortgage – allowance increased due to loan balances increasing $4.2 million, owner-occupied and nonowner-occupied.
•Commercial & Industrial – allowance decreased due to loan balances decreasing $2.7 million, with net charge-offs totaling $40,000.
•Construction & Development – allowance increased due to loan balances increasing $23.6 million.
•Multi-Family – allowance decreased due to loan balances decreasing $6.1 million.
•Residential Mortgage – no change to allowance.
•Home Equity – allowance decreased slightly, while balances increased $284,000.
•Direct Financing Leases – allowance decreased while balances increased $2.3 million, due to a lower calculated reserve percentage. Net charge-offs totaled $206,000.

•Consumer – allowance increased slightly due to loan balances increasing $1.5 million with net charge-offs totaling $64,000.

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

As of September 30, 2023, the most significant economic factors continuing to affect the Company's loan portfolio are persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, increased geopolitical risk, and stock market volatility. These key factors are impacting and will continue to adversely impact the Company’s loan and lease portfolio for the remainder of 2023 and potentially into 2024.

Also, recent market liquidity events continue to add unpredictability into the economic environment and the potential for tighter credit conditions could impact economic conditions in the future.

The Company remains committed to three growth market regions: Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans Their respective forecasts are described below:

•Columbus, Ohio – This market region is forecasting estimated job growth to be lower for the remainder of 2023, however job growth is expected to exceed the national average and most other market region averages. Although the forecasted unemployment rate for the region has slightly increased, the region still remains slightly below the national unemployment rate estimate.
•Dayton/Springfield, Ohio – The economic outlook for this market region remains positive, however flatter than the prior quarter. Although concerns about a potential recession are still present, the region continues to reflect one of the lowest unemployment rates in the state, just above the Columbus market region.
•Indianapolis, Indiana – This market region forecasts minimal economic growth for the remainder of 2023. The forecast estimates have been lowered primarily due to inflation, rising interest rates, and unemployment forecasts which are impacting economic growth.

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

The following table summarizes changes in the allowance for loan and lease losses under the Incurred Loss Method by segment for the three and nine months ended September 30, 2022:

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

The following table presents the Company’s average investment in impaired loans and leases, and interest income recognized for the three and nine months ended September 30, 2022 under the incurred loss method:

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

The following table details activity in the allowance for credit losses on unfunded commitments during the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023

Balance, June 30, 2023	$2,101
Recovery of provision for credit losses	(354)
Balance, September 30, 2023	$1,747

Nine Months Ended September 30, 2023

Balance, December 31, 2022	$—
Impact of adopting ASC 326	2,374
Recovery of provision for credit losses	(627)
Balance, September 30, 2023	$1,747

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2023
Available-for-sale securities
U.S. Treasury securities	$3,251	$3,251	$—	$—
SBA Pools	4,931	—	4,931	—
Federal agencies	12,499	—	12,499	—
State and municipal obligations	126,455	—	126,455	—
Mortgage-backed securities - GSE residential	108,358	—	108,358	—
Corporate obligations	8,735	—	8,735	—
	$264,229	$3,251	$260,978	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2022
Available-for-sale securities
U.S. Treasury securities	$3,460	$3,460	$—	$—
SBA Pools	6,135	—	6,135	—
Federal agencies	12,648	—	12,648	—
State and municipal obligations	137,042	—	137,042	—
Mortgage-backed securities - GSE residential	115,982	—	115,982	—
Corporate obligations	9,633	—	9,633	—
	$284,900	$3,460	$281,440	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2023.
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

Nonrecurring Measurements
The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022. As of September 30, 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.

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
Unobservable (Level 3) Inputs
The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022. As of September 30, 2023, there were no assets measured at fair value on a nonrecurring basis.

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Impaired loans, collateral-dependent	$314	Appraisal	Marketability discount	0 - 42%
Mortgage-servicing rights	$2,012	Discounted cash flow	Discount rate	10%
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Financial assets
Cash and cash equivalents	$20,652	$20,652	$—	$—
Interest-earning time deposits	245	—	244	—
Available-for-sale securities	264,229	3,251	260,978	—
Held-to-maturity securities	5,134	—	4,891	—
Loans held for sale	568	—	—	528
Loans and leases receivable, net	1,066,892	—	—	954,857
FHLB stock	11,297	—	11,297	—
Interest receivable	5,316	—	5,316	—
Financial liabilities
Deposits	1,053,909	—	1,047,892	—
FHLB advances	238,000	—	231,871	—
Interest payable	3,673	—	3,673	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets
Cash and cash equivalents	$15,922	$15,922	$—	$—
Interest-earning time deposits	490	—	490	—
Available-for-sale securities	284,900	3,460	281,440	—
Held-to-maturity securities	6,672	—	6,577	—
Loans held for sale	474	—	—	433
Loans and leases receivable, net	961,691	—	—	883,169
Federal Reserve and FHLB stock	9,947	—	9,947	—
Interest receivable	4,710	—	4,710	—
Financial liabilities
Deposits	1,005,261	—	996,375	—
FHLB advances	180,000	—	174,426	—
Interest payable	1,369	—	1,369	—

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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022

Net income	$1,949	$3,158
Shares outstanding for Basic EPS:
Average shares outstanding	11,403,229	11,823,889
Less: average restricted stock award shares not vested	174,192	261,291
Less: average unearned ESOP Shares	870,048	924,154
Shares outstanding for Basic EPS	10,358,989	10,638,444

Additional Dilutive Shares	23,170	197,173

Shares outstanding for Diluted EPS	10,382,159	10,835,617

Basic Earnings Per Share	$0.19	$0.30
Diluted Earnings Per Share	$0.19	$0.29

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net income	$7,545	$9,661
Shares outstanding for Basic EPS:
Average shares outstanding	11,568,149	12,071,247
Less: average restricted stock award shares not vested	231,620	318,722
Less: average unearned ESOP Shares	883,474	937,580
Shares outstanding for Basic EPS	10,453,055	10,814,945

Additional Dilutive Shares	61,018	331,684

Shares outstanding for Diluted EPS	10,514,073	11,146,629

Basic Earnings Per Share	$0.72	$0.89
Diluted Earnings Per Share	$0.72	$0.87

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $93,000, $196,000, $62,000 and $170,000 for the three and nine months ended September 30, 2023 and 2022, respectively.
Employee Stock Ownership Plan

As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $11,641,555 and $12,193,043 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at September 30, 2023 and December 31, 2022, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three and nine months ended September 30, 2023 and 2022 was approximately $154,000, $465,000, $188,000, and $622,000, respectively.

	September 30, 2023	December 31, 2022

Earned ESOP shares	225,462	184,882
Unearned ESOP shares	856,668	897,248
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$11.15	$13.01
Fair value of earned shares (in thousands)	$2,514	$2,405
Fair value of unearned shares (in thousands)	$9,552	$11,673

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
The following table summarizes the restricted stock activity in the 2020 EIP during the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	261,291	$10.56
Granted	—	—
Vested	(87,099)	10.56
Forfeited	—	—
Non-vested, September 30, 2023	174,192	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three and nine months ended September 30, 2023 was $231,000 and $687,000, and the related tax benefit recognized was $49,000 and $144,000, respectively. As of September 30, 2023, unrecognized compensation expense related to restricted stock awards was $1.6 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the nine months ended September 30, 2023.

	Nine Months Ended September 30, 2023
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, September 30, 2023	1,050,961	10.56
Exercisable at end of period	625,737	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of September 30, 2023 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	637,841	$2.91
Vested	(212,617)	2.91
Granted	—	—
Forfeited	—	—
Non-vested, September 30, 2023	425,224	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and nine months ended September 30, 2023 was $156,000 and $462,000, and the related tax benefit recognized was $17,000 and

$51,000, respectively. As of September 30, 2023, unrecognized compensation expense related to the stock option awards was $1.1 million.

Note 8: Subsequent Event
Subsequent to September 30, 2023 through November 13, 2023, the Company purchased 55,406 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 904,205 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2023, and the consolidated results of operations for the three and nine month periods ended September 30, 2023, compared to the same periods in 2022, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•potential adverse impacts to economic conditions in the Company's local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession, or slowed economic growth;
•changes in the interest rate environment, including the recent increases in the Board of Governors of the Federal Reserve System (the "Federal Reserve") benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the effects of any federal government shutdown;
•general economic conditions, either nationally or in our market areas, which are worse than expected;

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
•our ability to attract and retain key employees;
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
Overview
The Company, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, First Bank Richmond. Substantially all of the Company's business is conducted through First Bank Richmond. The Company is regulated by the Federal Reserve and the Indiana Department of Financial Institutions ("IDFI"). The Company's corporate office is located at 31 North 9th Street, Richmond, Indiana, and its telephone number is (765) 962-2581.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $152.4 million at September 30, 2023.
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
At September 30, 2023, on a consolidated basis, we had $1.4 billion in assets, $1.1 billion in loans and leases, net of allowance, $1.1 billion in deposits and $118.6 million in stockholders’ equity.  At September 30, 2023, First Bank Richmond’s total risk-based capital ratio was 13.7%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2023, net income was $7.5 million, compared with net income of $9.7 million for the nine months ended September 30, 2022.
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
There have been no significant changes during the nine months ended September 30, 2023 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, with the exception of the adoption on January 1, 2023 of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), commonly referred to as Current Expected Credit Loss, or CECL, as discussed below.
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
Comparison of Financial Condition at September 30, 2023 and December 31, 2022
General.  Total assets increased $94.3 million, or 7.1%, to $1.4 billion at September 30, 2023 from December 31, 2022. The increase was primarily the result of an $105.2 million, or 10.9%, increase in loans and leases, net of allowance for credit losses, to $1.1 billion at September 30, 2023, partially offset by a decrease of $22.2 million, or 7.6%, in investment securities to $269.4 million at September 30, 2023.

Investment Securities. Investment securities available-for-sale decreased $20.7 million, or 7.3%, to $264.2 million, while investment securities held-to-maturity decreased $1.5 million, or 23.1%, to $5.1 million at September 30, 2023, compared to December 31, 2022. The decrease in investment securities available-for-sale was primarily due to a $12.6 million mark-to-market adjustment on the investment portfolio, as well as maturities and principal repayments on investment securities exceeding purchases on new securities. The decrease in investment securities held-to-maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $105.2 million, or 10.9%, to $1.1 billion at September 30, 2023 from $961.7 million at December 31, 2022.  The increase in loans and leases was attributable to an increase in commercial real estate loans, direct financing leases and residential mortgage loans of $47.6 million, $21.1 million and $14.4 million, respectively. At September 30, 2023, loans held for sale totaled $568,000, compared to $474,000 at December 31, 2022.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $8.0 million or 0.74% of total loans and leases at September 30, 2023, compared to $9.2 million or 0.94% of total loans and leases at December 31, 2022. Accruing loans and leases past due 90 days or more totaled $1.6 million at September 30, 2023, compared to $3.2 million at December 31, 2022.
Allowance for Credit Losses. On January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. The allowance for credit losses on loans and leases totaled $15.5 million, or 1.43% of total loans and leases outstanding at September 30, 2023. At December 31, 2022, prior to the adoption of CECL, the allowance for loan and lease losses totaled $12.4 million, or 1.27% of total loans and leases outstanding. Additionally, as a part of CECL adoption, the Bank established an allowance for credit losses on unfunded commitments by recording a one-time adjustment from equity of $1.8 million. This allowance, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $1.7 million at September 30, 2023. Net charge-offs during the first nine months of 2023 were $436,000 compared to net charge-offs of $152,000 during the first nine months of 2022.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of September 30, 2023, which evaluation included consideration of persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, stock market volatility, and increased geopolitical risk. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets increased $5.1 million, or 20.7%, to $29.5 million at September 30, 2023 from $24.5 million at December 31, 2022, primarily as a result of the growth in deferred tax assets due to the one-time adjustment for CECL in the first quarter of 2023 and the mark-to-market adjustment on the investment portfolio.
Deposits. Total deposits increased $48.6 million, or 4.8%, to $1.1 billion at September 30, 2023, compared to December 31, 2022.  The increase in deposits primarily was due to an increase in brokered time deposits of $44.4 million and other time deposits of $37.4 million, partially offset by a decrease in savings and money market accounts of $31.1 million. Management attributes the shift in funds to customers taking advantage of higher rates being paid on time deposits in 2023 as a result of interest rate hikes enacted by the Federal Reserve. Brokered deposits increased $44.4 million to $302.3 million, or 28.7% of total deposits, at September 30, 2023, compared to $257.9 million, or 25.7% of total deposits, at December 31, 2022. At September 30, 2023, noninterest-bearing deposits totaled $115.6 million, or 11.0% of total deposits, compared to $106.4 million or 10.6% of total deposits at December 31, 2022.
As of September 30, 2023, approximately $201.0 million of our deposit portfolio or 19.1% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $58.0 million to $238.0 million at September 30, 2023, compared to $180.0 million at December 31, 2022, which together with the increase in deposits were used to fund loan growth.

Stockholders’ Equity. Stockholders’ equity totaled $118.6 million at September 30, 2023, a decrease of $14.3 million or 10.8% from December 31, 2022.  The decrease in stockholders' equity from year-end 2022 resulted from the repurchase of $5.3 million of Company common stock, an increase in Accumulated Other Comprehensive Loss ("AOCL") of $10.0 million, the payment of $4.5 million in dividends to Company stockholders and the one-time adjustment to retained earnings of $3.8 million for the adoption of CECL during the first quarter, partially offset by $7.5 million in net income. The increase in AOCL is primarily due to the decline in mark-to-market values associated with our available-for-sale investment securities portfolio. At December 31, 2022, the available-for-sale portfolio had a net unrealized loss of $63.0 million compared to a net unrealized loss of $75.6 million at September 30, 2023. The AOCL impact to equity, after tax effecting the unrealized loss, was $59.7 million at September 30, 2023 compared to $49.8 million at December 31, 2022. This decline in value from December 31, 2022 to September 30, 2023 is due to interest rate changes and not due to credit quality. The Company repurchased 484,171 shares of Company common stock at an average price of $10.89 per share for a total of $5.3 million during the first nine months of 2023. The Company’s equity to asset ratio was 8.34% at September 30, 2023.  At September 30, 2023, the Bank’s Tier 1 capital to total assets ratio was 10.71% and the Bank’s capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022.
General. Net income for the three months ended September 30, 2023 was $1.9 million, a $1.2 million, or 38.3% decrease from net income of $3.2 million for the three months ended September 30, 2022. Diluted earnings per share were $0.19 for the third quarter of 2023, compared to $0.29 diluted earnings per share for the third quarter of 2022. The decrease in net income was the result of a decrease in net interest income of $1.4 million and an increase in noninterest expense of $290,000, partially offset by a decrease in the provision for credit losses of $150,000 and the provision for income taxes of $342,000.
Interest Income.  Interest income increased $4.2 million, or 32.2%, to $17.4 million during the quarter ended September 30, 2023, compared to $13.2 million during the quarter ended September 30, 2022.  Interest income on loans and leases increased $4.0 million, or 35.1%, to $15.3 million for the quarter ended September 30, 2023, from $11.3 million for the comparable quarter in 2022, due to an increase in the average balance of loans and leases of $160.4 million, and an increase of 73 basis points in the average yield earned on loans and leases.  The average outstanding balance of loans and leases was $1.1 billion for the quarter ended September 30, 2023, compared to $908.6 million for the quarter ended September 30, 2022.  The average yield on loans and leases was 5.71% for the quarter ended September 30, 2023, compared to 4.98% for the comparable quarter in 2022.
Interest income on investment securities, excluding FHLB stock, increased $91,000, or 5.0%, during the quarter ended September 30, 2023, from the comparable quarter in 2022. The increase was due to a 34 basis point increase in the average yield earned on investment securities, partially offset by a $27.7 million decrease in average balance of investment securities. The average yield on investment securities, excluding FHLB stock, was 2.54% for the quarter ended September 30, 2023, compared to 2.20% for the comparable quarter of 2022. The average balance of investment securities, excluding FHLB stock, was $283.6 million for the quarter ended September 30, 2023, compared to $311.3 million for the quarter ended September 30, 2022.
Dividends on FHLB stock increased $118,000, or 97.5%, during the quarter ended September 30, 2023, from the comparable quarter in 2022, resulting in an average yield on FHLB stock of 8.75% for the three months ended September 30, 2023, compared to 4.94% for the three months ended September 30, 2022. Interest income on cash and cash equivalents increased $66,000, or 187.0%, during the quarter ended September 30, 2023, from the comparable quarter in 2022, due to a 245 basis point increase in the average yield and a $649,000 increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $5.6 million, or 211.8%, to $8.3 million for the quarter ended September 30, 2023, compared to the quarter ended September 30, 2022.  Interest expense on deposits increased $4.5 million, or 251.2%, to $6.3 million for the quarter ended September 30, 2023, from the comparable quarter in 2022. The increase in interest expense on deposits primarily was attributable to a $103.1 million increase in the average balance of, and a 183 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 2.69% for the quarter ended September 30, 2023, compared to 0.86% for the quarter ended September 30, 2022.  The average balance of interest-bearing deposits increased $103.1 million, or 12.3%, to $939.2 million in the quarter ended September 30, 2023, compared to $836.0 million in the comparable quarter in 2022. Interest expense on FHLB advances increased $1.1 million, or 129.2%, to $2.0 million in the third quarter of 2023 compared to $859,000 for the same quarter in 2022, due to an increase in the average rate paid on and, to a lesser extent, the average balance of FHLB advances. The average rate paid on FHLB borrowings was 3.50% for the quarter ended September 30, 2023, compared to 1.88% for the third quarter of 2022. The average balance of

FHLB borrowings totaled $224.8 million during the quarter ended September 30, 2023, compared to $182.5 million for the quarter ended September 30, 2022.
Net Interest Income.  Net interest income before the provision for credit losses decreased $1.4 million, or 13.2%, to $9.1 million in the third quarter of 2023, compared to $10.5 million for the third quarter of 2022.  This decrease was due to a 99 basis point decrease in the average interest rate spread, partially offset by a $134.5 million increase in average interest earning assets. Net interest margin (annualized) was 2.66% for the three months ended September 30, 2023, compared to 3.39% for the three months ended September 30, 2022.  The decrease in net interest margin was primarily due to the higher rate paid on interest-bearing liabilities which tend to be shorter in duration than our assets and re-price or reset faster than assets.
Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 25 basis points during the third quarter of 2023, to a range of 5.25% to 5.50%.
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

	Three Months Ended September 30,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,069,049	$15,270	5.71%	$908,621	$11,302	4.98%
Securities	283,600	1,802	2.54%	311,273	1,711	2.20%
FHLB stock	10,923	239	8.75%	9,795	121	4.94%
Cash and cash equivalents and other	10,371	102	3.93%	9,722	36	1.48%
Total interest-earning assets	1,373,943	17,413	5.07%	1,239,411	13,170	4.25%
Non-earning assets	45,175			40,970
Total assets	1,419,118			1,280,381

Interest-bearing liabilities:
Savings and money market accounts	260,386	1,184	1.82%	280,799	569	0.81%
Interest-bearing checking accounts	146,084	283	0.77%	169,306	163	0.39%
Certificate accounts	532,721	4,851	3.64%	385,943	1,067	1.11%
Borrowings	224,750	1,968	3.50%	182,533	859	1.88%
Total interest-bearing liabilities	1,163,941	8,286	2.85%	1,018,581	2,658	1.04%
Noninterest-bearing demand deposits	112,109			112,558
Other liabilities	13,945			7,863
Stockholders' equity	129,123			141,379
Total liabilities and stockholders' equity	1,419,118			1,280,381

Net interest income		$9,127			$10,512
Net earning assets	$210,002			$220,830

Net interest rate spread(1)			2.22%			3.21%
Net interest margin(2)			2.66%			3.39%
Average interest-earning assets to average interest-bearing liabilities	118.04%			121.68%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2023 totaled $50,000, compared to a $200,000 provision for loan and lease losses for the three months ended September 30, 2022, a $150,000 or 75.2% decrease. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the CECL methodology, and as a result the amounts are not directly comparable. Net charge-offs during the third quarter of 2023 were $299,000 compared to net charge-offs of $25,000 in the third quarter of 2022. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, a weakened economic growth and unemployment outlook, stock market volatility, and overall geopolitical tensions.
Noninterest Income.  Noninterest income decreased $27,000, or 2.2%, to $1.2 million for the quarter ended September 30, 2023, compared to the same quarter in 2022.  The decrease in noninterest income resulted primarily from decreases in loan and lease servicing fees of $124,000, or 52.8%, to $111,000 and in net gains on loan and lease sales of $27,000, or 22.9%, to $90,000. These decreases were partially offset by increases in other income of $104,000, or 38.1%, to $378,000 and in service charges on deposit accounts of $15,000, or 5.7%, to $275,000. The decrease in loan and lease servicing fees was due to a recovery of $114,000 of mortgage servicing rights recorded in the third quarter of 2022 and not replicated in the third quarter of 2023. The decrease net gains on loan and lease sales was due to decreased mortgage banking activity. During the three months ended September 30, 2023, the Company sold $4.0 million of loans compared to the sale of $5.2 million of loans during the three months ended September 30, 2022. Other income increased due to a reduction of letter of credit fees recognized in the third quarter of 2022, along with increased wealth management income in the third quarter of 2023. Service fees on deposit accounts increased during the third quarter of 2023 compared to the third quarter of 2022 due to increased non-sufficient funds fees and account service fees.
Noninterest Expense.  Noninterest expense increased $290,000, or 3.8%, to $8.0 million for the three months ended September 30, 2023, from $7.7 million for the same period in 2022.  Salaries and employee benefits decreased $333,000, or 7.1%, to $4.4 million for the quarter ended September 30, 2023, from $4.7 million for the same quarter in 2022. The decrease in salaries and benefits was primarily due to decreased bonus expense. Data processing fees increased $110,000, or 14.8%, to $854,000 in the third quarter of 2023 compared to the same quarter of 2022, primarily due to increased software and online services expenses. Deposit insurance expense increased $194,000, or 225.6%, during the third quarter of 2023 compared to the same quarter in 2022, primarily due to a change in the asset and deposit mix and an increase in the FDIC assessment rate in 2023.
Income Tax Expense.  The provision for income taxes decreased $342,000 during the three months ended September 30, 2023, compared to the same period in 2022, due to a lower level of pre-tax income.  The effective tax rate for the third quarter of 2023 was 12.3% compared to 16.3% for the same quarter a year ago. The decrease in the effective tax rate was a result of the use of a captive insurance company, which allows the Company to assume more control over insurance risks and resulted in a more tax-efficient structure.
Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022.
General. Net income for the nine months ended September 30, 2023 was $7.5 million, a $2.1 or 21.9% decrease from net income of $9.7 million for the nine months ended September 30, 2022. Diluted earnings per share were $0.72 for the first nine months of 2023, compared to $0.87 diluted earnings per share for the first nine months of 2022. The decrease in net income was primarily the result of a $2.8 million decrease in net interest income, a $43,000 decrease in noninterest income and a $495,000 increase in noninterest expense, partially offset by a $372,000 decrease in the provision for credit losses and an $834,000 decrease in the provision for income taxes.
Interest Income.  Interest income increased $11.3 million, or 30.0%, to $48.8 million during the nine months ended September 30, 2023, compared to $37.6 million during the nine months ended September 30, 2022.  Interest income on loans and leases increased $10.3 million, or 32.0%, to $42.6 million for the nine months ended September 30, 2023, from $32.3 million for the comparable period in 2022, due to a higher average balance of loans and leases and an increase in the average loan and lease yield of 62 basis points.  The average outstanding loan and lease balance was $1.0 billion for the first nine months of 2023, compared to $878.3 million for the first nine months of 2022.  The average yield on loans and leases was 5.52% for the nine months ended September 30, 2023, compared to 4.90% for the comparable period in 2022.
Interest income on investment securities, excluding FHLB stock, increased $455,000, or 9.2%, during the nine months ended September 30, 2023, from the comparable period in 2022.  The increase was due to a 47 basis point increase in the average yield earned on investment securities, partially offset by a $38.4 million decrease in the average balance of investment securities. The average yield on investment securities, excluding FHLB stock, was 2.48% for the first nine months of 2023, compared to 2.01% for the first nine months of 2022. The average balance of investment securities, excluding FHLB stock, was $290.8 million for the nine months ended September 30, 2023, compared to $329.2 million for the nine months ended September 30, 2022.
Dividends on FHLB stock increased $275,000, or 97.5%, during the nine months ended September 30, 2023, from the comparable period in 2022, resulting in an average yield on FHLB stock of 7.16% for the nine months ended September 30, 2023, compared to 3.83% for the nine months ended September 30, 2022. Interest income on cash and cash equivalents increased $227,000, or 302.7%, during the nine months ended September 30, 2023, from the comparable period in 2022, due to a 301 basis point increase in the average yield, partially offset by a $3.7 million decrease in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $14.1 million, or 218.0%, to $20.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.  Interest expense on deposits increased $11.6 million, or 267.6%, to $15.9 million for the nine months ended September 30, 2023, from the comparable period in 2022. The increase in interest expense on deposits primarily was attributable to a $132.8 million increase in the average balance of certificate of deposit accounts, partly offset by a $24.0 million decrease in saving, money market and interest-bearing checking accounts, and a 158 basis point increase in the average rate paid on interest-bearing deposits, which included a 213 basis point increase in the average rate paid on certificate of deposit accounts to 3.09% during the nine months ended September 30, 2023, from 0.96% for the comparable period in 2022. The average rate paid on interest-bearing deposits was 2.28% for the nine months ended September 30, 2023, compared to 0.70% for the nine months ended September 30, 2022.  The average balance of interest-bearing deposits totaled $927.6 million in the nine months ended September 30, 2023, compared to $818.7 million in the comparable period in 2022. Interest expense on FHLB advances increased $2.5 million, or 117.1%, to $4.6 million in the first nine months of 2023 compared to $2.1 million for the same period in 2022, due to a 139 basis point increase in the average rate paid on advances to 2.97% during the nine months ended September 30, 2022, from 1.58% for the comparable period in 2022, and a $28.1 million increase in the average balance of FHLB advances during the nine months ended September 30, 2023 as compared to the first nine months of 2022.
Net Interest Income.  Net interest income before the provision for credit losses decreased $2.8 million, or 8.9%, to $28.3 million in the first nine months of 2023, compared to $31.1 million for the first nine months of 2022.  This decrease was primarily due to a 76 basis point decrease in the average interest rate spread during the first nine months of 2023 compared to the comparable period in 2022. Net interest margin (annualized) was 2.82% for the nine months ended September 30, 2023, compared to 3.37% for the nine months ended September 30, 2022. The decrease in net interest margin was primarily due to the increased rate paid on interest-bearing liabilities which tend to be shorter in duration than our assets and re-price or reset faster than assets.
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

	Nine Months Ended September 30,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,027,782	$42,562	5.52%	$878,334	$32,250	4.90%
Securities	290,820	5,408	2.48%	329,185	4,953	2.01%
FHLB stock	10,369	557	7.16%	9,827	282	3.83%
Cash and cash equivalents and other	10,877	302	3.70%	14,527	75	0.69%
Total interest-earning assets	1,339,848	48,829	4.86%	1,231,873	37,560	4.07%
Non-earning assets	44,335			39,571
Total assets	1,384,183			1,271,444

Interest-bearing liabilities:
Savings and money market accounts	275,936	3,537	1.71%	280,304	1,294	0.62%
Interest-bearing checking accounts	148,539	708	0.64%	168,195	371	0.29%
Certificate accounts	503,093	11,644	3.09%	370,249	2,657	0.96%
Borrowings	206,897	4,609	2.97%	178,762	2,123	1.58%
Total interest-bearing liabilities	1,134,465	20,498	2.41%	997,510	6,445	0.86%
Noninterest-bearing demand deposits	104,260			112,448
Other liabilities	13,757			7,050
Stockholders' equity	131,701			154,436
Total liabilities and stockholders' equity	1,384,183			1,271,444

Net interest income		$28,331			$31,115
Net earning assets	$205,383			$234,363

Net interest rate spread(1)			2.45%			3.21%
Net interest margin(2)			2.82%			3.37%
Average interest-earning assets to average interest-bearing liabilities	118.10%			123.49%

_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2023 totaled $228,000, compared to a $600,000 provision for loan and lease losses for the nine months ended September 30, 2022, a $372,000 or 62.0% decrease. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the CECL methodology, and as a result the amounts are not directly comparable. Net charge-offs during the first nine months of 2023 were $436,000 compared to net charge-offs of $152,000 in the first nine months of 2022. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, rising interest rates, and stock market volatility.
Noninterest Income.  Noninterest income decreased $43,000, or 1.2%, to $3.4 million for the nine months ended September 30, 2023, compared to the same period in 2022.  The decrease in noninterest income resulted primarily from a $182,000, or 31.3%, decrease in net gains on loan and lease sales to $399,000 during the first nine months of 2023, compared to $581,000 during the first nine months of 2022. The decrease in net gains on loan and lease sales was due to increased mortgage rates causing decreased mortgage banking activity. During the nine months ended September 30, 2023, the Company sold $15.3 million of loans compared to the sale of $25.7 million of loans during the nine months ended September 30, 2022. In addition, loan and lease servicing income decreased $101,000, or 22.8%, to $341,000 for the first nine months of 2023 compared to $442,000 for the comparable period in 2022 primarily due to a recovery of $79,000 to the value of mortgage servicing rights in the first nine months of 2022 that was not replicated in the same period of 2023. Partially offsetting these decreases were increases in service charges on deposit accounts, card fee income, gain on sale of real estate owned and other income. Service charges on deposit accounts increased $89,000, or 11.9%, to $831,000 for the nine months ended September 30, 2023, compared to $743,000 for the nine months ended September 30, 2022, primarily due to increased early withdrawal fees and non-sufficient funds fees. Card fee income increased $27,000, or 3.0%, to $905,000 in the first nine months of 2023 from $878,000 in the first nine months of 2022 due to increased debit card usage. Other income increased $125,000, or 15.0%, to $956,000 during the nine months ended September 30, 2023, compared to $832,000 during the same period of 2022 primarily due to fees earned from our participation in a loan hedging program with a correspondent bank, along with increased wealth management income.
Noninterest Expense.  Noninterest expense increased $496,000, or 2.2%, to $22.7 million for the nine months ended September 30, 2023, from $22.2 million for the same period in 2022, primarily reflecting higher data processing fees, deposit insurance expense and other expenses. Salaries and employee benefits, the largest component of noninterest expense, decreased $785,000, or 5.7%, to $12.9 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to decreased bonus expense. Data processing fees increased $542,000, or 27.5%, to $2.5 million in the first nine months of 2023 compared to the same period of 2022, primarily due to increased software and core provider expenses. Deposit insurance expense increased $392,000, or 158.1%, to $640,000 in the first nine months of 2023 compared to the same period of 2022, primarily due to a change in the asset and deposit mix and a higher FDIC assessment rate during 2023. Other expenses increased $307,000, or 11.3%, to $3.0 million in the first nine months of 2023 compared to the same period of 2022 primarily due to increased expenses related to brokered deposits and an increase of losses due to fraud.
Income Tax Expense.  The provision for income taxes decreased $834,000 during the nine months ended September 30, 2023, compared to the same period in 2022 due to a lower level of pre-tax income.  The effective tax rate for the first nine months of 2023 was 14.5%, compared to 18.0% for the first nine months of 2022. The decrease in the effective tax rate was the result of the use of a captive insurance company, which allows the Company to assume more control over insurance risks and resulted in a more tax-efficient structure.

Capital and Liquidity
Capital. Shareholders' equity totaled $118.6 million at September 30, 2023 and $133.0 million at December 31, 2022. In addition to net income of $7.5 million, other sources of capital during the first nine months of 2023 included $465,000 related to the allocation of ESOP shares during the year and $1.1 million related to stock-based compensation. Uses of capital during the first nine months of 2023 included other comprehensive loss, net of tax, of $10.0 million, $4.5 million of dividends paid on common stock, $5.3 million of stock repurchases, and $3.8 million due to the one-time adjustment to retained earnings for the adoption of CECL. The decrease in the accumulated other comprehensive income/loss component of shareholders' equity was caused by changes to the unrealized gains and losses on available-for-sale securities.
We paid a regular quarterly dividend of $0.14 per common share during the first nine months of 2023, and regular quarterly dividends of $0.10 per common share during 2022. We currently expect to continue the current practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2023 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at September 30, 2023.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company’s issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. As of September 30, 2023, the Company had approximately 959,611 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities."
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
Our liquid assets in the form of cash and cash equivalents, interest earning time deposits and investments available-for-sale totaled $285.1 million at September 30, 2023. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2023 totaled $379.3 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of September 30, 2023, we had approximately $8.0 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2023, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $105.7 million. Furthermore, at September 30, 2023, we had approximately $112.3 million in securities that were unencumbered by a pledge and could be used to support additional borrowings of up to $108.9 million through repurchase agreements or the Federal Reserve discount window, as needed. As of September 30, 2023, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2023 was $8.3 million, compared to $14.6 million provided by operating activities for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash used in investing activities was $100.6 million, which consisted primarily of net change in loans receivable, compared to $70.9 million of cash used in investing activities for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was $97.0 million, which was comprised primarily of net change in borrowings, compared to $52.6 million provided by financing activities during the nine months ended September 30, 2022. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2022 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At September 30, 2023, Richmond Mutual Bancorporation, on an unconsolidated basis, had $14.9 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2023, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2023
Total risk-based capital (to risk weighted assets)	$172,455	13.7%	$100,491	8.0%	$125,614	10.0%
Tier 1 risk-based capital (to risk weighted assets)	156,735	12.5	75,368	6.0	100,491	8.0
Common equity tier 1 capital (to risk weighted assets)	156,735	12.5	56,526	4.5	81,649	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	156,735	10.7	58,545	4.0	73,182	5.0

As of December 31, 2022
Total risk-based capital (to risk weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%
Tier 1 risk-based capital (to risk weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0
Common equity tier 1 capital (to risk weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	152,391	11.2	54,421	4.0	68,026	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2023, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2022 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Acting Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2023, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2023, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2022 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company’s issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	10,604	$11.68	10,604	1,097,553
August 1, 2023 - August 31, 2023	36,247	11.59	36,247	1,061,306
September 1, 2023 - September 30, 2023	101,695	11.29	101,695	959,611
	148,546	$11.39	148,546

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Nothing to report.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 13, 2023	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Bradley M. Glover
Bradley M. Glover
Acting CFO
(Principal Financial and Accounting Officer)