Form 10-K
period 2023-12-31
Richmond Mutual Bancorporation, Inc.
filed 2024-03-29
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities Registered Pursuant to Section 12(g) of the Act:  None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $120.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 29, 2024, there were 11,115,887 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Shareholders. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $170.4 million at December 31, 2023.
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
First Insurance Management, Inc., a Nevada corporation, was formed in 2022 as a pooled captive insurance company subsidiary of the Company. The purpose of this company is to provide additional property and casualty insurance coverage to the Company and its subsidiaries and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace.

FB Richmond Holdings, Inc., a Nevada corporation, was formed in 2020 as a subsidiary of First Bank Richmond. FB Richmond Holdings holds substantially all of the Bank’s investment portfolio. As of December 31, 2023, the market value of securities held was $287.1 million.

FB Richmond Properties, Inc., a Delaware corporation, was formed in 2020 as a subsidiary of FB Richmond Holdings, Inc. FB Richmond Properties holds certain residential mortgages and commercial real estate loans. As of December 31, 2023, FB Richmond Properties held approximately $106.1 million in residential mortgages and commercial real estate loans.
At December 31, 2023, on a consolidated basis, we had $1.5 billion in assets, $1.1 billion in loans and leases, net of allowance, $1.0 billion in deposits and $134.9 million in stockholders’ equity.  At December 31, 2023, First Bank Richmond’s total risk-based capital ratio was 14.1%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2023, we reported net income of $9.5 million, compared to net income of $13.0 million for the year ended December 31, 2022.
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
Indiana. Wayne County had an estimated population in 2023 of 66,300 with a median household income of approximately $49,000. The unemployment rate in December 2023 was 2.9% in Wayne County, as compared to the national and state unemployment rates of 3.5% and 2.9%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital, and Primex Plastics Corporation. First Bank Richmond operates seven banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,600 in 2023 with a median household income of approximately $46,400. It is favorably located with excellent highway access and has over 7.7 million people within a 100-mile radius. Health care and social services are the primary sources of employment, followed by manufacturing and food service. The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,500 with a median household income of approximately $46,700 in 2023. The workforce in this community is primarily composed of health care and social service workers and employees in the manufacturing sector. Centerville had an estimated population of 2,800 with a median household income of approximately $51,100 in 2023. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2023 of 44,900 with a median household income of approximately $66,400. Shelbyville, which had an estimated population of 19,700 with a median household income of $55,900, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing, health care, and social services are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 2.3% in December 2023 compared to 1.9% in December 2022.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial and multi-family real estate lending.
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2023 of 20,400 with a median household income of approximately $63,900. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Airstream, Plastipak Packaging, and Wilson Health. The unemployment rate in Shelby County was 2.9% in both December 2023 and 2022.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2023 of 110,200 with a median household income of approximately $71,500. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2023 of 26,500 with a median household income of approximately $69,700, while Piqua had a population of 20,400 with a median household income of approximately $55,400. Manufacturing is the leading industry employment sector in Miami County, followed by health care and social services as well as retail trade. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 2.8% in December 2023 compared to 3.2% in December 2022.
Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 14th most populous city in the United States with an estimated population in 2023 of 908,400 and a median household income of approximately $61,700. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.
The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2023 was 2.7%

for the entire Columbus metropolitan area and 2.7% for Franklin County, compared to 3.1% for the entire Columbus metropolitan area and 3.1% for Franklin County in December 2022.
Lending Activities
We offer a full range of lending products, including multi-family and commercial real estate loans (including owner and nonowner-occupied real estate loans), commercial and industrial loans (including equipment loans and working capital lines of credit), construction and development loans, residential real estate loans, including home equity loans and lines of credit, and consumer loans. We also engage in lease financing, which consists of direct financing leases and is used by our commercial customers to finance purchases of equipment. We offer consumer loans, predominantly as an accommodation to our customers, secured by personal assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Lending activities originate from the relationships and efforts of our bankers.
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2023, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $26.2 million. As of December 31, 2023, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2023, our largest lending relationship with one borrower was for $19.0 million consisting of three commercial real estate loans secured by properties in the Dayton, Ohio area. All of these loans were performing in accordance with their repayment terms at December 31, 2023.
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
Loan Maturity and Repricing. The following tables set forth certain information at December 31, 2023 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses on loans and leases.

	Due in 1 Year or Less	Weighted Average Yield	Due After 1 Year Through 5 Years	Weighted Average Yield	Due After 5 Years Through 15 Years	Weighted Average Yield	Due After 15 Years	Weighted Average Yield	Total Loans and Leases	Weighted Average Yield
	(Dollars in thousands)

Commercial mortgage	$18,614	6.7%	$54,208	5.4%	$135,931	4.8%	$132,880	4.8%	$341,633	5.0%
Commercial and industrial	37,591	8.1	40,375	6.5	28,535	6.1	8,927	4.8	115,428	6.8
Construction and development	46,140	6.8	71,294	6.9	38,415	6.7	1,956	5.8	157,805	6.8
Multi-family	8,438	4.1	20,234	4.4	76,912	4.6	33,173	5.0	138,757	4.6
Residential mortgage	835	7.1	10,528	5.3	41,226	4.9	109,534	4.9	162,123	4.9
Home equity lines of credit	397	5.3	3,902	6.6	6,605	8.4	—	—	10,904	7.7
Leases	6,271	7.0	144,682	8.6	5,645	8.9	—	—	156,598	8.5
Consumer	604	5.9	15,099	5.7	7,267	6.1	294	6.3	23,264	5.6

Total loans and leases	$118,890		$360,322		$340,536		$286,764		$1,106,512

	Amount due after one year at fixed interest rates:	Amount due after one year at variable interest rates:
	(Dollars in thousands)

Commercial mortgage	$64,181	$258,838
Commercial and industrial	47,127	30,710
Construction and development	38,758	72,907
Multi-family	13,686	116,633
Residential	83,431	77,857
Home equity lines of credit	3,328	7,179
Leases	150,327	—
Consumer	22,660	—

Total loans and leases	$423,498	$564,124
Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last nine years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2023, $173.0 million, or 15.6%, of our total loan and lease portfolio was secured by residential real estate, consisting of $155.7 million of one- to four-family residential real estate loans, $6.4 million of home equity loans, and $10.9 million of home equity lines of credit.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2023, 51.8% of our one- to four-family residential real estate loans were fixed-rate loans and 48.2% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate non-interest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. During the year ended December 31, 2023, we originated $33.1 million one- to four-family fixed-rate mortgage loans and $21.4 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $19.6 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Originations, Sales and Purchases of Loans.”
Substantially all the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2023, $50.6 million or 31.2% of our one- to four-family loan portfolio consisted of jumbo loans.
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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $134,000 at December 31, 2023.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2023, home equity loans totaled $6.4 million, or 0.6% of our total loan and lease portfolio.

Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2023, home equity lines of credit totaled $10.9 million, or 1.0% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $7.2 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2023, unfunded commitments on home equity lines of credit totaled $16.8 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $173.0 million in one- to four- family loans, including home equity loans and lines of credit, in our portfolio as of December 31, 2023, $18.2 million, or 10.5%, were to borrowers with a credit score under 660.
Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2023, $480.4 million or 43.4% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $179.4 million, or 16.2% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $138.8 million of the $480.4 million commercial and multi-family real estate loan portfolio, or 12.5% of our total loan and lease portfolio, at December 31, 2023. Of the remaining $341.6 million of this portfolio, approximately $224.8 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2023, our purchased multi-family and commercial real estate loan participations totaled $39.2 million, or 8.2% of our total multi-family and commercial real estate loan portfolios, of which $4.4 million involve loans secured by collateral outside of our primary market area.
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
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2023, 21.6% of our multi-family and commercial real estate loans were fixed-rate loans and 78.4% were adjustable-rate loans.
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
At December 31, 2023, the average loan size of our outstanding multi-family and commercial real estate loans was $1.1 million, and the largest of such loans was an $11.5 million loan secured by a first mortgage on a parking garage and apartment building located in the Columbus, Ohio metropolitan area. This loan was performing in accordance with its repayment terms at December 31, 2023. We had 50 other commercial and multi-family real estate loans with an outstanding balance in excess of $3.0 million at December 31, 2023, all of which were performing in accordance with their repayment terms at December 31, 2023.  Our largest lending relationship with one borrower at December 31, 2023 was for $19.0 million consisting of three commercial real estate loans secured by properties in the Dayton, Ohio area. All these loans were performing in accordance with their repayment terms at December 31, 2023.
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
The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2023 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$22,876	$29,493	$—	$52,369	10.9%
Multi-family/Apartment buildings	45,831	91,184	1,742	138,757	28.9
Hotels	54,350	56,013	—	110,363	23.0
Industrial buildings	48,759	20,556	380	69,695	14.5
Retail	18,859	10,537	—	29,396	6.1
Medical	5,230	9,078	—	14,308	3.0
Automotive	8,291	444	—	8,735	1.8
Restaurants	8,936	3,146	—	12,082	2.5
Campgrounds/Golf Courses/Leisure Activities	6,778	469	—	7,247	1.5
Agricultural	3,361	2,850	—	6,211	1.3
Other	6,388	22,647	2,192	31,227	6.5
Total(1)	$229,659	$246,417	$4,314	$480,390	100.0%
(1) Ohio total includes $179.4 million of commercial and multi-family loans secured by property located in the Columbus, Ohio market.

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2023, we had $115.4 million of commercial and industrial loans, representing 10.4% of our total loan and lease portfolio, including $5.0 million of unsecured commercial and industrial loans.
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
At December 31, 2023, the average loan size of our outstanding commercial and industrial loans was $239,000, and our largest outstanding commercial and industrial loan was a capital improvement loan totaling $6.4 million to an equipment holding and leasing company located in Bremen, Ohio secured by a first lien on equipment.  This loan was performing in accordance with its repayment terms at December 31, 2023.  We had 21 other commercial and industrial loans with an outstanding balance in excess of $1.0 million at December 31, 2023, all but two of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2023, our construction and development loan portfolio totaled $157.8 million, or 14.3% of our total loan and lease portfolio, consisting of $148.5 million in commercial construction loans and $9.3 million in residential construction loans.  At December 31, 2023, we had unfunded construction loan commitments totaling $102.0 million and $2.8 million in commercial and residential construction loans, respectively. We also purchase and participate, from time to time, in construction loans from other financial institutions, which amounts are included in our construction and development loan portfolio. Such loans are independently underwritten according to our policies. At December 31, 2023, our purchased construction and development loan participations totaled $46.8 million, or 29.6% of our total construction and development loan portfolio, of which $17.6 million involve loans secured by collateral outside of our primary market area.
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
Our commercial construction loans have terms that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $2.6 million at December 31, 2023.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout.  At December 31, 2023, $17.8 million, or 13.0%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. We do not make speculative construction loans to a builder for homes that are not pre-sold.  The average outstanding residential construction loan balance was approximately $371,000 at December 31, 2023.
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
At December 31, 2023, our largest construction and land development loan had an outstanding balance of $11.7 million and was secured by a 210,000 square-foot industrial facility located in a Columbus, Ohio suburb. At December 31, 2023, this loan was performing according to its repayment terms. We had 18 other construction and development loans with an outstanding balance in excess of $3.0 million at December 31, 2023, all of which were performing in accordance with their repayment terms at that date except for one $4.9 million loan that is subject to litigation between the developer and other parties.

Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $200,000 (with an average size of $45,000) with terms of 24 to 72 months, with a weighted average term of 41.1 months as of December 31, 2023. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2023, our direct finance leasing portfolio totaled $156.6 million, or 14.2% of our total loan and lease portfolio, with lease contracts located throughout the United States.
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
At December 31, 2023, approximately $52.4 million or 33.3% of the aggregate dollar amount of our lease portfolio was concentrated in four states: California at 12.7%; New York at 8.2%; Florida at 6.2% and Arkansas at 6.2%. Our largest leasing relationship at that date was with the State of Arkansas which consisted of more than 3,300 leases totaling approximately $9.5 million in lease receivables, all of which were performing in accordance with the lease terms. Our second largest leasing relationship was with a drilled pile foundation company located in Florida consisting of three contracts totaling approximately $1.3 million in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2023, our consumer loan portfolio totaled $23.3 million, or 2.1% of our total loan and lease portfolio, including $1.9 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2023, we originated $236.3 million of fixed rate loans and leases and $136.6 million of adjustable-rate loans, compared to $232.1 million of fixed rate loans and leases and $254.2 million of adjustable-rate loans during the year ended December 31, 2022.
The following tables provide information regarding our origination for the periods indicated:

	2023
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$33,139	$21,401	$54,540
Home equity lines of credit	2,359	4,605	6,964
Multi-family and commercial real estate	34,978	21,034	56,012
Construction and development	30,158	64,104	94,262
Consumer	11,810	—	11,810
Commercial and industrial	34,165	25,408	59,573
Leases	89,696	—	89,696
Total	$236,305	$136,552	$372,857
(1)Includes $3.0 million of fixed-rate and $260,000 of adjustable-rate loans secured by second mortgages on residential properties.

	2022
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$41,269	$23,958	$65,227
Home equity lines of credit	2,740	8,052	10,792
Multi-family and commercial real estate	23,227	91,510	114,737
Construction and development	66,970	109,734	176,704
Consumer	14,564	—	14,564
Commercial and industrial	13,052	20,935	33,987
Leases	70,293	—	70,293
Total	$232,115	$254,189	$486,304
(1)Includes $2.3 million of fixed-rate and $17,000 of adjustable-rate loans secured by second mortgages on residential properties.

As reflected in the tables above, loan and lease originations decreased $113.4 million, or 23.3%, to $372.9 million during 2023 compared to $486.3 million during 2022, primarily due to decreases in: (i) residential mortgage loans as a result of a slowdown in the refinancing and sales of housing in our area due to rising market interest rates; and (ii) multifamily, commercial real estate, and construction and development loans due to increasing interest rates.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2023 and 2022, we sold $19.7 million and $28.1 million of one- to four-family residential real estate loans, respectively. During the year ended December 31, 2023, we originated and sold $65,000 of FHA, VA and USDA loans, compared to no FHA, VA or USDA loans originated or sold during the year ended December 31, 2022.
We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2023, we had 45 loans totaling $93.4 million, consisting of $39.2 million of multifamily and commercial real estate loans, $46.8 million of construction and development loans, and $7.4 million of other loans in which we were not the lead lender (of which $22.0 million are for loans secured by collateral located outside of our primary market area). All of these participation loans were performing in accordance with their original repayment terms at December 31, 2023. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification. Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
Delinquencies and Non-Performing Assets
Loans and leases are reviewed on a regular basis. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. Nonperforming loans and leases consist of loans and leases delinquent past 90 days and still accruing, and all loans and leases that are placed on nonaccrual. Nonaccrual loans and leases are loans and leases for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis.
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
Nonperforming loans and leases totaled $8.0 million, or 0.72% of total loans and leases at December 31, 2023 and $9.2 million, or 0.94% of total loans and leases at December 31, 2022. The decrease in nonperforming loans was primarily attributable to a $1.0 million decrease in commercial and industrial loans, primarily due to two loans to the same borrower totaling $550,000 and secured by real estate, which were transferred to real estate owned and subsequently sold during 2023. At December 31, 2023, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is subject to litigation between the developer and other parties.
When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets or Other Real Estate Owned. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed.
Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses on loans and leases. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $136,000 in foreclosed assets at December 31, 2023.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2023	2022
	(Dollars in thousands)
Nonaccrual loans and leases:
Residential mortgage(1)	$101	$113
Construction and development	4,900	4,900
Commercial and industrial	1,241	961
Leases	82	29
Total non-accruing loans and leases	6,324	6,003

Accruing loans and leases delinquent more than 90 days:
Residential mortgage(1)	1,278	1,825
Home equity lines of credit	25	30
Consumer	76	33
Commercial and industrial	—	1,285
Leases	296	—
Total accruing loans and leases delinquent more than 90 days	1,675	3,173
Total non-performing loans and leases	7,999	9,176

Foreclosed assets:
Residential mortgage(1)	136	57
Total foreclosed assets	136	57

Total non-performing assets	$8,135	$9,233

Total non-performing loans to total loans	0.72%	0.94%
Total non-performing assets to total assets	0.56%	0.69%
Total non-performing assets and modified loans (accruing) to total assets	0.56%	0.69%
(1)Includes loans secured by first and second mortgages on residential properties.

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
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for credit losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which may order the establishment of additional general or specific loss allowances.
In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or if the loan possesses weaknesses although currently performing. If a loan deteriorates in asset quality, the classification is changed to “special mention,”

“substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.” Management reviews the status of each loan on our watch list on a quarterly basis.
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2023	2022
	(In thousands)
Special mention	$4,850	$4,034
Substandard	11,263	12,710
Doubtful	81	29
Loss	—	—
Total classified assets	$16,194	$16,773
Allowance for Credit Losses
The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan and lease portfolio. This requires significant judgement to estimate credit losses on a collective pool basis where similar risk characteristics exist, as well as for loans evaluated individually. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, credit concentrations, historical loss experience, and current conditions and reasonable supportable forecasts for the Company's outstanding loan and lease balances. Allowances are made on individually analyzed loans generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on individually analyzed loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan and lease portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans and leases, facts and issues related to specific loans and leases, historical loan and lease loss and delinquency experience, trends in past due and non-accrual loans and leases, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.
As an integral part of their examination process, the IDFI and the FDIC will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

Allowance for Credit Losses. The following table sets forth an analysis of our allowance for credit losses at the dates and for the periods indicated. Average balances of residential loans include loans held for sale.

	At and For the
	Years Ended December 31,
	2023	2022
	(Dollars in thousands)

Allowance for credit losses on loans and leases to total loans outstanding	1.42%	1.27%
Allowance for credit losses on loans and leases	$15,663	$12,413
Total loans outstanding	$1,106,512	$975,000
Nonaccrual loans to total loans outstanding	0.57%	0.62%
Nonaccrual loans	$6,324	$6,003
Total loans outstanding	$1,106,512	$975,000
Allowance for credit losses on loans and leases to nonaccrual loans	247.68%	206.78%
Allowance for credit losses on loans and leases	$15,663	$12,413
Nonaccrual loans	$6,324	$6,003
Net charge-offs/(recoveries) during the period to average loans outstanding:
Commercial mortgage	—%	(0.02)%
Net recoveries during the period	$(13)	$(53)
Average amount outstanding	$347,827	$285,404
Commercial and industrial	(0.02)%	(0.13)%
Net recoveries during the period	$(20)	$(130)
Average amount outstanding	$103,273	$98,630
Construction and development	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$113,248	$112,058
Multi-family	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$138,032	$106,813
Residential mortgage	(0.02)%	(0.01)%
Net recoveries during the period	$(37)	$(13)
Average amount outstanding	$161,020	$138,147
Home equity	—%	(0.11)%
Net recoveries during the period	$—	$(10)
Average amount outstanding	$10,614	$9,212
Leases	0.40%	0.29%
Net charge-offs during the period	$588	$371
Average amount outstanding	$147,855	$129,252
Consumer	0.71%	0.71%
Net charge-offs during the period	$160	$130
Average amount outstanding	$22,602	$18,402
Total loans	0.06%	0.03%
Net charge-offs/(recoveries) during the period	$678	$295
Average amount outstanding	$1,044,471	$897,918
At January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. This adjustment increased the allowance from $12.4 million at December 31, 2022 to $15.1 million at January 1, 2023. At December 31, 2023, the allowance for credit losses on loans and leases totaled $15.7 million, an increase of $586,000 from January 1,

2023. This increase was driven by a $131.5 million increase in our loan and lease portfolio. The growth in the balance of loans and leases primarily occurred in the commercial mortgage and direct financing leases categories, which is in line with management's strategy to expand these portfolios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition at December 31, 2023 Compared to December 31, 2022” contained in Part II, Item 7 of this Form 10-K for additional information regarding changes in our loans, leases, and related allowances.
Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses on loans and leases allocated by category, the total balances by category, and the percentage of loans and leases in each category to total loans and leases at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. At the dates indicated, we had no unallocated allowance for credit losses.

	At December 31,
	2023		2022
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential mortgage	$1,681	10.7%	$76	15.0%
Home equity lines of credit	102	0.7	23	1.1
Multi-family	1,789	11.4	1,955	12.8
Commercial mortgage	4,655	29.7	4,776	30.5
Construction and development	3,883	24.8	2,855	14.4
Total real estate loans	12,110	77.3	9,685	73.8

Consumer loans	317	2.0	241	2.2

Commercial business loans and leases:
Commercial and industrial	1,281	8.2	1,291	10.3
Leases	1,955	12.5	1,196	13.7
Total commercial business loans and leases	3,236	20.7	2,487	24.0

Total loans and leases	$15,663	100.0%	$12,413	100.0%
Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan or lease portfolio deteriorates as a result. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.
For additional information regarding our allowance for credit losses, see "Note 5: Loans, Leases and Allowance" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

In April 2020, First Bank Richmond created a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”) to hold a majority of its investment portfolio and take advantage of certain tax benefits. FB Richmond Holdings, a Nevada corporation, holds, services, manages and invests that portion of First Bank Richmond’s investment portfolio as may be transferred from time to time by First Bank Richmond to FB Richmond Holdings. FB Richmond Holdings’ investment policy, for the most part, mirrors that of First Bank Richmond’s investment policy. FB Richmond Holdings has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer of the Company serve on the board of directors of FB Richmond Holdings. At December 31, 2023, we had, on a consolidated basis, $282.7 million of securities, at fair value, classified as available-for-sale, $4.9 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading. At that date, FB Richmond Holding managed $287.1 million of our total investment portfolio.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2023.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $12.6 million at December 31, 2023.  For the year ended December 31, 2023, First Bank Richmond received a total of $851,000 in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The following table sets forth the weighted average yields of investment securities at various ranges of maturities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2023.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2023
	Weighted-Average Yield
	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years

Securities available for sale:
U.S. government, SBA pools and federal agency	4.02%	1.68%	5.23%	1.89%
State and municipal obligations	2.05	2.46	2.19	2.31
Government sponsored mortgage-backed securities	—	1.18	1.81	1.83
Corporate obligations	—	—	3.97	4.09
Total securities available for sale	3.26	1.93	2.50	2.09

Securities held to maturity:
State and municipal obligations	3.08	3.26	5.13	5.09
Total securities held to maturity	3.08	3.26	5.13	5.09
Total investment securities	3.23%	2.03%	2.55%	2.10%
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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2023, our brokered deposits totaled $268.8 million, or 25.8% of total deposits, with an average interest rate of 3.73% and a 10-month weighted-average maturity, compared to $257.9 million, or 25.7% of total deposits, with an average interest rate of 1.78% and a 12-month weighted-average maturity at December 31, 2022.  Our reliance on brokered deposits may increase our overall cost of funds.

At December 31, 2023, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $715.3 million, representing 68.7% of total deposits, compared to $702.9 million, representing 69.9% of total deposits, at December 31, 2022.
Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $535.5 million or 51.4% of our total deposits at December 31, 2023.  Approximately 73.9% ($769.5 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2023, with 88.3% ($679.5 million) of those deposits held in our five Richmond, Indiana offices. Overall, $816.0 million or 78.4% of our total deposits were held in Indiana branches and $225.1 million or 21.6% were held in Ohio branches as of December 31, 2023.
The Federal Reserve Board generally requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. In March 2020, the Federal Reserve reduced requirements to zero percent to support lending to households and businesses. Currently, the Federal Reserve has stated it has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2023	2022
	(Dollars in thousands)

Beginning balance	$1,005,261	$900,175
Net deposits	13,069	97,958
Interest credited	22,810	7,128
Ending balance	$1,041,140	$1,005,261

Net increase	$35,879	$105,086

Percent increase	3.6%	11.7%

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits:
Non-interest bearing	$114,377	11.0%	$106,415	10.6%
Interest bearing	151,809	14.6	157,429	15.7
Savings	117,659	11.3	129,640	12.9
Money market	139,152	13.4	151,026	15.0

Total non-certificates	522,997	50.2	544,510	54.2

Certificates:

0.00 – 1.00%	78,405	7.5	193,985	19.3
1.01 – 2.00%	13,609	1.3	43,943	4.4
2.01 – 3.00%	26,637	2.6	64,837	6.4
3.01 – 4.00%	41,011	3.9	43,682	4.3
4.01 – 5.00%	210,453	20.2	114,304	11.4
Over 5.00%	148,028	14.2	—	—

Total certificates	518,143	49.8	460,751	45.8

Total deposits	$1,041,140	100.0%	$1,005,261	100.0%

The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2023		2022
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Non-interest bearing	$107,192	—%	$111,990	—%
Interest bearing	147,964	0.8	165,213	0.3
Savings	119,669	0.5	124,806	0.3
Money market	154,828	2.3	159,919	2.0
Certificate accounts	509,316	3.9	384,038	2.2

Total deposits	$1,038,969	2.4%	$945,966	1.4%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2023.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	3.01- 4.00%	4.01- 5.00%	Over 5.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2024	$4,665	$3,560	$5,614	$20,213	$37,816	$25,990	$97,858	18.89%
June 30, 2024	10,726	1,756	6,368	1,115	52,390	26,552	98,907	19.09
September 30, 2024	14,527	1,379	3,177	6,618	29,085	34,357	89,143	17.20
December 31, 2024	17,188	1,219	4,831	2,631	35,096	2,718	63,683	12.29
March 31, 2025	5,252	1,087	3,592	25	18,569	14,270	42,795	8.26
June 30, 2025	1,942	316	886	335	6,693	18,734	28,906	5.58
September 30, 2025	5,287	1,047	536	277	3,043	15,145	25,335	4.89
December 31, 2025	14,000	868	823	304	17,993	—	33,988	6.56
March 31, 2026	25	643	84	372	8,965	4,259	14,348	2.77
June 30, 2026	57	499	47	320	—	3,003	3,926	0.76
September 30, 2026	3,413	624	297	201	—	3,000	7,535	1.45
December 31, 2026	596	—	93	69	—	—	758	0.15
Thereafter	727	611	289	8,531	803	—	10,961	2.12

Total	$78,405	$13,609	$26,637	$41,011	$210,453	$148,028	$518,143	100.00%

Percent of total	15.13%	2.63%	5.14%	7.91%	40.62%	28.57%	100.00%

As of December 31, 2023 and 2022, approximately $216.0 million and $219.7 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2023 (dollars in thousands).

3 months or less	$12,849
Over 3 through 6 months	10,650
Over 6 through 12 months	21,598
Over 12 months	11,863
$56,960
For additional information regarding our deposits, see "Note 9: Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2023, we had $271.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2023 we could borrow an additional $76.4 million from the FHLB of Indianapolis at prevailing interest rates.
We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million.
The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average rates as of December 31, 2023.

Maturity by Fiscal Year	FHLB Advances	Weighted Average Rate

2024	$109,000	4.33%
2025	63,000	4.38%
2026	28,000	2.46%
2027	—	—%
2028	31,000	3.75%
Thereafter	40,000	1.52%
	$271,000	3.67%
Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $170.4 million at December 31, 2023. These activities provide an additional source of fee income to First Bank Richmond and in 2023 constituted 17.2% of our total non-interest income.
Subsidiary and Other Activities
At December 31, 2023, Richmond Mutual Bancorporation had two subsidiaries, First Bank Richmond and First Insurance Management, Inc. First Bank Richmond is our wholly owned banking subsidiary. First Insurance Management, Inc. was formed in 2022 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada, for the purpose of providing additional insurance coverage for the Company and its subsidiaries related to the operations of the

Company for which insurance may not be economically feasible. As of December 31, 2023, First Insurance Management provided us with various liability and property damage policies for the Company and its related subsidiaries. First Insurance Management is regulated by the State of Nevada Division of Insurance.
At December 31, 2023, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds substantially all of First Bank Richmond's investment portfolio. As of December 31, 2023, the market value of securities managed was $287.1 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $106.1 million in loans.
Competition
We face significant competition within our market both in making loans and leases and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, equipment financing companies, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. We also compete with financial technology, or fintech companies. Recent technological advances and other changes have allowed parties to affect financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.

Based on the most recent data provided by the FDIC, there are approximately 11 and 18 other commercial banks and savings banks operating in our Indiana and Ohio market areas, respectively. Additionally, there are approximately 14 and seven credit unions operating in these same respective market areas. As of June 30, 2023 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 25.3% and 2.1%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 9.8% and 3.8%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.
How We Are Regulated
General.  First Bank Richmond is an Indiana-chartered commercial bank. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. First Bank Richmond is subject to extensive regulation by the IDFI, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its deposit insurer and primary federal regulator. First Bank Richmond is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the IDFI concerning its activities and financial condition and must obtain regulatory approvals before completing certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. In addition, First Bank Richmond is a member of and owns stock in the FHLB of Indianapolis, which is one of the 11 regional banks in the Federal Home Loan Bank System.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2022, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2023, First Bank Richmond’s largest aggregate amount of loans to one borrower was $19.0 million.
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
At December 31, 2023, First Bank Richmond’s capital exceeded all applicable requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” contained in Part II, Item 7 and “Note 17: Regulatory Capital” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
The Financial Accounting Standards Board has adopted a new accounting standard for US GAAP that was effective for us beginning in 2023. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the former method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the former methodology and the amount required under CECL. For a banking organization, implementation of CECL generally reduces retained earnings and affects other items in a manner that decreases regulatory capital. The federal banking regulators, including the Federal Reserve Board and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Management did not elect the option to phase in the day-one adverse effects of CECL over a three-year period, and instead, elected to record the full effects of the adoption of CECL in 2023.
The Bank adopted CECL as required on January 1, 2023. For additional information, see "Allowance for Credit Losses" under "Note 1: Nature of Operations and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution's level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered "well capitalized," provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2023, First Bank Richmond met the criteria to be considered "well capitalized."
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2023, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 90.4% of total regulatory capital. In addition, at December 31, 2023, the Bank’s loans secured by commercial real estate (as defined in the guidance) represented 298.0% of total regulatory capital.
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
The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates. Under these rules, assessment rates for an institution with total assets of less than $10 billion are determined by weighted average CAMELS composite ratings and certain financial ratios, and range from 5 to 32 basis points, subject to certain adjustments.
For the fiscal year ended December 31, 2023, First Bank Richmond paid $1.1 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.

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
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. First Bank Richmond cannot predict the impact the changes to the CRA will have on its operations at this time.
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
Privacy Standards and Cyber Security. First Bank Richmond is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require First Bank Richmond to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, the federal banking agencies recently adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. The new rules require registrants to disclose on Form 8-K any cybersecurity incident they determine to be material and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the registrant. For information regarding the Company’s cybersecurity risk management, strategy and governance, see “Item 1C. Cybersecurity” contained in Part I of this Form 10-K.
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

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2023, no impairment of the value of the stock has been recognized. As of December 31, 2023, the Bank had $271.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2023, the Bank was in compliance with the reserve requirements.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2023, the Bank had no outstanding borrowings from the discount window.

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
Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2023, we had no capital loss carryovers.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond as a member of the same affiliated group of corporations.
State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2023, of 4.9% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
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

Employees and Human Capital
As of December 31, 2023, we had 176 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.
To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2023, approximately 73% of our workforce was female and 27% male, and our average tenure was 11.3 years. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.
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
A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our 11.3 year average tenure reflects the engagement of our employees in this core talent system tenet.
Information about our Executive Officers
Officers are elected annually to serve for a one-year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Garry D. Kleer (age 68). Mr. Kleer currently serves as Chairman, President and Chief Executive Officer of Richmond Mutual Bancorporation and as Chairman and Chief Executive Officer of First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer is a member of the Large Community Bank Council of the Independent Community Bankers of America and the American Bankers Association's Membership Council. During 2022, Mr. Kleer served as Chairman of the Indiana Bankers Association (“IBA”) and continues to serve on its board as the ABA constituent director. Mr. Kleer was named a Sagamore of the Wabash and inducted into the IBA Leaders in Banking Excellence in 2022. Mr. Kleer’s community involvement includes service on the boards of the Boys & Girls Clubs of Wayne County, Richmond Symphony Orchestra, and Reid Health. He has also been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer is a graduate of Indiana University, the ABA Graduate School of Commercial Lending and the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Bradley M. Glover (age 33). Mr. Glover is currently serving as Senior Vice President and Chief Financial Officer of Richmond Mutual Bancorporation and First Bank Richmond. Mr. Glover was appointed Chief Financial Officer in March 2024 after serving as Acting Chief Financial Officer beginning May 2023. He has worked at First Bank Richmond since 2011. He served as Vice President and Controller of the Bank beginning in 2021 before promotion to his role of Chief Financial Officer. Mr. Glover's responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting and investment management. He also manages the accounting functions of the Bank and oversees daily accounting operations, as well as directs and assists in the preparation of regulatory and managerial financial reports. Mr. Glover holds a BS in Accounting from Ball State University’s Miller College of Business and has been recognized by the Indiana Bankers Association for completion of their Leadership Development Program. In addition to his 12-year career in

Banking, Mr. Glover also serves as a board member of Centerville-Abington Community Dollars for Scholars, and a finance committee member of the Richmond Family YMCA.
Dean W. Weinert (age 71). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45+ year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.
Paul J. Witte (age 52). Mr. Witte, employed by First Bank Richmond since 1996, was promoted to President/Chief Operating Officer of the Bank in January 2023. Mr. Witte has recently served as Executive Vice President and previously as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages the lending and operations functions of the Bank. Mr. Witte is a graduate of Ball State University with a BS in Accounting, Corporate Finance and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison.
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
Our net income is primarily derived from the excess of net interest income and non-interest income over non-interest expenses, provisions for credit losses, and taxes. The core component of our net income is driven by net interest income, which centers on the variance between the interest income accrued from interest-earning assets, such as loans and securities, and the interest expense incurred on interest-bearing liabilities, including deposits and borrowings.
The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of rising interest rates, the growth rate of interest income from our assets might lag behind the accelerating interest expenses on liabilities. Conversely, declining interest rates can trigger increased loan prepayments and mortgage-backed security redemptions as borrowers seek lower borrowing costs through refinancing. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, an inverted interest rate yield curve, wherein short-term interest rates (which are usually the rates at which financial institutions borrow funds) surpass long-term rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can compress a financial institution's net interest margin. This occurrence poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2023, approximately 43.9% of our loan and lease portfolio consisted of fixed-rate loans and leases, potentially exposing us to these risks.
As of December 31, 2023, our deposit composition included $349.6 million in certificates of deposit maturing within one year and $523.0 million in noninterest-bearing, NOW checking, savings, and money market accounts. In an increasing interest rate environment, retaining these deposits could lead to a higher cost of funds. Should the interest rates associated with our deposits and borrowings increase at a faster pace than the rates received from loans and other investments, our net interest income and overall earnings might be adversely affected.
A sustained and substantial change in market interest rates could significantly impact our financial condition, liquidity, and operational results. Furthermore, fluctuations in interest rates may adversely affect the valuation of our assets and liabilities, ultimately affecting our earnings.
Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation has surged markedly since the close of 2021 and continued its ascent throughout 2022, marking the highest levels experienced in over four decades. Inflationary pressures persisted at elevated rates through 2023, creating challenges for businesses, particularly small to medium-sized enterprises that lack the scale advantages enjoyed by larger corporations. This discrepancy in leveraging economies of scale may intensify cost pressures for smaller businesses.
The heightened inflationary environment could potentially impact our business customers' ability to repay loans, especially among those facing swift deteriorations in financial conditions. Consequently, our operational and financial standings may face adverse effects. Moreover, a sustained period of inflation holds the potential to drive up wages and other expenses for the Company, further posing risks to our operational performance and financial health. Considering the continued inflationary landscape and its associated impacts, our business outlook could be significantly affected.
Risks Related to Our Business
We have a substantial amount of commercial and multi-family real estate and commercial and industrial loans, and intend to continue to increase originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations.
As of December 31, 2023, our portfolio included commercial real estate, multi-family real estate, and commercial and industrial loans totaling $595.8 million, constituting approximately 53.8% of our total loans and leases. While these loan types typically offer higher potential profitability compared to residential mortgage loans, they inherently carry heightened sensitivity to regional and local economic conditions, posing challenges in accurately forecasting potential losses. Further, these loans often involve substantial balances granted to individual borrowers or related groups, elevating their risk profile, particularly when considering the complexity of the underlying collateral.
Commercial and multi-family real estate, as well as commercial and industrial loans, entail higher risk levels compared to our one- to four-family residential real estate loans. The repayment of such loans depends significantly on the effective management and operation of borrowers’ properties or related businesses. Factors outside the borrower’s control, including adverse market conditions, economic downturns, supply chain disruptions, or shifts in government regulations, among other factors, can significantly impact the repayment ability of these loans.
Recent years have witnessed substantial growth in commercial real estate markets, compounded by intensified competitive pressures that have led to historically low capitalization rates and surging property valuations. The economic disruption spurred by the COVID-19 pandemic has particularly affected commercial real estate markets. Additionally, the pandemic has accelerated the adoption of remote work options, potentially influencing the long-term performance of certain office properties within our commercial real estate portfolio. Moreover, the federal banking regulatory agencies have raised concerns about vulnerabilities within the current commercial real estate market, recognizing the risks associated with these assets. Unlike residential mortgage loans, commercial and industrial loans may be backed by collateral beyond real estate, such as inventory and accounts receivable. The valuation and liquidation of such collateral may pose challenges and are subject to fluctuations in value, especially during defaults.
Failures in our risk management policies, procedures, and controls could impede our ability to effectively manage this portfolio, potentially leading to increased delinquencies and higher losses, thereby materially impacting our business, financial condition, and operational performance.
We have focused on growing our construction and development loan portfolio in recent years which adds additional risks to our loan portfolio.
As of December 31, 2023, our construction and development loans totaled $157.8 million, accounting for approximately 14.2% of our total loan portfolio. This comprises $148.5 million in commercial construction loans and $9.3 million in residential real estate construction loans, reflecting a substantial increase from the $58.4 million, constituting 7.8% of total loans, reported at December 31, 2020.
Engaging in construction lending inherently carries higher credit risk compared to long-term financing for improved, owner-occupied real estate. Loans granted for properties not yet approved for planned development or improvements pose the risk of potential denials or delays in necessary approvals. Additionally, the risk of loss on a construction loan heavily relies on the accuracy of initial property value estimates upon completion compared to the estimated construction costs (inclusive of interest) and other assumptions. Inaccurate cost estimates may necessitate additional fund disbursements beyond the committed amount to protect the property's value. Moreover, misjudgment in estimating the completed project's value may result in the borrower holding a property insufficient to fully repay the construction loan upon its sale. Delays or cost overruns in construction can compound risks, especially when repayments rely on property sales or rentals to third parties, which may not transpire as anticipated. The sale of properties under construction is often challenging and typically requires completion for successful transactions, complicating the handling of problematic construction loans.
Speculative construction loans carry additional risks, including the borrower's ability to secure a take-out commitment for a permanent loan. Loans associated with undeveloped land or future construction also present added risks due to the lack of income generation from the property and its potential illiquid nature as collateral. Furthermore, various risks, such as fraudulent diversion of construction funds, mechanics' liens filed by contractors, subcontractors, or suppliers, and potential contractor failures in completing projects, contribute to the complexity and uncertainties associated with construction and development loans.
Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of such loans could lead to misjudgments in collectability, triggering additional provisions or charge-offs, impacting our profits.
Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, has increased to $753.6 million, or 68.0% of total loans and leases, at December 31, 2023 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A large portion of our commercial loan portfolio is unseasoned, meaning loans were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans may not have been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
If we are unable to maintain and grow revenue from our leasing business our future revenue and earnings may be adversely impacted.
Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. Revenue generated from our leasing business accounted for 15.3% and 15.4% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
We rely solely on brokers and other third-party originators to generate our lease transactions. To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one-person shops and others more established companies, with most of the volume coming from fewer than 25 referral sources. None of our relationships are exclusive and any may be terminated at any time. During 2023, of our $89.7 million in lease originations, the top five brokers/third party originators accounted for approximately 45.6% of our total volume of lease originations, one of whom accounted for approximately 13.3% of our total volume of lease originations. At December 31, 2023, our top 25 brokers/third party originators collectively accounted for 81.7% of our total direct financing lease portfolio, with our largest broker/third party originator accounting for 10.9% of the portfolio. Losing top brokers or third-party originators, or their customers, without finding comparable alternatives, could decrease leasing volume, leading to potential revenue decline, materially impacting our business, financial condition, and results of operations.
Our leasing business exposes us to different credit risks than our real estate secured lending.
At December 31, 2023, direct financing leases totaled $156.6 million, or 14.1% of our total loan and lease portfolio. Our direct financing leases, while short term in nature, are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral may not provide an adequate source of repayment for the outstanding lease balance and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Also, if a lessee under a defaulted lease files for protection under the bankruptcy laws, then: (i) we may experience difficulties and delays in recovering the equipment from the defaulting party; (ii) the equipment may be returned in poor condition; and (iii) we may be unable to enforce important contract provisions against the insolvent party. We do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
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

Moreover, approximately $52.4 million or 33.3% of our total lease portfolio is to customers located in California, New York, Florida, and Arkansas. A return of recessionary conditions or adverse economic conditions within these market areas may reduce our leasing volume and affect our customers' ability to make lease payments, resulting in higher defaults, which may result in our inability to fully recover our investment in the related equipment and adversely impact our business, financial condition, and results of operations.
If our allowance for credit losses is not sufficient to cover actual losses, our earnings could decrease.
We periodically review our allowance for credit losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations.
If lead institutions fail to provide timely updates on changes in credit quality for the underlying loans in our loan participation agreements, it could lead to misstatements in our ACL and potential losses on these loans.
If the lead institutions on our loan participation agreements do not keep us informed about the changes in credit quality on the underlying loans in a timely manner, this could result in misstatements in our ACL, or possibly losses on these loans. Additionally, reliance on lead institutions for credit information exposes us to counterparty risk, where financial difficulties or failures on their part could jeopardize our ability to accurately assess and manage risks associated with loan participations. Inadequate disclosure or reporting of credit quality changes by lead institutions may lead to non-compliance with regulatory requirements, exposing us to regulatory scrutiny, fines, or other penalties. Furthermore, misstatements in ACL due to delayed credit updates could damage our reputation and credibility in the market, posing a significant reputational risk. Moreover, failure to accurately assess and disclose risks associated with loan participations may expose us to legal liabilities, including lawsuits from investors or regulatory agencies alleging inadequate risk management practices and misleading disclosures. At December 31, 2023, we had $93.4 million in loan participations in which we were not the lead lender.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio is impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2023, we had no securities that were deemed impaired.
A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio. Borrowings, especially from the Federal Home Loan Bank and repurchase agreements, also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, or a decrease in the confidence of our depositors in our ability to meet withdrawal demands. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry or deterioration in credit markets.
We use estimates in determining the fair value of certain assets, such as mortgage servicing rights (“MSRs”). If our estimates prove to be incorrect, we may be required to write down the value of these assets, which could adversely affect our earnings.
We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2023, the book value of our MSRs was $1.9 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.
If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2023, we owned $12.6 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The most recent stock buyback initiated by the FHLB of Indianapolis was in 2015. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, face regulatory action, civil litigation and/or suffer damage to our reputation. Although we have not experienced any material technology failures, cyber-attacks or other information or security breaches, or material losses related to any such events to date, there can be no assurance that we will not suffer such events, losses or other consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats and our role as a provider of financial services, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, the outsourcing of some of our business operations, threats of cyber-terrorism, and system and customer account updates and conversions. As a result, cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain an area of substantial concern.
Our information systems may experience failure, interruption or breach in security.
Our business heavily relies on electronic communication and information systems, serving as the backbone for our operations and storage of sensitive data. Any disruption, failure, or breach in the security of these systems could significantly disrupt our operations. Cybersecurity threats encompass a range of incidents, including unauthorized access attempts, data breaches, computer viruses, and denial-of-service attacks. These events may lead to data theft, misuse, loss, or destruction, compromising confidential customer information, account takeovers, or service unavailability. These threats can stem from multiple sources, ranging from human errors to deliberate acts of malice from internal or external parties, or even unforeseen technological failures. Despite our proactive measures, including encryption, authentication technologies, and extensive education initiatives for both employees and customers, the expanding use of cloud services and remote work technologies exposes us to heightened vulnerability to cyber-attacks. The risk associated with security breaches or disruptions, especially those stemming from cyber-attacks, has become more pronounced due to the increasing sophistication and frequency of global intrusion attempts. Despite our continuous efforts to maintain the security and integrity of our information systems and implement robust risk management strategies, there's an inherent challenge. Cyber-attacks often evolve at a pace that makes it difficult to proactively anticipate and mitigate them effectively. The dynamic nature of these threats means it's nearly impossible to entirely eliminate the risk. In the unfortunate event of a cyber-attack, delayed identification or response to the breach could significantly worsen its impact on our business, financial standing, and operational integrity. While we maintain specialized cyber insurance coverage, it may not cover every potential breach scenario, leaving certain instances uncovered.
The repercussions of a security breach or major disruption to our information systems, as well as those of our customers, merchants, or third-party vendors, can be extensive. This includes disrupting operations, unauthorized access to sensitive information, potential legal violations, increased regulatory scrutiny, civil litigation, resource-intensive efforts to rectify the situation, damage to our reputation, or loss of customers. Any of these scenarios could have a material and adverse effect on our business, financial position, and operational outcomes.
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
We are subject to environmental liability risk associated with lending activities on properties we own.
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
First Bank Richmond is subject to extensive regulation, supervision and examination by the FDIC and the IDFI, and Richmond Mutual Bancorporation is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of First Bank Richmond, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.
We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment of critical financial line items and affect our profitability.
Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.
One such significant change from 2022 was the implementation of the Current Expected Credit Losses (“CECL”) model, which we adopted on January 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, will be presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the former GAAP's "incurred loss" model, delaying recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods.
An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.
On January 1, 2023, we adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL model, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. Additionally, as a part of the CECL adoption, we established an allowance for credit losses on unfunded commitments by recording a one-time adjustment from stockholder’s equity of $1.8 million, which is reported in other liabilities on the Condensed Consolidated Balance Sheets.
Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperature increases, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives have occurred under the current administration, including increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.
Other Risks
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or on terms acceptable to us.
We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We believe the net proceeds of our initial public offering will be sufficient to permit us to maintain regulatory compliance for the foreseeable future. Nevertheless, we may elect to raise more capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital in the future. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. We cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, or if the terms of such a capital raise are not advantageous, it may have a material adverse effect on our financial condition, results of operations and prospects.
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
Our board of directors is authorized to allow us to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders. In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.
You may not receive dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future cash dividends will be subject to, among other things, regulatory restrictions, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. Richmond Mutual Bancorporation will depend primarily upon the proceeds it retained from the initial public offering as well as earnings of First Bank Richmond to provide funds to pay dividends on our common stock. The payment of dividends by First Bank Richmond is also subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations. As a result, any payment of dividends in the future by Richmond Mutual Bancorporation may depend on First Bank

Richmond’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity

Risk Management and Strategy

The Company's Information Security Program ("ISP") is a robust framework overseen by the Information Technology Board Committee ("ITBC") and the IT Steering Committee ("ITSC"). These committees play a pivotal role in managing technology and cyber risks, ensuring compliance with regulatory requirements, and fostering a controlled risk environment.
The ITBC meets quarterly, while the ITSC meets monthly. Meeting minutes from the ITSC are regularly submitted to the Board for review. These two committees jointly oversee the organization's information technology and cyber risk posture, focusing on the assessment of information and cybersecurity risks. Evaluated risks are subject to rigorous controls, ensuring both design and operational effectiveness and adherence to regulatory requirements. In instances where a risk is identified as inadequately controlled, remediation measures are implemented to reduce the risk to an acceptable level. This commitment to ongoing assessment and responsiveness enhances our ability to adapt to emerging threats and maintain a proactive stance in managing risks effectively.
The identification of risks is a multifaceted process that involves a range of activities. This includes monitoring of guidance issued by regulatory authorities, participating in professional forums, conducting both internal and external audits, collaborating with third-party services, reviewing policies, and adhering to best practice frameworks including Federal Financial Institutions Examination Council ("FFIEC") guidance and information security requirements established in the Gramm-Leach Bliley Act, along with other relevant state laws and agency regulations. Furthermore, we emphasize the importance of maintaining a collaborative relationship with third-party service providers/vendors. This collaborative approach enhances our risk management capabilities and ensures a shared commitment to maintaining a secure information environment.
Moreover, our commitment to robust risk management extends to the maintenance of a comprehensive Security Incident Response Plan ("SIRP"). This SIRP serves as a framework for effectively addressing and mitigating security incidents. Within this plan, we integrate accessible resources to fortify our response capabilities. This includes establishing collaborative partnerships with insurance providers, regulatory agencies, and law enforcement agencies, ensuring a seamless and coordinated approach in the event of a security incident. Recognizing the interdependence of our practices with service providers and vendors, we actively engage with our partners during the notification and investigation processes following a security incident. This collaborative effort is designed to foster complete visibility into the nature and scope of security risks and events, enabling a unified and effective response.
Our SIRP is dynamic and adaptable, evolving in tandem with the ever-changing cybersecurity landscape. By regularly updating and refining our response strategies, we remain prepared to confront emerging threats.
As of the reporting period, the Company has not experienced any material cybersecurity events or incidents. Although third-party service providers have encountered cybersecurity events or incidents, these occurrences have not resulted in a material impact on our systems, computing environments, or data.
Governance
Our Board, supported by the ITBC and the ITSC, actively oversees our processes for management of cybersecurity risks and threats. The Board's responsibilities include the ongoing administration of the ISP, conducting an annual review, and granting approval. Regular reviews of reports by both the Board and the ITBC, submitted by the ITSC, ensure timely awareness of emerging concerns and facilitate continuous enhancements to our cybersecurity posture. In addition to governance oversight, the Board designates key roles crucial for effective cybersecurity management. This includes appointing the Information Security Officer ("ISO"), Chief Information Officer ("CIO"), and Chief Compliance Officer ("CCO"). The ISO and CIO roles are filled jointly by one individual, who has been with the organization for 19 years with over 25 years of experience in information technology. Our Chief Compliance Officer has been with the organization for over 36 years, with over 15 years of experience in compliance. These professionals bring diverse qualifications, certifications, and experience, ensuring a comprehensive approach to our information security initiatives. These qualifications and certifications include Certified Information Security Manager (CISM), Certified Banking Security Manager (CBSM), and Certified Information Security Professional (CISSP).
Our governance structure ensures a comprehensive approach to managing cybersecurity risks and threats, aligning with the Board-approved ISP. The ITBC, which is comprised of several Board members, the CIO, ISO, Chief Executive Officer and Chief Operating Officer, is responsible for establishing and updating the Company's Risk Appetite Statement. The ITSC, appointed by the Board of Directors and comprised of the CIO, ISO, CCO and various other representatives from each area of the Bank, is responsible for overseeing ISP compliance. This involves delineating lines of responsibility and accountability for information security risk management decisions. The ITSC also reviews and approves significant changes to our control environments, ensuring that outside independent organizations conduct annual vulnerability assessments and penetration tests. Furthermore, they examine reports submitted by the ISO.
The ISO is responsible for reporting, at least annually, to the Board of Directors on the status of the ISP, including overall compliance, risk management, vendor management, audit and testing results, breaches and incidents, and recommended updates to the ISP.
Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2023, the net book value of our real properties, including land, was $13.3 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The NASDAQ Capital Market under the symbol "RMBI." There were approximately 440 shareholders of record of our common stock as of March 29, 2024.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2023, the Company paid cash dividends equal to $0.56 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1, 2023 - October 31, 2023	35,646	$10.28	35,646	923,965
November 1, 2023 - November 30, 2023	32,753	10.46	32,753	891,212
December 1, 2023 - December 31, 2023	23,176	11.53	23,176	868,036
	91,575	$10.66	91,575
(1) On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;

•changes in the interest rate environment, including the recent past increases in the Federal Reserve benchmark rate and duration at which such elevated interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;

•the impact of continuing high inflation and the current and future monetary policies of the Federal Reserve in response thereto;

•the effects of any federal government shutdowns;
•general economic conditions, either nationally or in our market areas, which are worse than expected;
•changes in the level and direction of loan or lease delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services; and
•the other risks described elsewhere in this Form 10 K and our other reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).
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
At December 31, 2023, on a consolidated basis, we had $1.5 billion in assets, $1.1 billion in loans, $1.0 billion in deposits and $134.9 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2023 was 14.1%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2023, we reported net income of $9.5 million, compared with net income of $13.0 million for 2022.

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
Available for Sale Securities. Under Financial Accounting Standards Board (“FASB”) Codification Topic 320 (ASC320), Investments-Debt, investment securities must be classified as held to maturity, available for sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and which do not affect earnings until realized.
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
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2023, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans and construction loans, totaled $753.6 million, or 68.0% of total loans and leases, with approximately $253.5 million of these loans, or 33.6% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit of $250,000 or more and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 68.7% of our total deposits as of December 31, 2023.
Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.72% at December 31, 2023.
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
Selected Consolidated Financial and Other Data
The Financial Condition Data and Operating Data as of and for the years ended December 31, 2023 and 2022 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2023	2022
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,461,024	$1,328,026
Loans and leases, net(1)	1,090,073	961,691
Securities available for sale, at fair value	282,688	284,900
Investment securities, at amortized cost	4,950	6,672
FHLB stock	12,647	9,947
Deposits	1,041,140	1,005,261
FHLB advances	271,000	180,000
Stockholders’ equity	134,860	132,385
_____________________
(1) Net of allowances for credit losses, loans in process and deferred loan fees.

	Years Ended December 31,
	2023	2022
	(In thousands)
Selected Operations Data:
Total interest income	$67,410	$51,858
Total interest expense	29,748	10,219
Net interest income	37,662	41,639
Provision for credit losses	532	600
Net interest income after provision for credit losses	37,130	41,039
Service charges on deposit accounts	1,115	1,050
Card fee income	1,259	1,210
Loan and lease servicing fees	448	862
Gain on loan and lease sales	518	639
Other income	1,271	1,105
Total non-interest income	4,611	4,866
Total non-interest expenses	30,738	30,157
Income before provision for income taxes	11,003	15,748
Provision for income taxes	1,516	2,783
Net income	$9,487	$12,965

	At or For the Years Ended December 31,
	2023	2022
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.68%	1.01%
Return on average equity (ratio of net income to average equity)	7.36%	8.79%
Yield on interest-earning assets	4.98%	4.18%
Rate paid on interest-bearing liabilities	2.59%	1.01%
Interest rate spread information:
Average during period	2.39%	3.17%
End of period	2.27%	3.09%
Net interest margin(1)	2.78%	3.36%
Operating expense to average total assets	2.20%	2.35%
Average interest-earning assets to average interest-bearing liabilities	117.81%	122.34%
Efficiency ratio(2)	72.71%	64.85%
Asset quality ratios:
Non-performing assets to total assets(3)	0.56%	0.69%
Non-performing loans and leases to total gross loans and leases(4)	0.72%	0.94%
Allowance for credit losses on loans and leases to non-performing loans and leases(4)	195.80%	135.28%
Allowance for credit losses on loans and leases to total gross loans and leases	1.42%	1.27%
Net charge-offs to average outstanding loans and leases during the period	0.06%	0.03%
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	12.85%	13.23%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	10.64%	11.20%
Tier 1 risk-based capital (to risk weighted assets)(5)	12.85%	13.23%
Total risk-based capital (to risk weighted assets)(5)	14.10%	14.31%
Equity to total assets at end of period	9.23%	10.01%
Average equity to average assets	9.20%	11.51%
Per share data:
Basic earnings per share	$0.91	$1.20
Diluted earnings per share	0.91	1.17
Cash dividends paid	0.56	0.40
Book value at year end	12.03	11.28
Tangible book value at year end (6)	12.03	11.28
Other data:
Number of full-service offices	12	12
Full-time equivalent employees	176	181
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

Financial Condition at December 31, 2023 Compared to December 31, 2022
General. Total assets increased $133.0 million, or 10.0%, to $1.5 billion at December 31, 2023 from December 31, 2022. The increase was driven by a $128.4 million, or 13.3%, increase in the loan and lease portfolio, net of allowance for credit losses on loans and leases, partially offset by a $3.9 million, or 1.3% decrease in investment securities. The increase in loans and leases was primarily funded by a $91.0 million, or 50.6%, increase in FHLB advances and a $35.9 million, or 3.6%, increase in deposits.
Loans and Leases. Our loan and lease portfolio, net of allowance for credit losses on loans and leases, increased $128.4 million, or 13.3%, to $1.1 billion at December 31, 2023 from $961.7 million at December 31, 2022. The majority of the growth occurred in commercial real estate loans which increased $43.5 million, or 14.6%, to $341.6 million, and in direct financing leases which increased $23.1 million, or 17.3%, to $156.6 million at December 31, 2023 compared to the prior year. We also experienced a $13.8 million, or 11.1%, increase in multi-family loans, a $15.9 million, or 10.1%, increase in residential real estate loans (including home equity lines of credit), a $17.9 million, or 12.8%, increase in construction and development loans, a $15.0 million, or 14.9% increase in commercial and industrial loans, and a $2.2 million, or 10.5%, increase in consumer loans.
The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for credit losses on loans and leases) as of the dates indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage(1)	$162,123	14.65%	$146,129	14.99%
Home equity lines of credit	10,904	0.99	11,010	1.13
Multi-family	138,757	12.54	124,914	12.81
Commercial mortgage	341,633	30.87	298,087	30.57
Construction and development	157,805	14.26	139,923	14.35
Total real estate loans	811,222	73.31	720,063	73.85

Consumer loans	23,264	2.10	21,048	2.16

Commercial business loans and leases:

Commercial and industrial	115,428	10.43	100,420	10.30
Leases	156,598	14.15	133,469	13.69
Total commercial business loans and leases	272,026	24.58	233,889	23.99

Total loans and leases	1,106,512	100.00%	975,000	100.00%

Less:
Deferred fees and discounts	776		896
Allowance for credit losses on loans and leases	15,663		12,413
Total loans and leases, net	$1,090,073		$961,691
_____________________
(1)Includes $6.4 million and $4.7 million of loans secured by second mortgages on residential properties at December 31, 2023 and 2022, respectively.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases more than 90 days past due, totaled $8.0 million, or 0.72% of total loans and leases at December 31, 2023, compared to $9.2 million, or 0.94% of total loans and leases at December 31, 2022. The decrease in nonperforming loans was primarily attributable to a $1.3 million decrease in commercial and industrial loans, primarily due to one loan of $1.3 million secured by business assets and a second mortgage, previously past due more than 90 days and still accruing that was paid off in 2023. At December 31, 2023, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.
Allowance for Credit Losses. On January 1, 2023, the Company adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. The allowance for credit losses on loans and leases totaled $15.7 million, or 1.42% of total loans and leases outstanding at December 31, 2023. At December 31, 2022, prior to the adoption of CECL, the allowance for loan and lease losses totaled $12.4 million, or 1.27% of total loans and leases outstanding. Additionally, as a part of CECL adoption, the Company established an allowance for credit losses on unfunded commitments by recording a one-time adjustment from equity of $1.8 million. This allowance, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $1.6 million at December 31, 2023. Net charge-offs during 2023 were $678,000 compared to net charge-offs of $295,000 during 2022.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2023, which evaluation included consideration of persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, stock market volatility, and increased geopolitical risk. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Investment Securities. Investment securities decreased $3.9 million, or 1.3%, to $287.6 million at December 31, 2023, from $291.6 million at December 31, 2022. The decrease was primarily due to maturities and paydowns of securities of $22.5 million, partially offset by a $8.5 million upward mark-to-market adjustment in the fair value of securities available for sale and the purchase of $11.2 million of new securities.
Deposits. Total deposits increased $35.9 million, or 3.6%, to $1.0 billion at December 31, 2023 compared to December 31, 2022.  This increase was primarily due to an increase in non-brokered time deposits of $46.4 million, or 22.9%, as well as an increase in brokered time deposits of $10.9 million, or 4.2%. These increases were partially offset by a decrease of $23.9 million, or 8.5%, in savings and money market accounts, and a $5.6 million, or 3.6%, decrease in interest-bearing demand deposits. Management attributes the shift in funds to customers taking advantage of higher rates being paid on time deposits in 2023 as a result of interest rate hikes enacted by the Federal Reserve. At December 31, 2023, brokered deposits equaled $268.8 million, or 25.8% of total deposits compared to $257.9 million, or 25.7% of total deposits at December 31, 2022. At December 31, 2023, noninterest-bearing deposits totaled $114.4 million, or 11.0% of total deposits, compared to $106.4 million, or 10.6%, of total deposits at December 31, 2022.
As of December 31, 2023, approximately $216.0 million of our deposit portfolio, or 20.7% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond’s regulatory reporting requirements.
Borrowings. Borrowings, consisting solely of FHLB advances, totaled $271.0 million at December 31, 2023, compared to $180.0 million at December 31, 2022. The additional borrowings were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $134.9 million at December 31, 2023, an increase of $2.5 million, or 1.9%, from December 31, 2022. The increase in stockholders’ equity primarily was the result of net income of $9.5 million and a decrease in Accumulated Other Comprehensive Loss (“AOCL”) of $6.7 million, partially offset by the payment of $5.9 million in dividends to Company stockholders, the repurchase of $6.3 million of Company common stock, and the one-time adjustment to retained earnings of $3.8 million for the adoption of CECL during the first quarter. The decrease in AOCL is primarily due to the improvement in mark-to-market values associated with our available-for-sale investment securities portfolio. At December 31, 2023, the available for sale portfolio had a net unrealized loss of $54.5 million compared to a net unrealized loss of $63.0 million at December 31, 2022. The AOCL impact to equity, after tax effecting the unrealized loss, was $43.0 million at December 31, 2023, compared to $49.8 million at December 31, 2022. First Bank Richmond was considered “well-capitalized” as defined by all regulatory standards as of December 31, 2023.

Comparison of Results of Operations for the Years Ended December 31, 2023 and 2022
General. Net income totaled $9.5 million for 2023 compared to $13.0 million in 2022, a decrease of $3.5 million or 26.8%. The decrease in net income was due to a $19.5 million, or 191.1%, increase in interest expense, a $256,000, or 5.3%, decrease in non-interest income and a $583,000, or 1.9%, increase in non-interest expense, partially offset by a $15.6 million, or 30.0%, increase in interest income and a $1.3 million, or 45.5%, decrease in income tax expense.
Interest Income. Total interest income for 2023 increased $15.6 million or 30.0% over 2022. The increase primarily was a result of an 80 basis point increase in the average yield on interest earning assets, alongside $114.1 million increase in the average balance of interest earning assets. Interest earned on loans and leases increased $14.2 million, or 31.8%, due to a $146.6 million increase in the average balance of and a 66 basis point increase in the average yield earned on loans and leases. Interest earned on investment securities, excluding FHLB stock, increased $491,000, or 7.3%, due to a 42 basis point increase in the average yield, partially offset by a $33.3 million decrease in the average balance of the portfolio. Dividends on FHLB stock increased $452,000, or 113.3%, during 2023 compared to the prior year. The average yield on FHLB stock during 2023 was 7.92%, up 387 basis points from 4.05% during the prior year, while the average balance of FHLB stock outstanding during 2023 was $10.8 million, up from $9.9 million during 2022. Interest on cash and cash equivalents increased $409,000 due to a 298 basis point increase in the average yield.
Interest Expense. Total interest expense increased $19.5 million, or 191.1%, to $29.7 million during 2023 compared to $10.2 million during 2022. The increase primarily was the result of an increase in the average cost of certificate of deposit accounts, savings and money market accounts, and borrowings and, to a lesser extent, an increase in average balance of certificate of deposit accounts and borrowings. The average rate paid on certificate of deposit accounts increased 213 basis points to 3.29% from 1.16% in 2022, while the average balance of certificate of deposit accounts increased $125.3 million, or 32.6%, to $509.3 million in 2023 compared to $384.0 million in 2022, resulting a $12.3 million increase in interest expense. The average rate paid on savings and money market accounts increased 106 basis points to 1.82% from 0.76% in 2022, while the average balance of those accounts decreased $10.2 million, or 3.6%, to $274.5 million in 2023 compared to $284.7 million in 2022, resulting a $2.8 million increase in interest expense. The average balance of interest-bearing checking accounts decreased $17.2 million, or 10.4%, to $148.0 million in 2023 from $165.2 million in 2022, while the average rate paid on interest-bearing checking accounts increased 39 basis points to 0.71% in 2023 from 0.32% in 2022, resulting in a $520,000 increase in interest expense. Interest expense on borrowings, consisting solely of FHLB advances, increased $3.8 million, or 124.4%, due to a 146 basis point increase on the average rate paid to 3.18% in 2023 from 1.72% in 2022, and a $38.1 million, or 21.1%, increase in the average balance of borrowings to $218.0 million in 2023 from $180.0 million in 2022.
Net Interest Income. Net interest income before provision for credit losses decreased $4.0 million, or 9.5%, to $37.7 million in 2023 compared to $41.6 million in 2022, primarily due to a 78 basis point decrease in the average interest rate spread. Our net interest margin in 2023 was 2.78%, a decrease of 58 basis points compared to 2022 as a result of a decline in net interest income coupled with an increase in average-interest earning assets during the year.
Since March 2022, in response to inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve System has increased the target range for the federal funds rate by 500 basis points, including 100 basis points during 2023, to a range of 5.25% to 5.50%. While net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings which tend to be shorter in duration than our assets and re-price or reset faster than assets.
Provision for Credit Losses. The provision for credit losses in 2023 was $532,000, a $68,000, or 11.3%, decrease compared to $600,000 in 2022. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. As a result of the adoption of CECL on January 1, 2023, the provision for credit losses calculated prior to that date was determined using the previously applied incurred loss methodology rather than the CECL methodology, and as a result the amounts are not directly comparable. Net charge-offs during 2023 were $678,000 compared to net charge-offs of $295,000 in 2022. The allowance for credit losses on loans and leases as a percentage of the total loan and lease portfolio was 1.42% at year-end 2023, compared to 1.27% at year-end 2022. Net charge-offs in 2023 equaled 0.06% of total average loans and leases outstanding compared to net charge-offs of 0.03% of total average loans and leases outstanding in 2022.
Non-interest Income. Total non-interest income decreased $256,000, or 5.3%, to $4.6 million for 2023 compared to $4.9 million for 2022.  The decrease was primarily driven by a decrease in loan and lease servicing fees of $414,000, or 48.0%, to $448,000 in 2023 from $862,000 in 2022, as a recovery of mortgage servicing rights of $380,000 was recognized in 2022 and not replicated in 2023. Net gains on loan and lease sales decreased $121,000, or 19.0%, to $518,000 in 2023 from $639,000 in 2022, as mortgage banking activity declined due to lower refinancing activity, a lower supply of houses for sale in the Bank's market area, and increases in residential mortgage rates. Partially offsetting these decreases were increases in other income and service charges on deposit accounts. Other income increased $165,000, or 14.9%, to $1.3 million during 2023 compared to $1.1 million during 2022 primarily due to fees earned from our participation in a loan hedging program with a correspondent bank, along with increased wealth management income. Service charges on deposit accounts increased $65,000, or 6.2%, to $1.1 million during 2023 compared to $1.0 million during 2022 as a result of increased demand deposit account service fees and non-sufficient funds fees. In addition, card fee income increased $49,000, or 4.1%, due to increased debit card usage.
Non-interest Expenses. Total non-interest expense increased $582,000, or 1.9%, to $30.7 million during 2023 compared to 2022, primarily due to increases in deposit insurance expense, data processing fees, and legal and professional fees, partially offset by decreases in salaries and employee benefits and equipment expenses.
Deposit insurance expense increased $669,000, or 135.4%, to $1.2 million in 2023 from $494,000 in 2022, due to a change in our asset and deposit mix, as well as an increase in the initial base deposit insurance assessment rate during 2023. Data processing fees increased $636,000, or 23.4%, to $3.3 million in 2023 from $2.7 million in 2022, primarily due to increased software and core provider expenses. Legal and professional fees increased $178,000, or 12.5%, to $1.6 million in 2023 from $1.4 in 2022, primarily due to increased accounting services expense. Salaries and employee benefits decreased $1.0 million, or 5.6%, to $17.4 million in 2023 from $18.5 million in 2022, primarily due to decreased bonus expense. Equipment expenses decreased $141,000, or 11.1%, to $1.1 million in 2023 from $1.3 million in 2022, primarily due to decreased depreciation expenses.
Income Tax Expense. Income tax expense decreased $1.3 million in 2023 compared to 2022.  This decrease in income tax expense was primarily due to pretax income decreasing $4.7 million, or 30.1%, and a lower effective tax rate in 2023. The effective tax rate for the year ended 2023 was 13.8% compared to 17.7% in 2022. The decline in the effective tax rate primarily was due to the use of a pooled captive insurance company, which was formed during 2022, that allows the Company to assume more control over insurance risks, as well as tax deductions related to the employee stock ownership plan.

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

	Years Ended December 31,
	2023			2022
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,044,471	$58,794	5.63%	$897,918	$44,594	4.97%
Securities	285,600	7,203	2.52%	318,917	6,712	2.10%
FHLB stock	10,750	851	7.92%	9,856	399	4.05%
Cash and cash equivalents and other	13,728	562	4.09%	13,739	153	1.11%
Total interest-earning assets	1,354,549	67,410	4.98%	1,240,430	51,858	4.18%
Non-earning assets	45,212			40,659
Total assets	1,399,761			1,281,089

Interest-bearing liabilities:
Savings and money market accounts	274,497	4,989	1.82%	284,725	2,153	0.76%
Interest-bearing checking accounts	147,964	1,054	0.71%	165,213	534	0.32%
Certificate accounts	509,316	16,767	3.29%	384,038	4,441	1.16%
Borrowings	218,025	6,938	3.18%	179,966	3,091	1.72%
Total interest-bearing liabilities	1,149,802	29,748	2.59%	1,013,942	10,219	1.01%
Noninterest-bearing demand deposits	107,192			111,990
Other liabilities	13,924			7,686
Stockholders' equity	128,843			147,471
Total liabilities and stockholders' equity	1,399,761			1,281,089

Net interest income		$37,662			$41,639
Net earning assets	$204,747			$226,488
Net interest rate spread(1)			2.39%			3.17%
Net interest margin(2)			2.78%			3.36%
Average interest-earning assets to average interest-bearing liabilities	117.81%			122.34%
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

	Years Ended December 31,
	2023 vs. 2022
	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$7,295	$6,905	$14,200
Securities	(687)	1,178	491
FHLB stock	36	416	452
Cash and cash equivalents and other	—	409	409

Total interest-earning assets	$6,644	$8,908	$15,552

Interest-bearing liabilities:
Savings and money market accounts	$(78)	$2,914	$2,836
Interest-bearing checking accounts	(55)	575	520
Certificate accounts	1,456	10,870	12,326
Borrowings	656	3,191	3,847

Total interest-bearing liabilities	$1,979	$17,550	$19,529

Change in net interest income			$(3,977)
Capital and Liquidity
Capital. Shareholders' equity totaled $134.9 million at December 31, 2023 and $132.4 million at December 31, 2022. In addition to net income of $9.5 million, other sources of capital during 2023 included $612,000 related to the allocation of ESOP shares during the year, $1.6 million related to stock-based compensation and a decrease in AOCL of $6.7 million. Uses of capital during 2023 included $5.9 million of dividends paid on common stock and $6.3 million of stock repurchases. The decrease in AOCL primarily was due to the improvement in mark-to-market values associated with the Company's available-for-sale investment securities portfolio.
We paid regular quarterly cash dividends of $0.14 per common share during 2023, compared to $0.10 per share during 2022. This equates to a dividend payout ratio of 62.4% in 2023 and 34.0% in 2022. We currently expect to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2024 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our current outstanding shares at December 31, 2023. The amount of dividends, if any, we may pay may be limited as more fully discussed in "Note 17: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Item 8 of this Form 10-K.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares that remained available for the repurchase at that date under the existing program, and extended the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. As of December 31, 2023, the Company had approximately 868,036 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
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
As of December 31, 2023, we had approximately $6.7 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of December 31, 2023, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $86.4 million. Furthermore, at December 31, 2023, we had approximately $147.3 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2023. These include payments related to (i) long-term borrowings (Note 10 - Federal Home Loan Bank Advances), (ii) time deposits with stated maturity dates (Note 9 - Deposits) and (iii) commitments to extend credit and standby letters of credit (Note 13 - Commitments and Contingent Liabilities).
We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives for 2024, management does not expect cash expenditures for capital investment in premises and equipment to have a material effect on our liquidity, capital resources or operations.

Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. "Note 17: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Part II, Item 8 and "How We Are Regulated - Dividends" contained in Part I, Item I of this Form 10-K. At December 31, 2023, Richmond Mutual Bancorporation, on an unconsolidated basis, had $13.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.
Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks. At December 31, 2023, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0
Common equity tier 1 capital (to risk weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,409	10.6	59,931	4.0	74,914	5.0

As of December 31, 2022

Total risk-based capital (to risk weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%
Tier 1 risk-based capital (to risk weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0
Common equity tier 1 capital (to risk weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	152,391	11.2	54,421	4.0	68,026	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2023, the Bank’s CET1 capital exceeded the required capital conservation buffer.

For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2023, it would have exceeded all regulatory capital requirements.
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
The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$34,771	(2.71)%
+200	35,220	(1.46)
+100	35,476	(0.74)
Level	35,741	—
-100	36,513	2.16
-200	37,379	4.58
-300	39,578	10.74
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
The table below sets forth, as of December 31, 2023, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$91,055	$(44,673)	(32.91)%
+200	108,951	(26,777)	(19.73)
+100	121,703	(14,025)	(10.33)
Level	135,728	—	—
-100	155,610	19,882	14.65
-200	167,204	31,476	23.19
-300	184,073	48,345	35.62
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

Shareholders, Board of Directors, and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (Company) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes collectively referred to as the “financial statements”. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for accounting for credit losses due to the adoption of Accounting Standards Codification Topic 326, Financial Instruments.

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

/s/ FORVIS, LLP
FORVIS, LLP

We have served as the Company’s auditor since at least 1982; however, an earlier year cannot be determined.
Indianapolis, Indiana
March 29, 2024

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

Assets
Cash and due from banks	$8,578,489	$7,782,348
Interest-bearing demand deposits	11,661,636	8,139,745
Cash and cash equivalents	20,240,125	15,922,093
Interest-bearing time deposits	—	490,000
Investment securities - available for sale	282,688,326	284,899,665
Investment securities - held to maturity	4,949,530	6,672,233
Loans held for sale	793,500	473,700
Loans and leases, net of allowance for credit losses of $15,663,153 and $12,413,035, respectively	1,090,073,198	961,690,677
Premises and equipment, net	13,311,892	13,668,496
Federal Home Loan Bank stock	12,647,100	9,947,300
Interest receivable	5,843,705	4,710,481
Mortgage-servicing rights	1,945,367	2,011,889
Cash surrender value of life insurance	3,764,929	3,674,499
Other assets	24,766,129	23,865,378

Total assets	$1,461,023,801	$1,328,026,411

Liabilities
Noninterest-bearing deposits	$114,376,777	$106,414,812
Interest bearing deposits	926,763,134	898,845,958
Total deposits	1,041,139,911	1,005,260,770
Federal Home Loan Bank advances	271,000,000	180,000,000
Advances by borrowers for taxes and insurance	588,371	560,196
Interest payable	4,396,952	1,369,351
Other liabilities	9,038,991	8,451,521
Total liabilities	1,326,164,225	1,195,641,838

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,208,500 shares and 11,784,246 shares at December 31, 2023 and 2022, respectively	112,085	117,842
Additional paid-in capital	101,347,566	106,088,897
Retained earnings	87,902,747	88,122,052
Unearned employee stock ownership plan (ESOP)	(11,457,726)	(12,193,043)
Accumulated other comprehensive loss	(43,045,096)	(49,751,175)
Total stockholders' equity	134,859,576	132,384,573

Total liabilities and stockholders' equity	$1,461,023,801	$1,328,026,411
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
Years Ended December 31, 2023 and 2022

	2023	2022
Interest Income
Loans and leases	$58,793,495	$44,593,660
Investment securities	8,054,095	7,111,383
Other	562,323	152,958
Total interest income	67,409,913	51,858,001
Interest Expense
Deposits	22,809,866	7,128,195
Borrowings	6,937,656	3,091,146
Total interest expense	29,747,522	10,219,341
Net Interest Income	37,662,391	41,638,660
Provision for credit losses	531,974	600,000
Net Interest Income After Provision for Credit Losses	37,130,417	41,038,660
Non-interest Income
Service charges on deposit accounts	1,115,079	1,049,777
Card fee income	1,258,718	1,209,528
Loan and lease servicing fees, including mortgage servicing right impairment	448,027	861,758
Net gains on loan and lease sales	517,883	639,274
Other income	1,271,072	1,106,436
Total non-interest income	4,610,779	4,866,773
Non-interest Expenses
Salaries and employee benefits	17,438,599	18,478,020
Net occupancy expenses	1,333,625	1,425,018
Equipment expenses	1,127,770	1,268,812
Data processing fees	3,348,543	2,712,950
Deposit insurance expense	1,163,060	494,000
Printing and office supplies	163,339	194,462
Legal and professional fees	1,598,453	1,420,352
Advertising expense	385,471	459,478
Bank service charges	204,161	137,601
Real estate owned expense	58,759	30,067
Other expenses	3,916,699	3,535,767
Total non-interest expenses	30,738,479	30,156,527
Income Before Income Tax Expense	11,002,717	15,748,906
Provision for income taxes	1,515,881	2,783,467
Net Income	$9,486,836	$12,965,439
Earnings Per Share
Basic	$0.91	$1.20
Diluted	$0.91	$1.17
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023 and 2022

	2023	2022

Net Income	$9,486,836	$12,965,439

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(1,782,629) and $12,902,816	6,706,079	(48,539,164)

Comprehensive Income (Loss)	$16,192,915	$(35,573,725)
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2021	12,400,195	$124,002	$114,339,810	$79,564,163	$(12,928,359)	$(1,212,011)	$179,887,605
Net income	—	—	—	12,965,439	—	—	12,965,439
Other comprehensive loss	—	—	—	—	—	(48,539,164)	(48,539,164)
ESOP shares earned	—	—	63,430	—	735,316	—	798,746
Stock based compensation	—	—	1,538,737	—	—	—	1,538,737
Common stock dividends ($0.40 per share)	—	—	—	(4,407,550)	—	—	(4,407,550)
Repurchase of common stock	(615,949)	(6,160)	(9,853,080)	—	—	—	(9,859,240)

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,122,052	$(12,193,043)	$(49,751,175)	$132,384,573
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Balances, January 1, 2023	11,784,246	117,842	106,088,897	84,336,884	(12,193,043)	(49,751,175)	128,599,405
Net income	—	—	—	9,486,836	—	—	9,486,836
Other comprehensive income	—	—	—	—	—	6,706,079	6,706,079
ESOP shares earned	—	—	(123,772)	—	735,317	—	611,545
Stock based compensation	—	—	1,627,203	—	—	—	1,627,203
Common stock dividends ($0.56 per share)	—	—	—	(5,920,973)	—	—	(5,920,973)
Repurchase of common stock	(575,746)	(5,757)	(6,244,762)	—	—	—	(6,250,519)

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022

	2023	2022

Operating Activities
Net income	$9,486,836	$12,965,439
Items not requiring (providing) cash
Provision for credit losses	531,974	600,000
Depreciation and amortization	975,813	1,063,691
Deferred income tax	641,148	1,035,000
Stock based compensation	1,627,203	1,538,737
Investment securities amortization, net	1,136,167	1,546,615
Net gains on loan and lease sales	(517,883)	(639,274)
Loss on sale of real estate owned	4,042	10,882
Gain on sale of premises and equipment	(1,800)	—
Accretion of loan origination fees	(945,579)	(1,578,653)
Amortization of mortgage-servicing rights	213,891	224,274
ESOP shares expense	611,545	798,746
Increase in cash surrender value of life insurance	(90,430)	(55,359)
Loans originated for sale	(19,829,819)	(28,749,971)
Proceeds on loans sold	20,149,619	28,666,171
Net change in
Interest receivable	(1,133,224)	(517,654)
Other assets	(1,986,401)	(2,117,372)
Other liabilities	(1,786,506)	2,257,577
Interest payable	3,027,601	1,111,319
Net cash provided by operating activities	12,114,197	18,160,168

Investing Activities
Net change in interest-bearing time deposits	490,000	(490,000)
Purchases of securities available for sale	(11,242,380)	(22,532,827)
Proceeds from maturities and paydowns of securities available for sale	20,810,919	32,181,335
Proceeds from maturities and paydowns of securities held to maturity	1,718,044	2,357,168
Net change in loans	(131,955,234)	(127,384,295)
Proceeds from sales of real estate owned	963,871	84,652
Purchases of premises and equipment	(619,209)	(385,099)
Proceeds from sale of premises and equipment	1,800	—
Purchases of FHLB stock	(2,699,800)	(166,400)
Proceeds from sale of FHLB stock	—	211,500
Net cash used in investing activities	(122,531,989)	(116,123,966)

Financing Activities
Net change in
Demand and savings deposits	(21,513,087)	11,892,698
Certificates of deposit	57,392,228	93,192,672
Advances by borrowers for taxes and insurance	28,175	29,166
Proceeds from FHLB advances	541,500,000	327,500,000
Repayment of FHLB advances	(450,500,000)	(327,500,000)
Repurchase of common stock	(6,250,519)	(9,859,240)
Dividends paid	(5,920,973)	(4,407,550)
Net cash provided by financing activities	114,735,824	90,847,746

Net Change in Cash and Cash Equivalents	4,318,032	(7,116,052)
Cash and Cash Equivalents, Beginning of Period	15,922,093	23,038,145
Cash and Cash Equivalents, End of Period	$20,240,125	$15,922,093

Additional Cash Flows and Supplementary Information
Interest paid	$26,719,921	$9,108,022
Income tax paid	2,050,000	2,180,634
Transfers from loans to other real estate owned	1,053,040	115,965
Right of use assets obtained in exchange for new operating lease liabilities	—	504,682

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2023 and 2022
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, loan servicing rights, and fair values of financial instruments.
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
The Company accounts for recognition and presentation of impaired securities in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Code ("ASC") 326. When an impairment has occurred, it is determined whether or not the impairment is due to credit or non-credit related factors. If it is determined that the impairment is credit-related, then it must also be determined if the Company has the intent to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these factors are present, then the impairment will be recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. If the Company does not intend to sell the security and it is more likely than not that the sale of the security will not be required before recovery of its amortized cost basis, the present values of expected cash flows to be collected from the security will be compared against the amortized cost basis of the security. If the amortized cost basis of the security is greater than the present cash flows expected, a credit loss would exist and it would determine the amount of allowance, if any, that would be deemed needed. A needed allowance would result in an allowance recognized on the balance sheet with a corresponding adjustment to earnings.
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
Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses on loans, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
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
For all loan portfolio segments except residential and consumer loans, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For collateral dependent loans, a partial charge-off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.
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
Loans modified to borrowers experiencing financial difficulty recognize interest income on an accrual basis at the renegotiated rate or terms, provided the loan is in compliance with the modified terms. If determined that the modified loan or lease is less than the recorded investment in the loan, a charge-off is recognized to the allowance for credit losses on loans and leases.
Allowance for Credit Losses - The allowance for credit losses is established for current expected credit losses on the Company's loan and lease portfolios in accordance with ASC Topic 326. Losses are estimated to have occurred through a provision for credit losses charged to income. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for credit losses is evaluated on a regular basis by management and is maintained at a level believed to be adequate to absorb credit losses within the Company's loan and lease portfolio. In evaluating the allowance, management considers all relevant information available, from internal and external sources relating to historical experience, current conditions, and reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of collectively pooled and individually evaluated components. "Collectively pooled" refers to loans and leases grouped based upon similar risk characteristics. Quantitative methodologies and qualitative adjustments are applied to each pooled segment. The Company has identified eight segments of loans and leases which are collectively pooled based on similar risk characteristics.
The allowance for credit losses on pooled loans is estimated based upon periodic review of the loan and lease portfolio. The Company utilizes a cash flow ("CF") model to estimate the portion of quantitative allowance reserve for collectively pooled loans. CF models allow for effective incorporation of reasonable and supportable forecasts in a consistent manner. If inadequate information is available to perform CF modeling for a collective pool, the Company uses the Remaining Life Method ("RLM") as a substitute. The RLM uses periodic charge-off rates and applies those rates to the projected balances over the remaining life of the loan.
Accrued interest receivable is excluded from the calculation of the allowance for credit losses, as the Company's policy is to write off accrued interest promptly when deemed uncollectible by reversing interest income.
Key inputs into the CF model include loan-level information, such as the amortized cost basis of individual loans, prepayment and curtailment rates for the collective pool, and forecasted loss drivers. The Company uses prepayment and curtailment rates based upon studies done using internal historical information, or benchmarked rates from external sources when the Company's own historical data is not sufficient. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss estimate and reverts to a long-run average of each considered factor. The Company develops its reasonable and supportable forecasts using economic data, such as gross domestic product and unemployment rate.
For all collectively pooled segments, qualitative adjustments are applied to capture differences in current or expected qualitative risk characteristics. In assessing estimated credit losses, management considers any changes in the following factors and how they relate to the Company's current lending environment: (i) lending policies, procedures, and strategies, (ii) the nature and volume of the portfolio, (iii) international, national, regional, and local conditions, (iv) the experience, depth, and ability of lending management, (v) the volume and severity of past due loans, (vi) the quality of the loan review system, (vii) the underlying collateral, (viii) concentration risk, and (ix) the effect of other external factors.
Loans with different risk characteristics are individually evaluated for potential credit losses and assigned individual reserves. These individually evaluated loans are removed from the pools and are not included in the collective evaluation. Individually analyzed loans may be identified due to current information and events, such as non-accrual status, delinquency status or history, or other potential identifiers impacting the collectability of the loan. Individual reserves are determined at the loan-level based on an analysis of the expected future cash flows, the fair value of the collateral less costs to sell, or observable market value.
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
Foreclosed Assets Held for Sale - Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.
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
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2023 and 2022.
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
Share Based Compensation - At December 31, 2023, the Company had share-based compensation plans, which are described more fully in Note 14. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $653,000 and $619,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the year ended December 31, 2023 and 2022, respectively. The Company has recorded approximately $974,000 and $920,000 in compensation expense relating to the vesting restricted stock awards for the years ended December 31, 2023 and 2022, respectively.

Advertising Expense - The Company's advertising costs are expensed as incurred.
Adoption of New Accounting Standards - In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU introduced the current expected credit loss, or "CECL", methodology, which requires earlier recognition of credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts. The CECL methodology utilizes a life-of-loan credit loss estimation, with the objective of recognizing credit losses on financial assets as they are originated or acquired. The transition to CECL from the previous Incurred Loss Methodology became effective for the Company on January 1, 2023.
On January 1, 2023, the Company adopted CECL by recording a one-time adjustment from retained earnings of $2.0 million, net of tax, into the allowance for credit losses on loans and leases. Prior to this one-time adjustment, the allowance for loan and lease losses totaled $12.4 million at December 31, 2022. At January 1, 2023, the allowance for credit losses totaled $15.1 million.
Additionally, as a part of CECL adoption, the Company established an allowance for credit losses on unfunded commitments. This allowance, which is included in other liabilities on the Consolidated Balance Sheets, is estimated based upon the loss rate for the loan or lease segment in which the loan or lease commitments would be classified if funded. The calculation is further adjusted by the estimation of funding probability. The Company recorded a one-time adjustment from retained earnings of $1.8 million, net of tax, to establish the allowance for credit losses on unfunded commitments. At January 1, 2023, this allowance totaled $2.4 million.
The following table summarizes the impact of the day-one adoption of CECL:

	December 31, 2023	CECL Adoption Impact	January 1, 2023
Allowance for Credit Losses:
Commercial mortgage	$4,776	$(395)	$4,381
Commercial and industrial	1,291	360	1,651
Construction and development	2,855	784	3,639
Multi-family	1,955	(99)	1,856
Residential mortgage	76	1,439	1,515
Home equity	23	89	112
Direct financing leases	1,196	422	1,618
Consumer	241	64	305
Total Allowance for Credit Losses on Loans and Leases	$12,413	$2,664	$15,077
Reserve for Unfunded Commitments	—	2,374	2,374
Total Reserve for Credit Losses	$12,413	$5,038	$17,451

Retained Earnings
Total Pre-tax Impact		$(5,038)
Tax Effect		1,253
Decrease to Retained Earnings		$(3,785)
The allowance for credit losses on loans and leases and the allowance for credit losses on unfunded commitments are evaluated on a regular basis and maintained at levels that management believes to be adequate to absorb potential credit losses. Increases to the allowances are expensed through provisions for credit losses. Loans and leases, or portions thereof, that are determined not to be collectable are charged against the allowance for credit losses on loans and leases. Subsequent recoveries, if any, are credited to this allowance.
The Company did not record an allowance for available-for-sale securities at January 1, 2023 as a part of its day-one CECL adjustments. Management regularly assesses the available-for-sale portfolio for any potential credit-related impairments which may impact earnings.
With the adoption of CECL, held to maturity securities are required to have an established allowance for credit losses that represents a portion of the amortized cost basis of a financial asset that is not expected to be collectable. The Company regularly monitors the credit quality of securities held to maturity through the use of credit ratings. At the day-one adoption of CECL on January 1, 2023, the Company did not establish an allowance for credit losses on held to maturity securities, as the Company expects to collect the full amortized cost basis of its held to maturity securities portfolio.
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
The Company adopted ASU No. 2016-13 on January 1, 2023. As a result of the change in methodology from the incurred loss methodology to the current expected credit loss methodology ("CECL"), the Company recorded a one-time cumulative-effect adjustment of $2.0 million from retained earnings, net of tax, into the allowance for credit losses on loans and leases. The allowance increased $2.7 million, or 21.5%, on January 1, 2023 from December 31, 2022 as a result of the adoption.
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
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the accounting guidance for troubled debt restructured loans ("TDRs") by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This ASU became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, upon the Company's adoption of the CECL amendments in ASU 2016-13.
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
Note 3:    Restriction on Cash and Due From Banks
At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $73,852. The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $8,219,000 at December 31, 2023.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on the Company's cash and cash equivalents for December 31, 2023.

Note 4:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,996	$—	$20	$2,976
SBA Pools	5,337	—	565	4,772
Federal agencies	15,000	—	1,847	13,153
State and municipal obligations	169,118	16	27,688	141,446
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	133,223	62	21,804	111,481
Corporate obligations	11,500	—	2,640	8,860
	337,174	78	54,564	282,688
Held to maturity
State and municipal obligations	4,950	13	42	4,921
	4,950	13	42	4,921

Total investment securities	$342,124	$91	$54,606	$287,609

	2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,487	$—	$27	$3,460
SBA Pools	6,768	1	634	6,135
Federal agencies	15,000	—	2,352	12,648
State and municipal obligations	171,495	4	34,457	137,042
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	139,626	—	23,644	115,982
Corporate obligations	11,500	—	1,867	9,633
	347,876	5	62,981	284,900
Held to maturity
State and municipal obligations	6,672	17	112	6,577
	6,672	17	112	6,577

Total investment securities	$354,548	$22	$63,093	$291,477

The amortized cost and fair value of securities at December 31, 2023, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$4,568	$4,539	$1,146	$1,140
After one to five years	25,013	23,197	2,321	2,295
After five to ten years	37,773	33,833	773	785
After ten years	136,597	109,638	710	701
	203,951	171,207	4,950	4,921
Mortgage-backed securities –GSE residential	133,223	111,481	—	—

Totals	$337,174	$282,688	$4,950	$4,921
Securities with a carrying value of $162,430,000 and $134,302,000 were pledged at December 31, 2023 and 2022, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the years ended December 31, 2023 and 2022.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at December 31, 2023 and 2022 was $279,852,000 and $288,846,000, which is approximately 97% and 99%, respectively, of the Company’s available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available-for-sale securities with unrealized losses to be experiencing credit losses at December 31, 2023. Management considers it more likely than not that the Company will not be required to sell these securities before recovery of the amortized cost basis, which may be the maturity date of the securities.
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
The Company monitors the credit quality of securities held to maturity using credit ratings quarterly. As of December 31, 2023, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.

The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of December 31, 2023:

State and municipal obligations
AA+	$1,262
AA-	585
A+	815
BBB+	81
Not rated	2,207

$4,950
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	2023
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. treasury securities	$489	$4	$2,487	$16	$2,976	$20
SBA Pools	329	—	4,410	565	4,739	565
Federal agencies	—	—	13,153	1,847	13,153	1,847
State and municipal obligations	1,565	21	137,119	27,667	138,684	27,688
Mortgage-backed securities – GSE residential	3,458	139	104,581	21,665	108,039	21,804
Corporate obligations	—	—	8,860	2,640	8,860	2,640
Total available-for-sale	5,841	164	270,610	54,400	276,451	54,564

Held-to-maturity
State and municipal obligations	849	3	2,552	39	3,401	42

Total	$6,690	$167	$273,162	$54,439	$279,852	$54,606

	2022
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. treasury securities	$3,460	$27	$—	$—	$3,460	$27
SBA Pools	1,237	145	4,234	489	5,471	634
Federal agencies	—	—	12,648	2,352	12,648	2,352
State and municipal obligations	76,986	11,825	59,257	22,632	136,243	34,457
Mortgage-backed securities – GSE residential	32,446	3,440	83,537	20,204	115,983	23,644
Corporate obligations	7,044	1,456	2,589	411	9,633	1,867
Total available-for-sale	121,173	16,893	162,265	46,088	283,438	62,981

Held-to-maturity
State and municipal obligations	4,995	108	413	4	5,408	112

Total	$126,168	$17,001	$162,678	$46,092	$288,846	$63,093

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
SBA Pools and Mortgage-Backed Securities - GSE Residential
The unrealized losses on the Company’s investment in SBA pools and mortgage-backed securities were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities.  The decline in market value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell the investments and it is not more likely than not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 5:    Loans, Leases and Allowance
Categories of loans and leases at December 31, 2023 and 2022 include:

	2023	2022
Commercial mortgage	$341,633	$298,087
Commercial and industrial	115,428	100,420
Construction and development	157,805	139,923
Multi-family	138,757	124,914
Residential mortgage	162,123	146,129
Home equity lines of credit	10,904	11,010
Leases	156,598	133,469
Consumer	23,264	21,048
	1,106,512	975,000
Less
Allowance for credit losses	15,663	12,413
Deferred loan fees	776	896

	$1,090,073	$961,691

First Bank rates all loans and leases by credit quality using the following designations:
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
•Sale of non-collateral assets has become a primary source of loan repayment;
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
Residential, Home Equity, and Consumer
Residential, home equity, and consumer loans consist of three segments - residential mortgage loans, including brokered mortgage loans, home equity lines of credit, and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category, payment activity, and origination year as of December 31, 2023:

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of December 31, 2023:
Commercial mortgage
Pass	$31,795	$83,567	$69,863	$33,226	$45,746	$60,563	$11,495	$336,255
Special Mention	—	—	—	4,850	—	—	—	4,850
Substandard	—	—	—	—	—	528	—	528
Total Commercial mortgage	31,795	83,567	69,863	38,076	45,746	61,091	11,495	341,633
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	38,721	13,509	13,390	4,348	1,727	9,430	30,287	111,412
Substandard	—	—	—	10	—	138	3,868	4,016
Total Commercial and industrial	38,721	13,509	13,390	4,358	1,727	9,568	34,155	115,428
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	36,868	81,715	30,383	2,981	111	847	—	152,905
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	36,868	81,715	30,383	2,981	5,011	847	—	157,805
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Total Multi-family	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	31,352	31,447	35,174	17,651	8,812	36,118	216	160,770
Substandard	—	—	—	—	92	1,261	—	1,353
Total Residential mortgage	31,352	31,447	35,174	17,651	8,904	37,379	216	162,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	282	—	—	—	10,597	10,879
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	—	—	282	—	—	—	10,622	10,904
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	76,018	41,838	24,675	10,264	2,895	462	—	156,152
Substandard	80	184	80	21	—	—	—	365
Doubtful	79	—	—	—	2	—	—	81
Total Direct financing leases	76,177	42,022	24,755	10,285	2,897	462	—	156,598
Current period gross charge-offs	105	276	459	85	11	1	—	937
Consumer
Pass	9,775	8,223	3,713	840	358	279	—	23,188
Substandard	35	17	15	—	9	—	—	76
Total Consumer	9,810	8,240	3,728	840	367	279	—	23,264
Current period gross charge-offs	39	69	75	25	7	—	—	215

Total Loans and Leases	$229,166	$299,771	$214,997	$80,574	$71,943	$128,026	$82,035	$1,106,512
Total current period gross charge-offs	$144	$403	$534	$110	$18	$1	$—	$1,210

The following table presents the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2022:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

December 31, 2022
Commercial mortgage	$296,253	$1,277	$557	$—	$—	$298,087
Commercial and industrial	92,620	2,605	5,195	—	—	100,420
Construction and development	135,023	—	4,900	—	—	139,923
Multi-family	124,914	—	—	—	—	124,914
Residential mortgage	144,190	—	1,939	—	—	146,129
Home equity lines of credit	10,958	—	52	—	—	11,010
Leases	133,254	152	34	29	—	133,469
Consumer	21,015	—	33	—	—	21,048
Total	$958,227	$4,034	$12,710	$29	$—	$975,000

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2023 and 2022:

	2023
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$—	$—	$—	$—	$341,633	$341,633	$—
Commercial and industrial	136	—	—	136	115,292	115,428	—
Construction and development	—	75	4,900	4,975	152,830	157,805	—
Multi-family	—	—	—	—	138,757	138,757	—
Residential mortgage	688	306	1,379	2,373	159,750	162,123	1,278
Home equity lines of credit	463	—	25	488	10,416	10,904	25
Leases	452	236	296	984	155,614	156,598	296
Consumer	292	148	76	516	22,748	23,264	76

Totals	$2,031	$765	$6,676	$9,472	$1,097,040	$1,106,512	$1,675

	2022
	Delinquent Loans					Total Portfolio Loans	Total Loans >90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$26	$—	$—	$26	$298,061	$298,087	$—
Commercial and industrial	—	—	2,202	2,202	98,218	100,420	1,285
Construction and development	—	—	4,900	4,900	135,023	139,923	—
Multi-family	—	—	—	—	124,914	124,914	—
Residential mortgage	272	129	1,938	2,339	143,790	146,129	1,825
Home equity lines of credit	—	—	30	30	10,980	11,010	30
Leases	204	25	—	229	133,240	133,469	—
Consumer	171	59	33	263	20,785	21,048	33

Totals	$673	$213	$9,103	$9,989	$965,011	$975,000	$3,173

The following table presents information on the Company's nonaccrual loans and leases at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases

Commercial and industrial	$1,241	$1,202	$961
Construction and development	4,900	—	4,900
Residential mortgage	101	101	113
Direct financing leases	82	82	29
Total nonaccrual loans and leases	$6,324	$1,385	$6,003

During the year ended December 31, 2023, the Company recognized $57,000 of interest income on nonaccrual loans and leases.
The following table presents the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses:

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,377	$—	$—	$5,377	$—
Commercial and industrial	—	—	3,868	3,868	—
Construction and development	4,900	—	—	4,900	1,000
Residential mortgage	—	152	—	152	—
Total	$10,277	$152	$3,868	$14,297	$1,000

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged-off, reducing the amortized cost basis of the loan or lease and adjusting the allowance for credit losses. At December 31, 2023, the Company had no modified loans or leases to borrowers experiencing financial difficulty that were modified during the year ended December 31, 2023.
There were no modified loans and leases that had a payment default during the year ended December 31, 2023 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02
During the year ended December 31, 2022, there were no newly classified TDRs. For the year ended December 31, 2022, the Company recorded no charge-offs related to TDRs. As of December 31, 2022, TDRs had a related allowance of $0. During the year ended December 31, 2022, there were no TDRs for which there was a payment default within the first 12 months of the modification.
Other Real Estate Owned
At December 31, 2023 and 2022, the balance of real estate owned included $136,000 and $57,000, respectively, of foreclosed real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2023 and 2022, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $470,000 and $1,071,000, respectively.

Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	2023	2022
Total minimum lease payments to be received	$177,952	$147,520
Initial direct costs	9,702	8,058
	187,654	155,578
Less: Unearned income	(31,056)	(22,109)
Net investment in leases	$156,598	$133,469

The following summarizes the future minimum lease payments receivable in subsequent years:

2024	$64,418
2025	50,294
2026	35,498
2027	20,305
2028	7,080
Thereafter	357
$177,952

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
The Company categorizes its loan portfolios into eight segments, as discussed above, based on similar risk characteristics. Loans within each segment are collectively evaluated using either a CF methodology or the RLM. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss estimate and reverts to a long-run average of each considered factor. The Company developed its reasonable and supportable forecasts using economic data, such as gross domestic product and unemployment rate.
Qualitative adjustments are applied to each collectively segmented pool to appropriately capture differences in current or expected qualitative risk characteristics. When evaluating the estimation for expected credit losses, the Company evaluates these qualitative adjustments for any changes in:
•lending policies, procedures, and strategies,
•the nature and volume of the loan and lease portfolio,
•international, national, regional, and local conditions,
•the experience, depth, and ability of lending management,
•the volume and severity of past due loans,
•the quality of the loan review system,
•the underlying collateral,
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the year ended December 31, 2023:

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, December 31, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$261	$—	$13	$4,655
Commercial and industrial	1,291	360	1,651	(390)	(58)	78	1,281
Construction and development	2,855	784	3,639	244	—	—	3,883
Multi-family	1,955	(99)	1,856	(67)	—	—	1,789
Residential mortgage	76	1,439	1,515	129	—	37	1,681
Home equity	23	89	112	(10)	—	—	102
Direct financing leases	1,196	422	1,618	925	(937)	349	1,955
Consumer	241	64	305	172	(215)	55	317
Total	$12,413	$2,664	$15,077	$1,264	$(1,210)	$532	$15,663

Economic Outlook
Due to the future-focused nature of the calculation for the allowance on credit losses, management must make significant assumptions. Estimating an appropriate allowance requires management to use relevant forward-looking information drawn from reasonable and supportable forecasts. Economic factors are a consequential part of these forecasts, and as such are evaluated periodically for developments that may impact the financial institution's allowance for credit losses in the loan and lease portfolio.
As of December 31, 2023, the primary economic factors affecting the Company's loan and lease portfolio are persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, and continuing geopolitical risk. These key factors will continue to adversely impact the Company's loan and lease portfolio into 2024.
In addition, market liquidity continues to impact the economic environment and could potentially further tighten credit conditions in the future.
The Company remains committed to three growth market regions: Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans. The respective forecasts for these markets are described below:
•Columbus, Ohio - The market region is forecasting estimated job growth to be stable with slight growth in certain sectors in 2024. Although the forecasted unemployment rate for the region has slightly increased, the region still remains slightly below the national unemployment rate estimate.
•Dayton/Springfield, Ohio - The economic outlook for this market region remains positive, as the region is experiencing steady growth in multiple economic and housing sectors. Although concerns about a recession are still present, the region's economic outlook for 2024 is mostly bullish. Furthermore, the region continues to have one of the lowest unemployment rates in the state.
•Indianapolis, Indiana - The market region continues to forecast estimated job growth to be flat in 2024. This is primarily due to inflation, elevated interest rates, and unemployment forecasts. Certain economic sections may see slight growth.
The Company's assumption of a potential future economic slowdown could have an adverse impact on the loan and lease portfolio and specifically, the allowance for credit losses in the future. However, there are various potential outcomes, and the variances could be significant and volatile. As a result, the Company's future economic estimates may fluctuate in 2024.
Allowance for Loan Losses under prior GAAP ("Incurred Loss Method")
Prior to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2023, the Company maintained an allowance for loan and lease losses in accordance with the Incurred Loss Method.

The following table summarizes changes in the allowance for loan and lease losses under the Incurred Loss Method by segment for the year ended December 31, 2022:

	Balance, beginning of period	Provision (reversal) for losses	Charge-offs	Recoveries	Balance, end of period
Year Ended Year Ended December 31, 2022:
Commercial mortgage	$4,742	$(19)	$—	$53	$4,776
Commercial and industrial	1,639	(478)	—	130	1,291
Construction and development	2,286	569	—	—	2,855
Multi-family	1,875	80	—	—	1,955
Residential mortgage	263	(200)	(19)	32	76
Home equity	29	(16)	—	10	23
Leases	1,079	488	(512)	141	1,196
Consumer	195	176	(150)	20	241
Total	$12,108	$600	$(681)	$386	$12,413

The following table presents the balance in the allowance for loan and lease losses and the recorded investment in loans and leases based on portfolio segment and impairment method under the incurred loss method as of December 31, 2022:

	Allowance for loan and lease losses:			Loans and leases:
	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31	Individually evaluated for impairment	Collectively evaluated for impairment	Balance, December 31

As of December 31, 2022:
Commercial mortgage	$—	$4,776	$4,776	$—	$298,087	$298,087
Commercial and industrial	281	1,010	1,291	961	99,459	100,420
Construction and development	750	2,105	2,855	4,900	135,023	139,923
Multi-family	—	1,955	1,955	—	124,914	124,914
Residential mortgage	—	76	76	113	146,016	146,129
Home equity	—	23	23	—	11,010	11,010
Leases	—	1,196	1,196	—	133,469	133,469
Consumer	—	241	241	—	21,048	21,048
Total	$1,031	$11,382	$12,413	$5,974	$969,026	$975,000

The following table presents the Company’s impaired loans and specific valuation allowance at December 31, 2022 under the Incurred Loss Method:

	December 31, 2022
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans and Leases	Interest Income Recognized

Impaired loans without a specific valuation allowance
Commercial mortgage	$—	$59	$—	$49	$12
Commercial and industrial	366	567	—	366	—
Residential mortgage	113	241	—	116	4
	$479	$867	$—	$531	$16

Impaired loans with a specific valuation allowance
Commercial and industrial	$595	$643	$281	$607	$18
Construction and development	4,900	4,900	750	4,900	—
	$5,495	$5,543	$1,031	$5,507	$18

Total impaired loans
Commercial mortgage	$—	$59	$—	$49	$12
Commercial and industrial	961	1,210	281	973	18
Construction and development	4,900	4,900	750	4,900	—
Residential mortgage	113	241	—	116	4
Total impaired loans	$5,974	$6,410	$1,031	$6,038	$34

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. The estimate of expected losses on unfunded commitments is calculated based on the loss rate for the loan or lease segment in which the loan or lease commitments would be classified if funded, adjusted for the estimate of funding probability. Additional provisions applied to the allowance are recognized in the provision for credit losses on the Consolidated Statements of Income.
The following table details activity in the allowance for credit losses on unfunded commitments during the year ended December 31, 2023:

Year Ended December 31, 2023

Balance, December 31, 2022	$—
Impact of adopting ASC 326	2,374
Reversal of provision for credit losses	(732)
Balance, December 31, 2023	$1,642

Note 6:    Premises and Equipment

	2023	2022
Cost
Land	$3,061	$3,061
Buildings	15,681	15,616
Furniture and equipment	7,666	7,592
Computer software	1,197	1,264
Construction in progress	594	470
Total cost	28,199	28,003
Accumulated depreciation and amortization	(14,887)	(14,335)

Net	$13,312	$13,668
Note 7:     Leases
The Company enters into leases for certain retail branches, land, and office space. Operating leases are included in other assets and the lease liability is included in other liabilities in our balance sheets. The Company does not have any finance leases.
Lease right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2023 and 2022:

	2023	2022

Operating lease assets	$450	$505
Total lease ROU assets	$450	$505

Operating lease liabilities	$457	$507
Total lease liabilities	$457	$507

Weighted average remaining lease term (years)
Operating leases	7.2	8.2
Weighted average discount rate
Operating leases	3.37%	3.37%
The table below presents the components of lease expense for the years ended December 31, 2023 and 2022:

	2023	2022

Lease cost:
Operating lease cost	$90	$83
Total lease cost:	$90	$83

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities
2024	$68
2025	69
2026	72
2027	72
2028	73
2029 and after	165
Total lease payments	$519
Less: Present value discount	62
Present value of lease liabilities	$457

Note 8:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $222,217,000 and $226,634,000 at December 31, 2023 and 2022, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2023 and 2022 totaled approximately $1,945,000 and $2,012,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2023	2022
Servicing Rights
Balances, beginning of period	$2,012	$2,027
Servicing rights capitalized	147	209
Amortization of servicing rights	(214)	(224)
Balances, end of period	1,945	2,012

Valuation allowances
Balances, beginning of period	—	380
Additions	—	111
Reductions	—	(491)
Balances, end of period	—	—

Servicing Rights, net	$1,945	$2,012

Note 9:    Deposits

	2023	2022
Demand deposits	$405,338	$414,870
Savings deposits	117,659	129,640
Brokered certificates	268,838	257,889
Certificates and other time deposits greater than $250,000	55,710	43,757
Other certificates and time deposits	193,595	159,105
	$1,041,140	$1,005,261
Certificates maturing in years ending December 31:

2024	$349,591
2025	131,024
2026	26,567
2027	3,915
2028	5,563
Thereafter	1,483
$518,143

Note 10:    Federal Home Loan Bank Advances
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.61% to 5.56%.
The maturities of FHLB advances at December 31, 2023 are as follows:

FHLB Advances

2024	$109,000
2025	63,000
2026	28,000
2027	—
2028	31,000
Thereafter	40,000
$271,000
First mortgage loans and investment securities totaling $521,564,000 and $332,818,000 were pledged as collateral for FHLB advances at December 31, 2023 and 2022, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $55,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on SOFR.  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.
The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires April 2024, renews annually and bears interest at a rate equal to the current variable advance rate. At December 31, 2023, the current interest rate was 5.76%.  There were no amounts outstanding on the line at December 31, 2023 or 2022.

Note 11:    Income Tax

	2023	2022
Income tax expense (benefit)
Currently payable
Federal	$877	$1,987
State	(2)	(51)
Deferred
Federal	538	633
State	103	214

Total income tax expense	$1,516	$2,783

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$2,311	$3,307
Tax-exempt interest	(694)	(730)
Effect of state income taxes	80	128
ESOP	(26)	167
Cash surrender value - life insurance	(19)	(18)
Low income housing tax credit	(30)	(12)
Small insurance captive premiums	(218)	(131)
Stock compensation	51	—
Other	61	72

Actual tax expense	$1,516	$2,783

A cumulative deferred tax asset is included in other assets.  The components of the asset are as follows:

	2023	2022
Assets
Allowance for credit losses	$4,039	$3,031
Net operating loss carryforward	184	106
Nonaccrual interest	39	74
Investment basis	4	4
Deferred compensation	492	488
Stock compensation	333	265
Unrealized loss on securities available for sale	11,442	13,223
Charitable contributions	549	632
Other	493	776
Total assets	17,575	18,599

Liabilities
FHLB stock dividend	166	164
Fixed assets	138	322
State taxes	—	152
Mortgage-servicing rights	454	491
Prepaid assets	529	112
Other	105	3
Total liabilities	1,392	1,244

Net deferred tax asset	$16,183	$17,355

Certain immaterial revisions have been made to the 2022 financial statements for a deferred tax asset related to the Company's reorganization transaction that occurred in 2019. Accordingly, the balance of the Company's deferred tax asset, which is included in other assets on the consolidated balance sheet, was reduced by $593,730 for the period ended December 31, 2022 with a corresponding reduction in retained earnings. These revisions did not have a significant impact on the financial statement line items impacted.
As of December 31, 2023, the Company had approximately $2,600,000 of federal charitable contribution carryforwards, which will begin to expire in 2024, and state net operating loss carryforwards of $3,975,000, which will begin to expire in 2041.
At December 31, 2023 and 2022, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at December 31, 2023 and 2022.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.
Note 12:    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	2023	2022
Net unrealized loss on available-for-sale securities	$(54,486)	$(62,976)
Tax benefit	11,441	13,225
Net-of-tax amount	$(43,045)	$(49,751)

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
Financial instruments whose contract amounts represent credit risk as of December 31, 2023 and 2022, were as follows:

	2023	2022

Commitments to extend credit	$190,274	$278,946
Standby letters of credit	$2,410	$1,696
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
Note 14:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants.  The Company’s expense for the plan was $237,000 and $227,000 for the years ended December 31, 2023 and 2022, respectively.
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

Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $11,458,000 and $12,193,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at December 31, 2023 and December 31, 2022, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the years ended December 31, 2023 and 2022 was $612,000 and $799,000, respectively.

	December 31, 2023	December 31, 2022

Earned ESOP shares	238,988	184,882
Unearned ESOP shares	843,142	897,248
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$11.51	$13.01
Fair value of earned shares (in thousands)	$2,751	$2,405
Fair value of unearned shares (in thousands)	$9,705	$11,673

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
The following table summarizes the restricted stock awards activity in the 2020 EIP for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	261,291	$10.56
Granted	—	—
Vested	(94,133)	10.56
Forfeited	—	—
Non-vested, end of year	167,158	$10.56

Total compensation cost recognized in the income statement for restricted stock awards during 2023 and 2022 was $974,000 and $920,000, respectively, and the related tax benefit recognized was $205,000 and $193,000, respectively. As of December 31, 2023, unrecognized compensation expense related to restricted stock awards was $1.3 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the year ended December 31, 2023.

	2023
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance at end of year	1,050,961	10.56
Exercisable at end of year	641,969	$10.55

The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

April 1, 2021

Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of December 31, 2023 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	637,841	$2.91
Vested	(228,849)	2.91
Granted	—	—
Forfeited	—	—
Non-vested, end of year	408,992	$2.91
Total compensation cost recognized in the income statement for option-based payment arrangements during 2023 and 2022 was $653,000 and $619,000, and the related tax benefit recognized was $76,000 and $69,000, respectively. As of December 31, 2023, unrecognized compensation expense related to the stock option awards was $890,000.
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

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Net income	$9,487	$12,965
Shares outstanding for Basic EPS:
Average shares outstanding	11,487,615	12,001,527
Less: average restricted stock award shares not vested	214,813	304,246
Less: average unearned ESOP Shares	876,680	930,787
Shares outstanding for Basic EPS	10,396,122	10,766,494

Additional Dilutive Shares	54,489	291,684

Shares outstanding for Diluted EPS	10,450,611	11,058,178

Basic EPS	$0.91	$1.20
Diluted EPS	$0.91	$1.17

Note 16:    Dividend and Capital Restrictions
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable period.  The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as discussed in Note 17.

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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2023, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.

First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Total capital (to risk-weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%

Tier I capital (to risk-weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0

Common Equity Tier I capital (to risk-weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5

Tier I leverage capital (to average assets)	159,409	10.6	59,931	4.0	74,914	5.0

As of December 31, 2022
Total capital (to risk-weighted assets)	$164,804	14.3%	$92,134	8.0%	$115,168	10.0%

Tier I capital (to risk-weighted assets)	152,391	13.2	69,101	6.0	92,134	8.0

Common Equity Tier I capital (to risk-weighted assets)	152,391	13.2	51,826	4.5	74,859	6.5

Tier I leverage capital (to average assets)	152,391	11.2	54,421	4.0	68,026	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including share repurchases, dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% of total risk weighted assets at both December 31, 2023 and December 31, 2022. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital.
Note 18:    Related Party Transactions
The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2023 and 2022 was approximately $8,624,000 and $7,988,000, respectively.
Annual activity consisted of the following:

	2023	2022

Balance, beginning of the year	$7,988	$9,080
New loans	1,161	—
Change in composition	—	—
Repayments	(525)	(1,092)
Balance, end of the year	$8,624	$7,988

Deposits from related parties held by the Company at December 31, 2023 and 2022 totaled $2,702,000 and $5,317,000, respectively.

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities
U.S. Treasury securities	$2,976	$2,976	$—	$—
SBA Pools	4,772	—	4,772	—
Federal agencies	13,153	—	13,153	—
State and municipal obligations	141,446	—	141,446	—
Mortgage-backed securities - GSE residential	111,481	—	111,481	—
Corporate obligations	8,860	—	8,860	—
	$282,688	$2,976	$279,712	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Available-for-sale securities
U.S. Treasury securities	$3,460	$3,460	$—	$—
SBA Pools	6,135	—	6,135	—
Federal agencies	12,648	—	12,648	—
State and municipal obligations	137,042	—	137,042	—
Mortgage-backed securities - GSE residential	115,982	—	115,982	—
Corporate obligations	9,633	—	9,633	—
	$284,900	$3,460	$281,440	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2023.
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
Nonrecurring Measurements
The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022. As of December 31, 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Collateral dependent loans	$314	$—	$—	$314
Mortgage-servicing rights	2,012	—	—	2,012

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
Collateral-Dependent Loans and Leases, Net of Allowance for Credit Losses
The estimated fair value of collateral-dependent loans is based on the appraised fair value of the collateral, less estimated cost to sell.  Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.
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
Mortgage-servicing rights are tested for impairment on a quarterly basis by obtaining an independent valuation. The valuation is reviewed by management for accuracy and for potential impairment.
Unobservable (Level 3) Inputs
The following tables present the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2022. As of December 31, 2023, there were no assets measured at fair value on a nonrecurring basis.

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Range
Collateral-dependent loans	$314	Appraisal	Marketability discount	0% - 42%
Mortgage-servicing rights	$2,012	Discounted cash flow	Discount rate	10%

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets
Cash and cash equivalents	$20,240	$20,240	$—	$—
Available-for-sale securities	282,688	2,976	279,712	—
Held-to-maturity securities	4,950	—	4,921	—
Loans held for sale	794	—	—	794
Loans and leases receivable, net	1,090,073	—	—	985,976
Federal Reserve and FHLB stock	12,647	—	12,647	—
Interest receivable	5,844	—	5,844	—
Financial liabilities
Deposits	1,041,140	—	1,038,178	—
FHLB advances	271,000	—	266,885	—
Interest payable	4,397	—	4,397	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets
Cash and cash equivalents	$15,922	$15,922	$—	$—
Interest-earning time deposits	490	—	490	—
Available-for-sale securities	284,900	3,460	281,440	—
Held-to-maturity securities	6,672	—	6,577	—
Loans held for sale	474	—	—	474
Loans and leases receivable, net	961,691	—	—	883,169
Federal Reserve and FHLB stock	9,947	—	9,947	—
Interest receivable	4,710	—	4,710	—
Financial liabilities
Deposits	1,005,261	—	996,375	—
FHLB advances	180,000	—	174,426	—
Interest payable	1,369	—	1,369	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2023 and 2022, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2023 and 2022 should not necessarily be considered to apply at subsequent dates.
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

Note 20:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2023	2022
Assets
Cash and cash equivalents	$13,225	$26,229
Investment in subsidiaries	118,399	102,926
Other assets	5,617	5,625
Total assets	$137,241	$134,780
Other Liabilities	$2,381	$2,396
Stockholders' Equity	134,860	132,384
Total liabilities and stockholders' equity	$137,241	$134,780

Condensed Statements of Income and Comprehensive Income (Loss)
	2023	2022
Income:
Dividends from bank subsidiary	$—	$20,000
Other income	638	439
Total income	638	20,439
Other expenses	3,120	3,264
(Loss) income before income tax benefit and undistributed subsidiary (loss) income	(2,482)	17,175
Income tax benefit	(524)	(632)
Equity in undistributed income of subsidiaries (dividends in excess of net income):
Bank subsidiary	10,344	(5,472)
Captive subsidiary	1,101	630
Net (loss) income	$9,487	$12,965
Comprehensive income (loss)	$16,193	$(35,574)

Condensed Statements of Cash Flows
	2023	2022
Operating Activities
Net income	$9,487	$12,965
Adjustments to reconcile net income to net cash from operating activities:
Dividends in excess of net income (equity in undistributed net income of subsidiaries)	(11,446)	4,842
ESOP expense	612	799
Stock based compensation	1,627	1,539
Changes in other assets and other liabilities	(1,113)	(944)
Net cash (used in) provided by operating activities	(833)	19,201
Investing Activities
Capitalization of subsidiary	—	(250)
Net cash used in investing activities	—	(250)
Financing Activities
Dividends paid	(5,920)	(4,408)
Repurchase of common stock	(6,251)	(9,859)
Proceeds from stock option exercises	—	—
Net cash used in financing activities	(12,171)	(14,267)
Net Change in Cash and Cash Equivalents	(13,004)	4,684
Cash and Cash Equivalents, Beginning of Period	26,229	21,545
Cash and Cash Equivalents, End of Period	$13,225	$26,229

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
Note 22:    Subsequent Events
Subsequent events have been evaluated through March 29, 2024, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2023, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
(a) None.
(b) During the year ended December 31, 2023, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning our executive officers is contained under the heading "Information About Our Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Delinquent Section 16 Reports
None.
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
Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2023, the Audit Committee was comprised of Directors Jeffrey A. Jackson (Chair), Kathryn Girten, and Harold T. Hanley III, each of whom was "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the NASDAQ listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Securities Authorized for Issuance under Stock-Based Compensation Plans
The following table sets forth information as of December 31, 2023 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

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

(b)Security Ownership of Certain Beneficial Owners
Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(c)Security Ownership of Management
Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(d)Changes in Control
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held in May 2024, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2023 and 2022
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
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

21.0	Subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

97.0	Policy Relating to Recovery of Erroneously Awarded Compensation

101.0	The following materials for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data (embedded within the Inline XBRL document)
______________________________________
(1) Management contract or compensatory plan or arrangement.

(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 29, 2024	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)
POWER OF ATTORNEY
We, the undersigned officers and directors of Richmond Mutual Bancorporation, Inc., hereby severally and individually constitute and appoint Garry D. Kleer and Bradley M. Glover, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2024

/s/ Bradley M. Glover Bradley M. Glover	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024

/s/ E. Michael Blum E. Michael Blum	Director	March 29, 2024

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 29, 2024

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 29, 2024

/s/ Kathryn Girten Kathryn Girten	Director	March 29, 2024

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 29, 2024