Form 10-Q
period 2024-03-31
Richmond Mutual Bancorporation, Inc.
filed 2024-05-14
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 11,065,459 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 14, 2024.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$8,441,313	$8,578,489
Interest-earning demand deposits	11,848,901	11,661,636
Cash and cash equivalents	20,290,214	20,240,125
Investment securities - available for sale	276,347,393	282,688,326
Investment securities - held to maturity	4,658,475	4,949,530
Loans held for sale	85,000	793,500
Loans and leases, net of allowance for credit losses of $15,825,126 and $15,663,153, respectively	1,123,194,329	1,090,073,198
Premises and equipment, net	13,212,493	13,311,892
Federal Home Loan Bank stock	13,907,100	12,647,100
Interest receivable	5,988,336	5,843,705
Mortgage-servicing rights	1,945,994	1,945,367
Cash surrender value of life insurance	3,787,292	3,764,929
Other assets	24,254,717	24,766,129

Total assets	$1,487,671,343	$1,461,023,801

Liabilities
Noninterest-bearing deposits	$108,805,348	$114,376,777
Interest-bearing deposits	960,837,124	926,763,134
Total deposits	1,069,642,472	1,041,139,911
Federal Home Loan Bank advances	273,000,000	271,000,000
Advances by borrowers for taxes and insurance	701,791	588,371
Interest payable	3,864,170	4,396,952
Other liabilities	8,072,193	9,038,991
Total liabilities	1,355,280,626	1,326,164,225

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,115,887 shares and 11,208,500 shares at March 31, 2024 and December 31, 2023, respectively	111,159	112,085
Additional paid-in capital	100,613,827	101,347,566
Retained earnings	88,834,364	87,902,747
Unearned employee stock ownership plan (ESOP)	(11,273,897)	(11,457,726)
Accumulated other comprehensive loss	(45,894,736)	(43,045,096)
Total stockholders' equity	132,390,717	134,859,576

Total liabilities and stockholders' equity	$1,487,671,343	$1,461,023,801
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest Income
Loans and leases	$17,250,722	$13,193,173
Investment securities	2,120,223	1,934,072
Other	139,248	65,553
Total interest income	19,510,193	15,192,798
Interest Expense
Deposits	7,065,764	4,026,675
Borrowings	2,611,648	1,295,313
Total interest expense	9,677,412	5,321,988
Net Interest Income	9,832,781	9,870,810
Provision for credit losses	183,134	170,106
Net Interest Income After Provision for Credit Losses	9,649,647	9,700,704
Non-interest Income
Service charges on deposit accounts	272,931	280,995
Card fee income	290,186	287,258
Loan and lease servicing fees, including mortgage servicing right impairment	127,242	120,072
Net gains on loan and lease sales	119,317	155,563
Other income	319,259	252,836
Total non-interest income	1,128,935	1,096,724
Non-interest Expenses
Salaries and employee benefits	4,573,707	4,242,028
Net occupancy expenses	344,354	350,822
Equipment expenses	236,216	331,323
Data processing fees	906,791	836,513
Deposit insurance expense	403,000	168,000
Printing and office supplies	34,676	36,271
Legal and professional fees	432,553	310,976
Advertising expense	88,723	88,191
Bank service charges	60,706	48,619
Real estate owned expense	1,326	—
Other expenses	975,454	948,445
Total non-interest expenses	8,057,506	7,361,188
Income Before Income Tax Expense	2,721,076	3,436,240
Provision for income taxes	352,160	532,194
Net Income	$2,368,916	$2,904,046
Earnings Per Share
Basic	$0.23	$0.27
Diluted	$0.23	$0.27
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net Income	$2,368,916	$2,904,046

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available for sale securities, net of tax benefit (expense) of $757,499, and $(1,640,117), respectively	(2,849,640)	6,169,964

Comprehensive (Loss) Income	$(480,724)	$9,074,010
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	2,368,916	—	—	2,368,916
Other comprehensive loss	—	—	—	—	—	(2,849,640)	(2,849,640)
ESOP shares earned	—	—	(29,661)	—	183,829	—	154,168
Stock based compensation	—	—	367,484	—	—	—	367,484
Common stock dividends ($0.14 per share)	—	—	—	(1,437,299)	—	—	(1,437,299)
Repurchase of common stock	(92,613)	(926)	(1,071,562)	—	—	—	(1,072,488)
Balances, March 31, 2024	11,115,887	$111,159	$100,613,827	$88,834,364	$(11,273,897)	$(45,894,736)	$132,390,717

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,122,052	$(12,193,043)	$(49,751,175)	$132,384,573
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Balances, January 1, 2023	11,784,246	117,842	106,088,897	84,336,884	(12,193,043)	(49,751,175)	128,599,405
Net income	—	—	—	2,904,046	—	—	2,904,046
Other comprehensive income	—	—	—	—	—	6,169,964	6,169,964
ESOP shares earned	—	—	(13,318)	—	183,829	—	170,511
Stock based compensation	—	—	379,408	—	—	—	379,408
Common stock dividends ($0.14 per share)	—	—	—	(1,519,855)	—	—	(1,519,855)
Repurchase of common stock	(98,553)	(985)	(1,149,948)	—	—	—	(1,150,933)
Balances, March 31, 2023	11,685,693	$116,857	$105,305,039	$85,721,075	$(12,009,214)	$(43,581,211)	$135,552,546

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$2,368,916	$2,904,046
Items not requiring (providing) cash
Provision for credit losses	183,134	170,106
Depreciation and amortization	214,846	261,665
Deferred income tax	36,457	(88,482)
Stock based compensation	367,484	379,408
Investment securities amortization, net	265,798	296,954
Net gains on loan and lease sales	(119,317)	(155,563)
Gain on sale of real estate owned	(1,558)	(1,921)
Gain on sale of premises and equipment	—	(1,800)
Accretion of loan origination fees	(160,947)	(283,473)
Amortization of mortgage-servicing rights	43,135	39,558
ESOP shares expense	154,168	170,511
Increase in cash surrender value of life insurance	(22,363)	(21,994)
Loans originated for sale	(6,697,600)	(6,067,122)
Proceeds on loans sold	5,989,100	5,593,422
Net change in
Interest receivable	(144,631)	27,242
Other assets	1,185,192	757,505
Other liabilities	(966,798)	(1,569,371)
Interest payable	(532,782)	1,177,300
Net cash provided by operating activities	2,162,234	3,587,991

Investing Activities
Purchases of securities available for sale	(1,935,953)	(7,097,933)
Proceeds from maturities and paydowns of securities available for sale	4,404,697	7,766,832
Proceeds from maturities and paydowns of securities held to maturity	290,306	918,473
Net change in loans	(31,650,763)	(29,281,218)
Proceeds from sales of real estate owned	48,821	59,386
Purchases of premises and equipment	(115,447)	(86,375)
Proceeds from sale of premises and equipment	—	1,800
Purchase of FHLB stock	(1,260,000)	(134,900)
Net cash used in investing activities	(30,218,339)	(27,853,935)

Financing Activities
Net change in
Demand and savings deposits	(5,097,505)	(23,878,107)
Certificates of deposit	33,600,066	48,651,800
Advances by borrowers for taxes and insurance	113,420	130,648
Proceeds from FHLB advances	58,000,000	179,500,000
Repayment of FHLB advances	(56,000,000)	(176,000,000)
Repurchase of common stock	(1,072,488)	(1,150,933)
Dividends paid	(1,437,299)	(1,519,855)
Net cash provided by financing activities	28,106,194	25,733,553

Net Change in Cash and Cash Equivalents	50,089	1,467,609
Cash and Cash Equivalents, Beginning of Period	20,240,125	15,922,093
Cash and Cash Equivalents, End of Period	$20,290,214	$17,389,702

Additional Cash Flows and Supplementary Information
Interest paid	$10,210,194	$4,144,688
Transfers from loans to other real estate owned	—	366,508
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.
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

In March 2023, the FASB issued ASU No. 2023-02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU No. 2023-02 is effective for all public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. The Company adopted this guidance on January 1, 2024. Adoption of ASU 2023-02 did not have a material impact on the Company's consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU established new income tax disclosure requirements and modified existing requirements. The ASU requires additional information be disclosed for specified categories, and reconciling items that meet a certain threshold, within the rate reconciliation on an annual basis. Additionally, this ASU requires information be disclosed on the amount of income taxes paid (net of refunds), disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds) disaggregated by jurisdiction based on a quantitative threshold. ASU No. 2023-09 is effective for all public business entities for annual periods beginning after December 15, 2024. The ASU is effective for the Company beginning January 1, 2025. The Company does not expect the adoption of ASU No. 2023-09 to have a material impact on its consolidated financial statements.

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$4,944	$—	$28	$4,916
SBA Pools	5,007	—	577	4,430
Federal agencies	15,000	—	1,977	13,023
State and municipal obligations	167,705	2	30,236	137,471
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	130,285	24	22,666	107,643
Corporate obligations	11,500	—	2,636	8,864
	334,441	26	58,120	276,347
Held to maturity
State and municipal obligations	4,658	12	78	4,592
	4,658	12	78	4,592

Total investment securities	$339,099	$38	$58,198	$280,939

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,996	$—	$20	$2,976
SBA Pools	5,337	—	565	4,772
Federal agencies	15,000	—	1,847	13,153
State and municipal obligations	169,118	16	27,688	141,446
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	133,223	62	21,804	111,481
Corporate obligations	11,500	—	2,640	8,860
	337,174	78	54,564	282,688
Held to maturity
State and municipal obligations	4,950	13	42	4,921
	4,950	13	42	4,921

Total investment securities	$342,124	$91	$54,606	$287,609

The amortized cost and fair value of investment securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$6,493	$6,443	$1,500	$1,483
One to five years	25,952	23,894	1,675	1,641
Five to ten years	36,807	32,651	773	785
After ten years	134,904	105,716	710	683
	204,156	168,704	4,658	4,592
Mortgage-backed securities –GSE residential	130,285	107,643	—	—

Totals	$334,441	$276,347	$4,658	$4,592
Investment securities with a carrying value of $157,728,000 and $162,430,000 were pledged at March 31, 2024 and December 31, 2023, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three months ended March 31, 2024 and 2023.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at March 31, 2024 and December 31, 2023 was $278,077,000 and $279,852,000, respectively, which is approximately 99% and 97% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at March 31, 2024. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of March 31, 2024, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of March 31, 2024:

State and municipal obligations

AA+	$1,151
AA-	585
A+	710
BBB+	40
Not rated	2,172

$4,658
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.

The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

Description of Securities	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$2,429	$13	$2,487	$15	$4,916	$28
SBA Pools	289	—	4,008	577	4,297	577
Federal agencies	—	—	13,023	1,977	13,023	1,977
State and municipal obligations	3,295	17	133,931	30,219	137,226	30,236
Mortgage-backed securities - GSE residential	1,817	13	104,377	22,653	106,194	22,666
Corporate obligations	—	—	8,864	2,636	8,864	2,636
Total available for sale	7,830	43	266,690	58,077	274,520	58,120

Held to maturity
State and municipal obligations	858	8	2,699	70	3,557	78

Total	$8,688	$51	$269,389	$58,147	$278,077	$58,198

Description of Securities	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury securities	$489	$4	$2,487	$16	$2,976	$20
SBA Pools	329	—	4,410	565	4,739	565
Federal agencies	—	—	13,153	1,847	13,153	1,847
State and municipal obligations	1,565	21	137,119	27,667	138,684	27,688
Mortgage-backed securities - GSE residential	3,458	139	104,581	21,665	108,039	21,804
Corporate obligations	—	—	8,860	2,640	8,860	2,640
Total available for sale	5,841	164	270,610	54,400	276,451	54,564

Held to maturity
State and municipal obligations	849	3	2,552	39	3,401	42

Total	$6,690	$167	$273,162	$54,439	$279,852	$54,606
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
SBA Pools and Mortgage-Backed Securities - GSE Residential.  The unrealized losses on the Company’s investment in mortgage-backed securities and SBA pools were caused by interest rate changes and illiquidity.  The Company expects to recover the amortized cost basis over the term of the securities. The decline in fair value is attributable to changes in interest rates and not credit quality. The Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity.
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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Commercial mortgage	$338,434	$341,633
Commercial and industrial	123,661	115,428
Construction and development	165,063	157,805
Multi-family	153,719	138,757
Residential mortgage	171,050	162,123
Home equity lines of credit	12,146	10,904
Direct financing leases	152,468	156,598
Consumer	23,004	23,264
	1,139,545	1,106,512
Less
Allowance for credit losses on loans and leases	15,825	15,663
Deferred loan fees	526	776

	$1,123,194	$1,090,073

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
No material changes have been made to the risk characteristics discussed above contained in the Company's 2023 Form 10-K.

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of March 31, 2024 and rating category as of December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total

As of March 31, 2024:
Commercial mortgage
Pass	$4,094	$32,554	$83,880	$68,696	$32,560	$95,083	$15,987	$332,854
Special Mention	—	—	—	—	4,814	—	—	4,814
Substandard	—	—	—	246	—	520	—	766
Total Commercial mortgage	4,094	32,554	83,880	68,942	37,374	95,603	15,987	338,434
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	10,338	35,863	12,420	12,790	4,085	11,815	31,613	118,924
Substandard	—	—	355	—	—	112	4,270	4,737
Total Commercial and industrial	10,338	35,863	12,775	12,790	4,085	11,927	35,883	123,661
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	13,993	29,118	78,358	35,146	3,045	503	—	160,163
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	13,993	29,118	78,358	35,146	3,045	5,403	—	165,063
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	205	3,733	50,088	35,305	6,336	25,479	26,846	147,992
Special Mention	—	—	—	1,538	—	—	4,189	5,727
Total Multi-family	205	3,733	50,088	36,843	6,336	25,479	31,035	153,719
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	6,162	34,488	31,043	34,687	17,396	43,664	2,207	169,647
Substandard	—	—	—	226	—	1,177	—	1,403
Total Residential mortgage	6,162	34,488	31,043	34,913	17,396	44,841	2,207	171,050
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	22	—	—	—	—	—	12,124	12,146
Total Home equity lines of credit	22	—	—	—	—	—	12,124	12,146
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	13,286	70,193	37,682	20,429	8,169	2,115	—	151,874
Substandard	12	261	206	42	36	—	—	557
Doubtful	—	36	—	—	—	1	—	37
Total Direct financing leases	13,298	70,490	37,888	20,471	8,205	2,116	—	152,468
Current period gross charge-offs	—	157	125	70	5	—	—	357
Consumer
Pass	2,396	8,639	7,378	3,328	681	522	—	22,944
Substandard	—	22	37	—	—	1	—	60
Total Consumer	2,396	8,661	7,415	3,328	681	523	—	23,004
Current period gross charge-offs	9	36	17	10	—	—	—	72

Total Loans and Leases	$50,508	$214,907	$301,447	$212,433	$77,122	$185,892	$97,236	$1,139,545
Total current period gross charge-offs	$9	$193	$142	$80	$5	$10	$—	$439

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of December 31, 2023:
Commercial mortgage
Pass	$31,795	$83,567	$69,863	$33,226	$45,746	$60,563	$11,495	$336,255
Special Mention	—	—	—	4,850	—	—	—	4,850
Substandard	—	—	—	—	—	528	—	528
Total Commercial mortgage	31,795	83,567	69,863	38,076	45,746	61,091	11,495	341,633
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	38,721	13,509	13,390	4,348	1,727	9,430	30,287	111,412
Substandard	—	—	—	10	—	138	3,868	4,016
Total Commercial and industrial	38,721	13,509	13,390	4,358	1,727	9,568	34,155	115,428
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	36,868	81,715	30,383	2,981	111	847	—	152,905
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	36,868	81,715	30,383	2,981	5,011	847	—	157,805
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Total Multi-family	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	31,352	31,447	35,174	17,651	8,812	36,118	216	160,770
Substandard	—	—	—	—	92	1,261	—	1,353
Total Residential mortgage	31,352	31,447	35,174	17,651	8,904	37,379	216	162,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	282	—	—	—	10,597	10,879
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	—	—	282	—	—	—	10,622	10,904
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	76,018	41,838	24,675	10,264	2,895	462	—	156,152
Substandard	80	184	80	21	—	—	—	365
Doubtful	79	—	—	—	2	—	—	81
Total Direct financing leases	76,177	42,022	24,755	10,285	2,897	462	—	156,598
Current period gross charge-offs	105	276	459	85	11	1	—	937
Consumer
Pass	9,775	8,223	3,713	840	358	279	—	23,188
Substandard	35	17	15	—	9	—	—	76
Total Consumer	9,810	8,240	3,728	840	367	279	—	23,264
Current period gross charge-offs	39	69	75	25	7	—	—	215

Total Loans and Leases	$229,166	$299,771	$214,997	$80,574	$71,943	$128,026	$82,035	$1,106,512
Total current period gross charge-offs	$144	$403	$534	$110	$18	$1	$—	$1,210

For the three months ended March 31, 2024 and December 31, 2023, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$179	$—	$—	$179	$338,255	$338,434	$—
Commercial and industrial	—	—	15	15	123,646	123,661	15
Construction and development	—	—	4,900	4,900	160,163	165,063	—
Multi-family	446	—	—	446	153,273	153,719	—
Residential mortgage	805	562	1,402	2,769	168,281	171,050	1,302
Home equity	734	—	—	734	11,412	12,146	—
Direct financing leases	612	104	477	1,193	151,275	152,468	477
Consumer	277	207	60	544	22,460	23,004	60

Totals	$3,053	$873	$6,854	$10,780	$1,128,765	$1,139,545	$1,854

	December 31, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$—	$—	$341,633	$341,633	$—
Commercial and industrial	136	—	—	136	115,292	115,428	—
Construction and development	—	75	4,900	4,975	152,830	157,805	—
Multi-family	—	—	—	—	138,757	138,757	—
Residential mortgage	688	306	1,379	2,373	159,750	162,123	1,278
Home equity	463	—	25	488	10,416	10,904	25
Direct financing leases	452	236	296	984	155,614	156,598	296
Consumer	292	148	76	516	22,748	23,264	76

Totals	$2,031	$765	$6,676	$9,472	$1,097,040	$1,106,512	$1,675

The following table presents information on the Company’s nonaccrual loans and leases at March 31, 2024, and at December 31, 2023:

	March 31, 2024		December 31, 2023
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$39	$—	$1,241	$1,202
Construction and development	4,900	—	4,900	—
Residential mortgage	100	100	101	101
Direct financing leases	37	37	82	82
Total nonaccrual loans and leases	$5,076	$137	$6,324	$1,385

During the three months ended March 31, 2024 and December 31, 2023, the Company recognized $1,000 and $42,000 of interest income on nonaccrual loans and leases, respectively.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,334	$—	$—	$—	$5,334	$—
Commercial and industrial	—	—	—	4,271	4,271	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,538	—	—	1,538	—
Residential mortgage	—	—	151	—	151	—
Total	$10,234	$1,538	$151	$4,271	$16,194	$1,000

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,377	$—	$—	$5,377	$—
Commercial and industrial	—	—	3,868	3,868	—
Construction and development	4,900	—	—	4,900	1,000
Residential mortgage	—	152	—	152	—
Total	$10,277	$152	$3,868	$14,297	$1,000

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan. If a determination is made that a modified loan has been deemed uncollectible, the loan (or portion of the loan) is charged-off, reducing the amortized cost basis of the loan and adjusting the allowance for credit losses. During the three months ended March 31, 2024 and 2023, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.
Other Real Estate Owned
At March 31, 2024 and December 31, 2023, the balance of real estate owned included $82,000 and $136,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At March 31, 2024 and December 31, 2023, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $465,000 and $470,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	March 31, 2024	December 31, 2023

Total minimum lease payments to be received	$173,041	$177,952
Initial direct costs	9,883	9,702
	182,924	187,654
Less: Unearned income	(30,456)	(31,056)

Net investment in direct finance leases	$152,468	$156,598

The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2024:

Remainder of 2024	$48,968
2025	53,253
2026	38,495
2027	22,658
2028	9,061
Thereafter	606

$173,041

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
The Company utilizes a cash flow ("CF") analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans and leases based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the allowance.
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses, as it is the Company's policy to write off accrued interest in a timely manner as it is deemed uncollectible by reversing interest income.
The Company categorizes its loan portfolios into eight segments, as discussed above, based on similar risk characteristics. Loans within each segment are collectively evaluated using either a CF methodology or remaining life methodology. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss estimate and reverts to a long-run average of each considered factor. The Company developed its reasonable and supportable forecasts using economic data, such as gross domestic product and unemployment rate.
Qualitative adjustments are applied to each collectively segmented pool to appropriately capture differences in current or expected qualitative risk characteristics. When evaluating the estimation for expected credit losses, the Company evaluates these qualitative adjustments for any changes in:
•lending policies, procedures, and strategies;
•the nature and volume of the loan and lease portfolio;
•international, national, regional, and local conditions;
•the experience, depth, and ability of lending management;
•the volume and severity of past due loans;
•the quality of the loan review system;
•the underlying collateral;
•concentration risk; and
•the effect of other external factors.

The following tables summarizes changes in the allowance for credit losses by segment for the three months ended March 31, 2024 and 2023:

	Balances, December 31, 2023	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, March 31, 2024

Commercial mortgage	$4,655	$(29)	$—	$—	$4,626
Commercial and industrial	1,281	48	—	61	1,390
Construction and development	3,883	17	—	—	3,900
Multi-family	1,789	117	—	—	1,906
Residential mortgage	1,681	45	(10)	4	1,720
Home equity	102	11	—	—	113
Direct financing leases	1,955	246	(357)	24	1,868
Consumer	317	31	(72)	26	302
Total	$15,663	$486	$(439)	$115	$15,825

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision (reversal) for credit losses	Charge-offs	Recoveries	Balances, March 31, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$337	$—	$10	$4,728
Commercial and industrial	1,291	360	1,651	(125)	—	12	1,538
Construction and development	2,855	784	3,639	(164)	—	—	3,475
Multi-family	1,955	(99)	1,856	111	—	—	1,967
Residential mortgage	76	1,439	1,515	71	—	10	1,596
Home equity	23	89	112	—	—	—	112
Direct financing leases	1,196	422	1,618	68	(85)	164	1,765
Consumer	241	64	305	42	(44)	11	314
Total	$12,413	$2,664	$15,077	$340	$(129)	$207	$15,495

During the first quarter of 2024, the allowance for credit losses on loans and leases increased from $15.7 million at December 31, 2023, to $15.8 million at March 31, 2024. The increase was attributable to additional provisions totaling $486,000 during the first quarter of 2024, partially offset by net charge-offs of $324,000. Multiple loan categories experienced loan growth, while a few declined slightly.

•Commercial Mortgage – allowance decreased due to loan balances decreasing $3.2 million.
•Commercial & Industrial – allowance increased due to loan balances increasing $8.2 million.
•Construction & Development – allowance increased due to loan balances increasing $7.3 million.
•Multi-Family – allowance increased due to balances increasing $15.0 million.
•Residential Mortgage – allowance increased due to balances increasing $8.9 million.
•Home Equity – allowance increased due to balances increasing $1.2 million.
•Direct Financing Leases – allowance decreased due to balances decreasing $4.1 million.
•Consumer – allowance decreased due to balances decreasing $260,000.

Although the Company has a diversified loan and lease portfolio, our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represents 68.5% and 68.1% of our portfolio as of March 31, 2024 and December 31, 2023, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represents 74.7% and 74.1% of our total allowance at March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024, the primary economic factors affecting the Company's loan portfolio continue to be persistent inflation, higher interest rates, geopolitical risk, mild economic growth, and a weakened employment outlook. These key factors will continue to influence the Company's loan and lease portfolio for the near future. In addition, market liquidity continues to impact the economic environment and could potentially further tighten credit conditions.

The Company remains committed to three growth market regions: Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. These market regions specialize in commercial real estate loans, and their respective forecasts are described below:

•Columbus, Ohio – The market region anticipates stable job growth in 2024, with slight increases projected in certain sectors. Construction activity is showing signs of slowing, as speculative projects are not being pre-leased, prompting greater caution in initiating new developments. The majority of new construction projects are built-to-suit, indicating a softening demand as parties exercise prudence amid economic uncertainties. The region's unemployment rate has seen a slight uptick, aligning with the national average.

•Dayton/Springfield, Ohio – The economic outlook for this region remains stable. With few new projects entering the market and a lack of ongoing construction, the real estate sector appears to be in a holding pattern. However, there is a noticeable trend towards a decrease in the region's vacancy rate, suggesting potential shifts in demand patterns or better utilization of existing properties. Concerns about recession are diminishing, and the economic outlook for 2024 indicates a slow but steady positive trajectory.

The relationship between Wright Patterson Air Force Base (WPAFB) and the local market is deeply interconnected, influencing all aspects of the economy. The future economic prospects of the area are closely tied to WPAFB and the success of the military, federal government, and defense industry. WPAFB is currently unveiling extensive plans to revamp and streamline processes across the Air Force and related sectors. These initiatives have the potential to significantly impact the economic trajectory of the local market.

•Indianapolis, Indiana – Based upon optimistic first quarter 2024 economic results, the market region is expecting continued economic growth in 2024. First quarter results were fueled primarily by an expanding labor market, retail sales growth, and increasing median household incomes.

Future potential economic volatility may have a significant impact on the Company's loan and lease portfolio, specifically the allowance for credit losses. There are a myriad of potential outcomes, and the variances may be significant and unpredictable. As a result, the Company's future estimates may fluctuate for the remainder of 2024.

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

The following table details activity in the allowance for credit losses on unfunded commitments during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Beginning balance	$1,642	$—
Impact of adopting ASC 326	—	2,374
Provision (reversal) for credit losses	(303)	(170)
Ending balance	$1,339	$2,204

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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2024
Available for sale securities
U.S. Treasury securities	$4,916	$4,916	$—	$—
SBA Pools	4,430	—	4,430	—
Federal agencies	13,023	—	13,023	—
State and municipal obligations	137,471	—	137,471	—
Mortgage-backed securities - GSE residential	107,643	—	107,643	—
Corporate obligations	8,864	—	8,864	—
	$276,347	$4,916	$271,431	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2023
Available for sale securities
U.S. Treasury securities	$2,976	$2,976	$—	$—
SBA Pools	4,772	—	4,772	—
Federal agencies	13,153	—	13,153	—
State and municipal obligations	141,446	—	141,446	—
Mortgage-backed securities - GSE residential	111,481	—	111,481	—
Corporate obligations	8,860	—	8,860	—
	$282,688	$2,976	$279,712	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2024.
Available for Sale Securities
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
Nonrecurring Measurements
As of March 31, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Financial assets
Cash and cash equivalents	$20,290	$20,290	$—	$—
Available for sale securities	276,347	4,916	271,431	—
Held to maturity securities	4,658	—	4,592	—
Loans held for sale	85	—	—	85
Loans and leases receivable, net	1,123,194	—	—	1,017,604
FHLB stock	13,907	—	13,907	—
Interest receivable	5,988	—	5,988	—
Financial liabilities
Deposits	1,069,642	—	1,067,407	—
FHLB advances	273,000	—	269,929	—
Interest payable	3,864	—	3,864	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets
Cash and cash equivalents	$20,240	$20,240	$—	$—
Available for sale securities	282,688	2,976	279,712	—
Held to maturity securities	4,950	—	4,921	—
Loans held for sale	794	—	—	794
Loans and leases receivable, net	1,090,073	—	—	985,976
FHLB stock	12,647	—	12,647	—
Interest receivable	5,844	—	5,844	—
Financial liabilities
Deposits	1,041,140	—	1,038,178	—
FHLB advances	271,000	—	266,885	—
Interest payable	4,397	—	4,397	—

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

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net income	$2,369	$2,904
Shares outstanding for Basic EPS:
Average shares outstanding	11,170,354	11,758,118
Less: average restricted stock award shares not vested	167,158	261,291
Less: average unearned ESOP Shares	842,993	897,098
Shares outstanding for Basic EPS	10,160,203	10,599,729

Additional Dilutive Shares	69,477	136,048

Shares outstanding for Diluted EPS	10,229,680	10,735,777

Basic Earnings Per Share	$0.23	$0.27
Diluted Earnings Per Share	$0.23	$0.27

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $68,000 and $37,000 for the three months ended March 31, 2024 and 2023, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 829,616 and 843,142 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at March 31, 2024 and December 31, 2023, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three months ended March 31, 2024 and 2023 was $154,000 and $171,000, respectively.

	March 31, 2024	December 31, 2023

Earned ESOP shares	252,514	238,988
Unearned ESOP shares	829,616	843,142
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$11.12	$11.51
Fair value of earned shares (in thousands)	$2,808	$2,751
Fair value of unearned shares (in thousands)	$9,225	$9,705

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

The following table summarizes the restricted stock award activity in the 2020 EIP during the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	167,158	$10.56
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2024	167,158	10.56
Total compensation cost recognized in the income statement for restricted stock awards during the three months ended March 31, 2024 and 2023 was $219,000 and $227,000, and the related tax benefit recognized was $46,000 and $48,000, respectively. As of March 31, 2024, unrecognized compensation expense related to restricted stock awards was $1.1 million.
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
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2024.

	Three Months Ended March 31, 2024
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, March 31, 2024	1,050,961	10.56
Exercisable at end of period	641,969	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of March 31, 2024 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	408,992	$2.91
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31, 2024	408,992	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three months ended March 31, 2024 and 2023 was $148,000 and $153,000, and the related tax benefit recognized was $16,000 and $17,000, respectively. As of March 31, 2024, unrecognized compensation expense related to the stock option awards was $742,000.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects, which provide the Company with low income housing tax credits ("LIHTC"). At both March 31, 2024 and December 31, 2023, the balance of these investments in LIHTC totaled $1.1 million. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheet. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

Amortization expense	$44	$44
Tax credits recognized	47	47
Note 9: Subsequent Event
Subsequent to March 31, 2024 through May 14, 2024, the Company purchased 50,428 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 724,995 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2024, and the consolidated results of operations for the three month period ended March 31, 2024, compared to the same period in 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
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
•fluctuations in real estate values, and residential, commercial, and multi-family real estate market conditions;
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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events on our business; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $180.2 million at March 31, 2024.
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
At March 31, 2024, on a consolidated basis, we had $1.5 billion in assets, $1.1 billion in loans and leases, net of allowance, $1.1 billion in deposits and $132.4 million in stockholders’ equity.  At March 31, 2024, First Bank Richmond’s total risk-based capital ratio was 14.1%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2024, net income was $2.4 million, compared with net income of $2.9 million for the three months ended March 31, 2023.
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
There have been no significant changes during the three months ended March 31, 2024 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2023 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at March 31, 2024 and December 31, 2023
General.  Total assets increased $26.6 million, or 1.8%, to $1.5 billion at March 31, 2024 from December 31, 2023. The increase was primarily the result of a $33.1 million, or 3.0%, increase in loans and leases, net of allowance for credit losses, to $1.1 billion, partially offset by a $6.6 million, or 2.3%, decrease in investment securities to $281.0 million at March 31, 2024.
Investment Securities. Investment securities available for sale totaled $276.3 million and $282.7 million, while investment securities held to maturity totaled $4.7 million and $4.9 million at March 31, 2024 and December 31, 2023, respectively. The $6.3 million or 2.2% decrease in investment securities available for sale was primarily due to maturities and principal repayments of $4.4 million and a $3.6 million downward mark-to-market adjustment on the investment portfolio. The decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $33.1 million, or 3.0%, to $1.1 billion at March 31, 2024 from December 31, 2023.  The increase in loans and leases was attributable to an increase in multi-family loans, residential mortgage loans, and commercial and industrial loans of $15.0 million, $8.9 million and $8.2 million, respectively. At March 31, 2024, loans held for sale totaled $85,000, compared to $794,000 at December 31, 2023.
Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $6.9 million, or 0.61% of total loans and leases at March 31, 2024, compared to $8.0 million or 0.72% of total loans and leases at December 31, 2023. Accruing loans and leases past due 90 days or more totaled $1.9 million at March 31, 2024, compared to $1.7 million at December 31, 2023.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $162,000, or 1.0%, to $15.8 million at March 31, 2024 from December 31, 2023. At March 31, 2024, the allowance for credit losses on loans and leases totaled 1.39% of total loans and leases outstanding. At December 31, 2023, the allowance for credit losses on loans and leases totaled $15.7 million, or 1.42% of total loans and leases outstanding. Net charge-offs during the first quarter of 2024 were $324,000 compared to net recoveries of $78,000 during the comparable quarter of 2023.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of March 31, 2024, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $511,000, or 2.1%, to $24.3 million at March 31, 2024 from $24.8 million at December 31, 2023, primarily due to standard amortization of prepaid assets.
Deposits. Total deposits increased $28.5 million, or 2.7%, to $1.1 billion at March 31, 2024 from December 31, 2023. The increase in deposits primarily was due to an increase in brokered time deposits of $22.5 million and other time deposits of $11.1 million, partially offset by a decrease in demand deposit accounts of $3.9 million. Brokered deposits totaled $291.3 million, or 27.2% of total deposits, at March 31, 2024, compared to $268.8 million, or 25.8% of total deposits, at December 31, 2023. At March 31, 2024, noninterest-bearing deposits totaled $108.8 million, or 10.2% of total deposits, compared to $114.4 million or 11.0% of total deposits at December 31, 2023.
As of March 31, 2024, approximately $206.9 million of our deposit portfolio, or 19.3% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $2.0 million to $273.0 million at March 31, 2024, compared to $271.0 million at December 31, 2023, which together with the increase in deposits were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $132.4 million at March 31, 2024, a decrease of $2.5 million, or 1.8%, from December 31, 2023.  The decrease in stockholders' equity from year-end 2023 resulted from the repurchase of $1.1 million of Company common stock, an increase in Accumulated Other Comprehensive Loss ("AOCL") of $2.8 million, and the payment of $1.4 million in dividends to Company stockholders, partially offset by $2.4 million in net income. The increase in AOCL is primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2023, the available for sale portfolio had a net unrealized loss of $54.5 million compared to a net unrealized loss of $58.1 million at March 31, 2024. The AOCL impact to equity, after tax affecting the unrealized loss, was $45.9 million at March 31, 2024 compared to $43.0 million at December 31, 2023. This decline in value from December 31, 2023 to March 31, 2024 was due to interest rate changes, not credit quality. The Company repurchased 92,613 shares of Company common stock at an average price of $11.58 per share for a total of $1.1 million during the first three months of 2024. The Company's equity to asset ratio was 8.90% at March 31, 2024. At March 31, 2024, the Bank's Tier 1 capital to total assets ratio was 10.67% and the Bank's capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023.
General. Net income for the three months ended March 31, 2024 was $2.4 million, a $535,000 or 18.4% decrease from net income of $2.9 million for the three months ended March 31, 2023. Diluted earnings per share were $0.23 for the first quarter of 2024, compared to $0.27 diluted earnings per share for the first quarter of 2023. The decrease in net income was the result of a decrease in net interest income of $38,000, and an increase in noninterest expense of $696,000, partially offset by an increase in noninterest income of $32,000 and a decrease in the provision for income taxes of $180,000.
Interest Income.  Interest income increased $4.3 million, or 28.4%, to $19.5 million during the quarter ended March 31, 2024, compared to $15.2 million during the quarter ended March 31, 2023.  Interest income on loans and leases increased $4.1 million, or 30.8%, to $17.3 million for the quarter ended March 31, 2024, from $13.2 million for the comparable quarter in

2023, due to an increase in the average balance of loans and leases of $141.4 million, and an increase of 77 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.1 billion for the quarter ended March 31, 2024, compared to $984.2 million for the quarter ended March 31, 2023.  The average yield on loans and leases was 6.13% for the quarter ended March 31, 2024, compared to 5.36% for the comparable quarter in 2023.
Interest income on investment securities, excluding FHLB stock, was unchanged from the comparable quarter in 2023. The average yield on investment securities, excluding FHLB stock, was 2.53% for the first quarter of 2024, compared to 2.44% for the first quarter of 2023. The average balance of investment securities, excluding FHLB stock, was $284.0 million for the quarter ended March 31, 2024, compared to $294.9 million for the quarter ended March 31, 2023.
Dividends on FHLB stock increased $186,000, or 134.8%, during the quarter ended March 31, 2024, from the comparable quarter in 2023, resulting in an average yield on FHLB stock of 9.44% for the three months ended March 31, 2024, compared to 5.50% for the three months ended March 31, 2023. Interest income on cash and cash equivalents increased $73,000, or 112.4%, during the quarter ended March 31, 2024, from the comparable quarter in 2023, due to a 126 basis point increase in the average yield and a $4.3 million increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $4.4 million, or 81.8%, to $9.7 million for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023.  Interest expense on deposits increased $3.0 million, or 75.5%, to $7.1 million for the quarter ended March 31, 2024, from the comparable quarter in 2023. The increase in interest expense on deposits primarily was attributable to a $44.3 million increase in the average balance of, and a 120 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits was 2.99% for the quarter ended March 31, 2024, compared to 1.79% for the quarter ended March 31, 2023. The average balance of interest-bearing deposits was $945.2 million for the quarter ended March 31, 2024, compared to $900.9 million in the comparable quarter in 2023. Interest expense on FHLB borrowings increased $1.3 million, or 101.6%, to $2.6 million in the first quarter of 2024 compared to $1.3 million for the same quarter in 2023, primarily due to an increase in the average rate paid on FHLB borrowings. The average rate paid on FHLB borrowings was 3.77% for the quarter ended March 31, 2024, compared to 2.61% for the first quarter of 2023. The average balance of FHLB borrowings totaled $277.2 million during the quarter ended March 31, 2024, compared to $198.5 million for the quarter ended March 31, 2023.
Net Interest Income.  Net interest income before the provision for credit losses decreased $38,000, or 0.4%, to $9.8 million for the first quarter of 2024, compared to $9.9 million for the first quarter of 2023. This decrease was due to a 48 basis point decrease in the average interest rate spread, partially offset by a $138.4 million increase in average interest earning assets. Net interest margin (annualized) was 2.74% for the three months ended March 31, 2024, compared to 3.04% for the three months ended March 31, 2023. The decrease in net interest margin was primarily due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
During the first half of 2023, in response to continuing elevated inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve System increased the target range for the federal funds rate by 100 basis points, to a range of 5.25% to 5.50%. While net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings, which tend to be shorter in duration than our assets and re-price or reset faster than assets.
Average Balances, Interest and Average Yields/Cost.  The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using daily balances. Non-accruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income on loans and are not material.

	Three Months Ended March 31,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,125,586	$17,251	6.13%	$984,202	$13,193	5.36%
Securities	284,002	1,796	2.53%	294,947	1,796	2.44%
FHLB stock	13,730	324	9.44%	10,038	138	5.50%
Cash and cash equivalents and other	13,848	139	4.02%	9,565	66	2.76%
Total interest-earning assets	1,437,166	19,510	5.43%	1,298,752	15,193	4.68%
Non-earning assets	42,052			44,264
Total assets	1,479,218			1,343,016

Interest-bearing liabilities:
Savings and money market accounts	259,198	1,379	2.13%	279,510	996	1.43%
Interest-bearing checking accounts	148,126	382	1.03%	153,216	189	0.49%
Certificate accounts	537,894	5,304	3.94%	468,220	2,842	2.43%
Borrowings	277,220	2,612	3.77%	198,517	1,295	2.61%
Total interest-bearing liabilities	1,222,438	9,677	3.17%	1,099,463	5,322	1.94%
Noninterest-bearing demand deposits	108,577			97,278
Other liabilities	14,676			14,004
Stockholders' equity	133,527			132,271
Total liabilities and stockholders' equity	1,479,218			1,343,016

Net interest income		$9,833			$9,871
Net earning assets	$214,728			$199,289

Net interest rate spread(1)			2.26%			2.74%
Net interest margin(2)			2.74%			3.04%
Average interest-earning assets to average interest-bearing liabilities	117.57%			118.13%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2024 totaled $183,000, compared to $170,000 for the three months ended March 31, 2023, a $13,000 or 7.7% increase. Net charge-offs during the first quarter of 2024 were $324,000 compared to net recoveries of $78,000 in the first quarter of 2023. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $32,000 or 2.9%, to $1.1 million for the quarter ended March 31, 2024, compared to the same quarter in 2023.  The increase in noninterest income resulted primarily from an increase in other income and loan and lease servicing fees, partially offset by decreases in net gains on loan and lease sales and service charges on deposit accounts. Other income increased $66,000, or 26.3%, to $319,000 for the quarter ended March 31, 2024, compared to $253,000 for the comparable quarter in 2023 due to increased wealth management income. Loan and lease servicing fees increased $7,000, or 6.0%, for the quarter ended March 31, 2024 compared to the comparable quarter in 2023. Net gains on loan and lease sales decreased $36,000, or 23.3%, compared to the same quarter in 2023, due to decreased mortgage banking activity. Service fees on deposit accounts decreased $8,000, or 2.9%, in the first quarter of 2024 from the comparable quarter in 2023.

Noninterest Expense.  Noninterest expense increased $696,000, or 9.5%, to $8.1 million for the three months ended March 31, 2024, from $7.4 million for the same period in 2023. Salaries and employee benefits increased $332,000, or 7.8%, to $4.6 million for the quarter ended March 31, 2024, from $4.2 million for the same quarter in 2023. The increase in salaries and benefits was primarily due to increased employee benefits expense. Data processing fees increased $70,000, or 8.4%, to $907,000 in the first quarter of 2024 compared to the same quarter of 2023, primarily due to increased software and core provider expenses. Deposit insurance expense increased $235,000, or 139.9%, from the comparable quarter in 2023 primarily due to a change in the asset and deposit mix.
Income Tax Expense.  The provision for income taxes decreased $180,000 during the three months ended March 31, 2024, compared to the same period in 2023, due to a lower level of pre-tax income. The effective tax rate for the first quarter of 2024 was 12.9% compared to 15.5% for the same quarter a year ago. The decrease in the effective tax rate was a result of the use of a captive insurance company, which allows the Company to assume more control over insurance risks and resulted in a more tax-efficient structure.
Capital and Liquidity
Capital. Shareholders' equity totaled $132.4 million at March 31, 2024 and $134.9 million at December 31, 2023. In addition to net income of $2.4 million, other sources of capital during the first quarter of 2024 included $154,000 related to the allocation of ESOP shares and $367,000 related to stock-based compensation. Uses of capital during the first three months of 2024 included $2.8 million in AOCL, $1.4 million of dividends paid on common stock, and $1.1 million of stock repurchases. The increase in the AOCL component of shareholders' equity was caused by changes to the unrealized gains and losses on available for sale securities.
We paid a regular quarterly dividend of $0.14 per common share during the first quarter of 2024, and regular quarterly dividends of $0.14 per common share during 2023. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2024 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at March 31, 2024.
Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. As of March 31, 2024, the Company had approximately 775,423 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $296.6 million at March 31, 2024. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2024 totaled $325.4 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of March 31, 2024, we had approximately $8.1 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2024, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $91.3 million. Furthermore, at March 31, 2024, we had approximately $145.1 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of March 31, 2024, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the three months ended March 31, 2024 was $2.2 million, compared to $3.6 million provided by operating activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, net cash used in investing activities was $30.2 million, which consisted primarily of a $31.7 million net change in loans receivable, compared to $27.9 million of cash used in investing activities for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was $28.1 million, which was comprised primarily of a $28.5 million net change in deposits, compared to $25.7 million provided by financing activities during the three months ended March 31, 2023. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2023 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At March 31, 2024, Richmond Mutual Bancorporation, on an unconsolidated basis, had $10.1 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2024, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2024
Total risk-based capital (to risk weighted assets)	$177,662	14.1%	$100,494	8.0%	$125,617	10.0%
Tier 1 risk-based capital (to risk weighted assets)	161,942	12.9	75,370	6.0	100,494	8.0
Common equity tier 1 capital (to risk weighted assets)	161,942	12.9	56,528	4.5	81,651	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	161,942	10.7	60,726	4.0	75,908	5.0

As of December 31, 2023
Total risk-based capital (to risk weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0
Common equity tier 1 capital (to risk weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,409	10.6	59,931	4.0	74,914	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At March 31, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2024, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2024, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2023 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	20,505	$11.31	20,505	847,531
February 1, 2024 - February 28, 2024	22,419	11.22	22,419	825,112
March 1, 2024 - March 31, 2024	49,689	11.86	49,689	775,423
	92,613		92,613

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 14, 2024	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 14, 2024	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)