Form 10-Q
period 2024-06-30
Richmond Mutual Bancorporation, Inc.
filed 2024-08-09
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,991,907 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 9, 2024.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$8,317,307	$8,578,489
Interest-earning demand deposits	10,701,742	11,661,636
Cash and cash equivalents	19,019,049	20,240,125
Investment securities - available for sale	267,338,979	282,688,326
Investment securities - held to maturity	4,657,906	4,949,530
Loans held for sale	369,550	793,500
Loans and leases, net of allowance for credit losses of $15,881,973 and $15,663,153, respectively	1,140,579,235	1,090,073,198
Premises and equipment, net	13,115,161	13,311,892
Federal Home Loan Bank stock	13,907,100	12,647,100
Interest receivable	6,112,545	5,843,705
Mortgage-servicing rights	1,935,947	1,945,367
Cash surrender value of life insurance	3,810,351	3,764,929
Other assets	24,294,985	24,766,129

Total assets	$1,495,140,808	$1,461,023,801

Liabilities
Noninterest-bearing deposits	$102,795,765	$114,376,777
Interest-bearing deposits	997,288,827	926,763,134
Total deposits	1,100,084,592	1,041,139,911
Federal Home Loan Bank advances	252,000,000	271,000,000
Advances by borrowers for taxes and insurance	614,337	588,371
Interest payable	3,843,441	4,396,952
Other liabilities	7,488,184	9,038,991
Total liabilities	1,364,030,554	1,326,164,225

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 11,018,824 shares and 11,208,500 shares at June 30, 2024 and December 31, 2023, respectively	110,188	112,085
Additional paid-in capital	99,813,232	101,347,566
Retained earnings	89,457,837	87,902,747
Unearned employee stock ownership plan (ESOP)	(11,090,068)	(11,457,726)
Accumulated other comprehensive loss	(47,180,935)	(43,045,096)
Total stockholders' equity	131,110,254	134,859,576

Total liabilities and stockholders' equity	$1,495,140,808	$1,461,023,801
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Loans and leases	$17,811,140	$14,098,236	$35,061,862	$27,291,409
Investment securities	2,056,431	1,990,329	4,176,654	3,924,401
Other	217,738	134,023	356,986	199,576
Total interest income	20,085,309	16,222,588	39,595,502	31,415,386
Interest Expense
Deposits	8,001,214	5,543,895	15,066,978	9,570,570
Borrowings	2,508,202	1,345,441	5,119,850	2,640,754
Total interest expense	10,509,416	6,889,336	20,186,828	12,211,324
Net Interest Income	9,575,893	9,333,252	19,408,674	19,204,062
Provision for credit losses	270,472	8,210	453,606	178,316
Net Interest Income After Provision for Credit Losses	9,305,421	9,325,042	18,955,068	19,025,746
Non-interest Income
Service charges on deposit accounts	309,720	275,783	582,651	556,778
Card fee income	301,461	313,466	591,647	600,724
Loan and lease servicing fees, including mortgage servicing right impairment	131,712	109,643	258,954	229,715
Net loss on sales of securities (includes $(62,029), $0, $(62,029), and $0, respectively, related to accumulated other comprehensive income reclassifications)	(62,029)	—	(62,029)	—
Net gains on loan and lease sales	90,321	154,038	209,638	309,601
Other income	340,907	325,192	660,166	578,028
Total non-interest income	1,112,092	1,178,122	2,241,027	2,274,846
Non-interest Expenses
Salaries and employee benefits	4,672,220	4,272,189	9,245,927	8,514,217
Net occupancy expenses	328,869	316,972	673,223	667,794
Equipment expenses	229,340	266,211	465,556	597,534
Data processing fees	879,158	821,938	1,785,949	1,658,451
Deposit insurance expense	380,000	192,000	783,000	360,000
Printing and office supplies	57,733	36,308	92,409	72,579
Legal and professional fees	480,924	356,499	913,477	667,475
Advertising expense	82,093	78,281	170,816	166,472
Bank service charges	56,530	54,796	117,236	103,415
Real estate owned expense	11,161	23,876	12,487	23,823
Other expenses	873,845	916,937	1,849,299	1,865,435
Total non-interest expenses	8,051,873	7,336,007	16,109,379	14,697,195
Income Before Income Tax Expense	2,365,640	3,167,157	5,086,716	6,603,397
Provision for income taxes (includes $13,026, $0, $13,026, and $0, respectively, related to income tax benefit from reclassification of items)	305,061	475,030	657,221	1,007,224
Net Income	$2,060,579	$2,692,127	$4,429,495	$5,596,173
Earnings Per Share
Basic	$0.20	$0.26	$0.44	$0.53
Diluted	$0.20	$0.26	$0.43	$0.53
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Income	$2,060,579	$2,692,127	$4,429,495	$5,596,173

Other Comprehensive Income (Loss)
Unrealized (loss) gain on available for sale securities, net of tax (benefit) expense of $(354,927), $(1,227,830), $(1,112,426), and $412,287, respectively	(1,335,202)	(4,618,979)	(4,184,842)	1,550,985
Less: reclassification adjustment for realized losses included in net income, net of tax benefit of $13,026, $0, $13,026, and $0, respectively	(49,003)	—	(49,003)	—
	(1,286,199)	(4,618,979)	(4,135,839)	1,550,985

Comprehensive Income (Loss)	$774,380	$(1,926,852)	$293,656	$7,147,158
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2024	11,115,887	$111,159	$100,613,827	$88,834,364	$(11,273,897)	$(45,894,736)	$132,390,717
Net income	—	—	—	2,060,579	—	—	2,060,579
Other comprehensive loss	—	—	—	—	—	(1,286,199)	(1,286,199)
ESOP shares earned	—	—	(28,270)	—	183,829	—	155,559
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	363,504	—	—	—	363,504
Exercise of stock options	652	6	(8)	—	—	—	(2)
Common stock dividends ($0.14 per share)	—	—	—	(1,437,106)	—	—	(1,437,106)
Repurchase of common stock	(97,315)	(973)	(1,135,825)	—	—	—	(1,136,798)
Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	4,429,495	—	—	4,429,495
Other comprehensive loss	—	—	—	—	—	(4,135,839)	(4,135,839)
ESOP shares earned	—	—	(57,931)	—	367,658	—	309,727
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	730,989	—	—	—	730,989
Exercise of stock options	652	6	(8)	—	—	—	(2)
Common stock dividends ($0.28 per share)	—	—	—	(2,874,405)	—	—	(2,874,405)
Repurchase of common stock	(189,928)	(1,899)	(2,207,388)	—	—	—	(2,209,287)
Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2023	11,685,693	$116,857	$105,305,039	$85,721,075	$(12,009,214)	$(43,581,211)	$135,552,546
Net income	—	—	—	2,692,127	—	—	2,692,127
Other comprehensive loss	—	—	—	—	—	(4,618,979)	(4,618,979)
ESOP shares earned	—	—	(42,880)	—	183,830	—	140,950
Stock based compensation	—	—	383,612	—	—	—	383,612
Common stock dividends ($0.14 per share)	—	—	—	(1,483,666)	—	—	(1,483,666)
Repurchase of common stock	(237,072)	(2,371)	(2,428,902)	—	—	—	(2,431,273)
Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$86,929,536	$(11,825,384)	$(48,200,190)	$130,235,317

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,122,052	$(12,193,043)	$(49,751,175)	$132,384,573
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Balances, January 1, 2023	11,784,246	117,842	106,088,897	84,336,884	(12,193,043)	(49,751,175)	128,599,405
Net income	—	—	—	5,596,173	—	—	5,596,173
Other comprehensive income	—	—	—	—	—	1,550,985	1,550,985
ESOP shares earned	—	—	(56,198)	—	367,659	—	311,461
Stock based compensation	—	—	763,021	—	—	—	763,021
Common stock dividends ($0.28 per share)	—	—	—	(3,003,521)	—	—	(3,003,521)
Repurchase of common stock	(335,625)	(3,356)	(3,578,851)	—	—	—	(3,582,207)
Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$86,929,536	$(11,825,384)	$(48,200,190)	$130,235,317

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$4,429,495	$5,596,173
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	453,606	178,316
Depreciation and amortization	426,406	508,202
Deferred income tax	55,666	(62,485)
Stock based compensation	730,989	763,021
Investment securities amortization, net	504,769	580,032
Net loss on sale of investment securities - available for sale	62,029	—
Net gains on loan and lease sales	(209,638)	(309,601)
Loss (gain) on sale of real estate owned	4,124	(1,921)
Gain on sale of premises and equipment	(6,000)	(1,800)
Accretion of loan origination fees	(357,780)	(549,408)
Amortization of mortgage-servicing rights	89,770	105,350
ESOP shares expense	309,727	311,461
Increase in cash surrender value of life insurance	(45,422)	(44,856)
Loans originated for sale	(10,973,243)	(11,691,998)
Proceeds on loans sold	10,549,293	11,558,198
Net change in
Interest receivable	(268,840)	(325,757)
Other assets	1,428,847	(213,106)
Other liabilities	(1,550,807)	(1,919,449)
Interest payable	(553,511)	1,918,991
Net cash provided by operating activities	5,079,480	6,399,363

Investing Activities
Purchases of securities available for sale	(2,659,324)	(7,097,933)
Proceeds from maturities and paydowns of securities available for sale	8,418,748	12,038,103
Proceeds from sales of securities available for sale	3,789,203	—
Proceeds from maturities and paydowns of securities held to maturity	290,305	918,473
Net change in loans	(49,624,675)	(83,539,282)
Proceeds from sales of real estate owned	81,909	297,670
Purchases of premises and equipment	(229,675)	(378,407)
Proceeds from sale of premises and equipment	6,000	1,800
Purchase of FHLB stock	(1,260,000)	(854,900)
Net cash used in investing activities	(41,187,509)	(78,614,476)

Financing Activities
Net change in
Demand and savings deposits	8,105,888	(22,425,614)
Certificates of deposit	50,838,793	56,737,523
Advances by borrowers for taxes and insurance	25,966	30,891
Proceeds from FHLB advances	138,000,000	391,500,000
Repayment of FHLB advances	(157,000,000)	(345,500,000)
Repurchase of common stock	(2,209,287)	(3,582,207)
Proceeds from stock option exercises	(2)	—
Dividends paid	(2,874,405)	(3,003,521)
Net cash provided by financing activities	34,886,953	73,757,072

Net Change in Cash and Cash Equivalents	(1,221,076)	1,541,959
Cash and Cash Equivalents, Beginning of Period	20,240,125	15,922,093
Cash and Cash Equivalents, End of Period	$19,019,049	$17,464,052

Additional Cash Flows and Supplementary Information
Interest paid	$20,740,339	$10,292,333
Transfers from loans to other real estate owned	—	405,279
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

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offer Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. In December of 2022, the FASB issued ASU No. 2022-06 which extended the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The guidance ensures the relief in Topic 848 covers the period of time during which a significant number of modifications may take place and the ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company does not expect the adoption of ASU No. 2020-04 to have a material impact on its consolidated financial statements.

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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$5,016	$—	$18	$4,998
SBA Pools	4,686	—	565	4,121
Federal agencies	15,000	—	1,930	13,070
State and municipal obligations	163,658	—	32,091	131,567
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	127,201	16	22,595	104,622
Corporate obligations	11,500	—	2,539	8,961
	327,061	16	59,738	267,339
Held to maturity
State and municipal obligations	4,658	9	98	4,569
	4,658	9	98	4,569

Total investment securities	$331,719	$25	$59,836	$271,908

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,996	$—	$20	$2,976
SBA Pools	5,337	—	565	4,772
Federal agencies	15,000	—	1,847	13,153
State and municipal obligations	169,118	16	27,688	141,446
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	133,223	62	21,804	111,481
Corporate obligations	11,500	—	2,640	8,860
	337,174	78	54,564	282,688
Held to maturity
State and municipal obligations	4,950	13	42	4,921
	4,950	13	42	4,921

Total investment securities	$342,124	$91	$54,606	$287,609

The amortized cost and fair value of investment securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$6,429	$6,400	$1,500	$1,491
One to five years	24,620	22,541	1,675	1,632
Five to ten years	35,020	30,487	773	777
After ten years	133,791	103,290	710	669
	199,860	162,718	4,658	4,569
Mortgage-backed securities –GSE residential	127,201	104,621	—	—

Totals	$327,061	$267,339	$4,658	$4,569
Investment securities with a carrying value of $102,075,000 and $162,430,000 were pledged at June 30, 2024 and December 31, 2023, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of securities available for sale for both the three and six months ended June 30, 2024 were $3,789,000. Gross losses recognized on the sale of securities available for sale for the three and six months ended June 30, 2024 were $62,000, while there were no gross gains recognized during those same periods. There were no sales of securities available for sale for the three and six months ended June 30, 2023.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at June 30, 2024 and December 31, 2023 was $269,787,000 and $279,852,000, respectively, which is approximately 99% and 97% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at June 30, 2024. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of June 30, 2024, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of June 30, 2024:

State and municipal obligations

AA+	$1,150
AA-	585
A+	710
BBB+	40
Not rated	2,173

$4,658
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.

The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

Description of Securities	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$2,505	$10	$2,493	$8	$4,998	$18
SBA Pools	279	—	3,812	565	4,091	565
Federal agencies	—	—	13,070	1,930	13,070	1,930
State and municipal obligations	1,797	26	129,520	32,065	131,317	32,091
Mortgage-backed securities - GSE residential	1,753	14	101,451	22,581	103,204	22,595
Corporate obligations	—	—	8,961	2,539	8,961	2,539
Total available for sale	6,334	50	259,307	59,688	265,641	59,738

Held to maturity
State and municipal obligations	1,082	13	3,064	85	4,146	98

Total	$7,416	$63	$262,371	$59,773	$269,787	$59,836

Description of Securities	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury securities	$489	$4	$2,487	$16	$2,976	$20
SBA Pools	329	—	4,410	565	4,739	565
Federal agencies	—	—	13,153	1,847	13,153	1,847
State and municipal obligations	1,565	21	137,119	27,667	138,684	27,688
Mortgage-backed securities - GSE residential	3,458	139	104,581	21,665	108,039	21,804
Corporate obligations	—	—	8,860	2,640	8,860	2,640
Total available for sale	5,841	164	270,610	54,400	276,451	54,564

Held to maturity
State and municipal obligations	849	3	2,552	39	3,401	42

Total	$6,690	$167	$273,162	$54,439	$279,852	$54,606
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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.
Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Commercial mortgage	$356,250	$341,633
Commercial and industrial	127,160	115,428
Construction and development	139,588	157,805
Multi-family	174,251	138,757
Residential mortgage	175,059	162,123
Home equity lines of credit	13,781	10,904
Direct financing leases	148,173	156,598
Consumer	22,782	23,264
	1,157,044	1,106,512
Less
Allowance for credit losses on loans and leases	15,882	15,663
Deferred loan fees	583	776

	$1,140,579	$1,090,073

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of June 30, 2024 and rating category as of December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total

As of June 30, 2024:
Commercial mortgage
Pass	$12,335	$40,027	$87,838	$68,164	$32,094	$93,760	$16,470	$350,688
Substandard	—	—	—	242	4,785	535	—	5,562
Total Commercial mortgage	12,335	40,027	87,838	68,406	36,879	94,295	16,470	356,250
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	13,887	35,585	11,847	12,289	3,811	11,060	33,992	122,471
Substandard	—	—	331	—	—	100	4,258	4,689
Total Commercial and industrial	13,887	35,585	12,178	12,289	3,811	11,160	38,250	127,160
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	11,008	26,792	73,202	20,512	3,044	130	—	134,688
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	11,008	26,792	73,202	20,512	3,044	5,030	—	139,588
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	5,400	3,818	59,342	50,792	6,290	25,277	17,651	168,570
Special Mention	—	—	—	1,513	—	—	4,168	5,681
Total Multi-family	5,400	3,818	59,342	52,305	6,290	25,277	21,819	174,251
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	13,481	34,318	30,553	33,693	17,198	41,762	2,293	173,298
Substandard	—	62	—	226	—	1,473	—	1,761
Total Residential mortgage	13,481	34,380	30,553	33,919	17,198	43,235	2,293	175,059
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	—	—	—	—	—	—	13,629	13,629
Substandard	—	—	—	—	—	—	152	152
Total Home equity lines of credit	—	—	—	—	—	—	13,781	13,781
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	24,315	64,749	33,431	17,206	6,444	1,255	—	147,400
Substandard	12	56	502	122	64	—	—	756
Doubtful	—	—	—	—	17	—	—	17
Total Direct financing leases	24,327	64,805	33,933	17,328	6,525	1,255	—	148,173
Current period gross charge-offs	—	537	250	70	14	—	—	871
Consumer
Pass	4,552	7,839	6,589	2,792	564	436	—	22,772
Substandard	—	—	—	10	—	—	—	10
Total Consumer	4,552	7,839	6,589	2,802	564	436	—	22,782
Current period gross charge-offs	17	56	52	10	—	3	—	138

Total Loans and Leases	$84,990	$213,246	$303,635	$207,561	$74,311	$180,688	$92,613	$1,157,044
Total current period gross charge-offs	$17	$593	$302	$80	$14	$13	$—	$1,019

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of December 31, 2023:
Commercial mortgage
Pass	$31,795	$83,567	$69,863	$33,226	$45,746	$60,563	$11,495	$336,255
Special Mention	—	—	—	4,850	—	—	—	4,850
Substandard	—	—	—	—	—	528	—	528
Total Commercial mortgage	31,795	83,567	69,863	38,076	45,746	61,091	11,495	341,633
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	38,721	13,509	13,390	4,348	1,727	9,430	30,287	111,412
Substandard	—	—	—	10	—	138	3,868	4,016
Total Commercial and industrial	38,721	13,509	13,390	4,358	1,727	9,568	34,155	115,428
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	36,868	81,715	30,383	2,981	111	847	—	152,905
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	36,868	81,715	30,383	2,981	5,011	847	—	157,805
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Total Multi-family	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	31,352	31,447	35,174	17,651	8,812	36,118	216	160,770
Substandard	—	—	—	—	92	1,261	—	1,353
Total Residential mortgage	31,352	31,447	35,174	17,651	8,904	37,379	216	162,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	282	—	—	—	10,597	10,879
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	—	—	282	—	—	—	10,622	10,904
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	76,018	41,838	24,675	10,264	2,895	462	—	156,152
Substandard	80	184	80	21	—	—	—	365
Doubtful	79	—	—	—	2	—	—	81
Total Direct financing leases	76,177	42,022	24,755	10,285	2,897	462	—	156,598
Current period gross charge-offs	105	276	459	85	11	1	—	937
Consumer
Pass	9,775	8,223	3,713	840	358	279	—	23,188
Substandard	35	17	15	—	9	—	—	76
Total Consumer	9,810	8,240	3,728	840	367	279	—	23,264
Current period gross charge-offs	39	69	75	25	7	—	—	215

Total Loans and Leases	$229,166	$299,771	$214,997	$80,574	$71,943	$128,026	$82,035	$1,106,512
Total current period gross charge-offs	$144	$403	$534	$110	$18	$1	$—	$1,210

For the three months ended June 30, 2024 and December 31, 2023, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$179	$179	$356,071	$356,250	$179
Commercial and industrial	193	348	15	556	126,604	127,160	15
Construction and development	—	—	4,900	4,900	134,688	139,588	—
Multi-family	—	—	—	—	174,251	174,251	—
Residential mortgage	616	285	1,762	2,663	172,396	175,059	1,665
Home equity	515	214	152	881	12,900	13,781	152
Direct financing leases	164	189	626	979	147,194	148,173	626
Consumer	427	211	10	648	22,134	22,782	10

Totals	$1,915	$1,247	$7,644	$10,806	$1,146,238	$1,157,044	$2,647

	December 31, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$—	$—	$341,633	$341,633	$—
Commercial and industrial	136	—	—	136	115,292	115,428	—
Construction and development	—	75	4,900	4,975	152,830	157,805	—
Multi-family	—	—	—	—	138,757	138,757	—
Residential mortgage	688	306	1,379	2,373	159,750	162,123	1,278
Home equity	463	—	25	488	10,416	10,904	25
Direct financing leases	452	236	296	984	155,614	156,598	296
Consumer	292	148	76	516	22,748	23,264	76

Totals	$2,031	$765	$6,676	$9,472	$1,097,040	$1,106,512	$1,675

The following table presents information on the Company’s nonaccrual loans and leases at June 30, 2024, and at December 31, 2023:

	June 30, 2024		December 31, 2023
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$37	$—	$1,241	$1,202
Construction and development	4,900	—	4,900	—
Residential mortgage	97	97	101	101
Direct financing leases	17	17	82	82
Total nonaccrual loans and leases	$5,051	$114	$6,324	$1,385

During the three months ended June 30, 2024 and December 31, 2023, the Company recognized $1,000 and $42,000 of interest income on nonaccrual loans and leases, respectively.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,297	$—	$—	$—	$5,297	$—
Commercial and industrial	—	—	—	4,258	4,258	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,513	—	—	1,513	—
Residential mortgage	—	—	147	—	147	—
Total	$10,197	$1,513	$147	$4,258	$16,115	$1,000

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,377	$—	$—	$5,377	$—
Commercial and industrial	—	—	3,868	3,868	—
Construction and development	4,900	—	—	4,900	1,000
Residential mortgage	—	152	—	152	—
Total	$10,277	$152	$3,868	$14,297	$1,000

Loan Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan. If a determination is made that a modified loan has been deemed uncollectible, the loan (or portion of the loan) is charged-off, reducing the amortized cost basis of the loan and adjusting the allowance for credit losses. During the three and six months ended June 30, 2024 and 2023, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three or six months ended June 30, 2024 and 2023, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. At June 30, 2024 and December 31, 2023, other real estate owned included $43,200 and $136,000, respectively, of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At June 30, 2024 and December 31, 2023, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $465,000 and $470,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	June 30, 2024	December 31, 2023

Total minimum lease payments to be received	$168,387	$177,952
Initial direct costs	9,297	9,702
	177,684	187,654
Less: Unearned income	(29,511)	(31,056)

Net investment in direct finance leases	$148,173	$156,598

The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2024:

Remainder of 2024	$33,487
2025	56,419
2026	41,355
2027	24,965
2028	10,912
Thereafter	1,249

$168,387

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
•the quality of the loan review system;
•the underlying collateral;
•concentration risk; and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three and six months ended June 30, 2024 and 2023, respectively:

	Balances, March 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2024

Commercial mortgage	$4,626	$155	$—	$—	$4,781
Commercial and industrial	1,390	17	—	14	1,421
Construction and development	3,900	(436)	—	—	3,464
Multi-family	1,906	191	—	—	2,097
Residential mortgage	1,720	36	—	5	1,761
Home equity	113	20	—	—	133
Direct financing leases	1,868	477	(514)	89	1,920
Consumer	302	47	(66)	22	305
Total	$15,825	$507	$(580)	$130	$15,882

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2024

Commercial mortgage	$4,655	$126	$—	$—	$4,781
Commercial and industrial	1,281	65	—	75	1,421
Construction and development	3,883	(419)	—	—	3,464
Multi-family	1,789	308	—	—	2,097
Residential mortgage	1,681	81	(10)	9	1,761
Home equity	102	31	—	—	133
Direct financing leases	1,955	723	(871)	113	1,920
Consumer	317	78	(138)	48	305
Total	$15,663	$993	$(1,019)	$245	$15,882

	Balances, March 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2023

Commercial mortgage	$4,728	$232	$—	$3	$4,963
Commercial and industrial	1,538	74	—	11	1,623
Construction and development	3,475	(509)	—	—	2,966
Multi-family	1,967	14	—	—	1,981
Residential mortgage	1,596	15	—	12	1,623
Home equity	112	(10)	—	—	102
Direct financing leases	1,765	285	(281)	45	1,814
Consumer	314	10	(24)	19	319
Total	$15,495	$111	$(305)	$90	$15,391

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$569	$—	$13	$4,963
Commercial and industrial	1,291	360	1,651	(51)	—	23	1,623
Construction and development	2,855	784	3,639	(673)	—	—	2,966
Multi-family	1,955	(99)	1,856	125	—	—	1,981
Residential mortgage	76	1,439	1,515	86	—	22	1,623
Home equity	23	89	112	(10)	—	—	102
Direct financing leases	1,196	422	1,618	353	(366)	209	1,814
Consumer	241	64	305	52	(68)	30	319
Total	$12,413	$2,664	$15,077	$451	$(434)	$297	$15,391

During the second quarter of 2024, the allowance for credit losses on loans and leases increased from $15.8 million at March 31, 2023, to $15.9 million at June 30, 2024. The increase was attributable to additional provisions totaling $507,000 during the second quarter of 2024, partially offset by net charge-offs of $450,000. Multiple loan categories experienced loan growth while a few declined slightly, as compared to prior quarter.

•Commercial Mortgage – allowance increased due to loan balances increasing $17.8 million.
•Commercial & Industrial – allowance increased due to loan balances increasing $3.5 million.
•Construction & Development – allowance decreased due to loan balances decreasing $25.5 million.
•Multi-Family – allowance increased due to balances increasing $20.5 million.

•Residential Mortgage – allowance increased due to balances increasing $4.0 million.
•Home Equity – allowance increased due to balances increasing $1.6 million.
•Direct Financing Leases – allowance increased while balances decreased $4.3 million, due to a higher calculated reserve percentage.
•Consumer – allowance increased slightly, while balances decreased $222,000.

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 68.9% and 68.1% of our portfolio as of June 30, 2024 and December 31, 2023, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 74.1% of our total allowance at both June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, the primary economic factors affecting the Company's loan portfolio continue to be persistent inflation, higher interest rates, geopolitical risk, mild economic growth, and a weakened employment outlook. These key factors will continue to influence the Company's loan and lease portfolio for the near future. In addition, market liquidity continues to impact the economic environment and could potentially further tighten credit conditions.

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

•Indianapolis, Indiana – Based upon optimistic 2024 first half economic results, the market region is expecting continued economic growth in 2024. First half results were fueled primarily by an expanding labor market, retail sales growth, and increasing median household incomes.

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

The following tables detail activity in the allowance for credit losses on unfunded commitments during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023

Beginning balance	$1,339	$2,204
Reversal of credit losses	(236)	(103)
Ending balance	$1,103	$2,101

	Six Months Ended June 30,
	2024	2023

Beginning balance	$1,642	$—
Impact of adopting ASC 326	—	2,374
Reversal of credit losses	(539)	(273)
Ending balance	$1,103	$2,101

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2024
Available for sale securities
U.S. Treasury securities	$4,998	$4,998	$—	$—
SBA Pools	4,121	—	4,121	—
Federal agencies	13,070	—	13,070	—
State and municipal obligations	131,567	—	131,567	—
Mortgage-backed securities - GSE residential	104,622	—	104,622	—
Corporate obligations	8,961	—	8,961	—
	$267,339	$4,998	$262,341	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2023
Available for sale securities
U.S. Treasury securities	$2,976	$2,976	$—	$—
SBA Pools	4,772	—	4,772	—
Federal agencies	13,153	—	13,153	—
State and municipal obligations	141,446	—	141,446	—
Mortgage-backed securities - GSE residential	111,481	—	111,481	—
Corporate obligations	8,860	—	8,860	—
	$282,688	$2,976	$279,712	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2024.
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

Nonrecurring Measurements
As of June 30, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Financial assets
Cash and cash equivalents	$19,019	$19,019	$—	$—
Available for sale securities	267,339	4,998	262,341	—
Held to maturity securities	4,658	—	4,569	—
Loans held for sale	370	—	—	370
Loans and leases receivable, net	1,140,579	—	—	1,043,630
FHLB stock	13,907	—	13,907	—
Interest receivable	6,113	—	6,113	—
Financial liabilities
Deposits	1,100,085	—	1,099,091	—
FHLB advances	252,000	—	249,982	—
Interest payable	3,843	—	3,843	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets
Cash and cash equivalents	$20,240	$20,240	$—	$—
Available for sale securities	282,688	2,976	279,712	—
Held to maturity securities	4,950	—	4,921	—
Loans held for sale	794	—	—	794
Loans and leases receivable, net	1,090,073	—	—	985,976
FHLB stock	12,647	—	12,647	—
Interest receivable	5,844	—	5,844	—
Financial liabilities
Deposits	1,041,140	—	1,038,178	—
FHLB advances	271,000	—	266,885	—
Interest payable	4,397	—	4,397	—

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

	Three Months Ended June 30,
	2024	2023

Net income	$2,061	$2,692
Shares outstanding for Basic EPS:
Average shares outstanding	11,062,323	11,546,999
Less: average restricted stock award shares not vested	165,842	260,334
Less: average unearned ESOP Shares	829,467	883,573
Shares outstanding for Basic EPS	10,067,014	10,403,092

Additional Dilutive Shares	111,255	72,452

Shares outstanding for Diluted EPS	10,178,269	10,475,544

Basic Earnings Per Share	$0.20	$0.26
Diluted Earnings Per Share	$0.20	$0.26

	Six Months Ended June 30,
	2024	2023

Net income	$4,429	$5,596
Shares outstanding for Basic EPS:
Average shares outstanding	11,116,338	11,651,976
Less: average restricted stock award shares not vested	166,570	260,810
Less: average unearned ESOP Shares	836,230	890,298
Shares outstanding for Basic EPS	10,113,538	10,500,868

Additional Dilutive Shares	90,591	80,455

Shares outstanding for Diluted EPS	10,204,129	10,581,323

Basic Earnings Per Share	$0.44	$0.53
Diluted Earnings Per Share	$0.43	$0.53
Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $70,000 and $138,000 for the three and six months ended June 30, 2024, and $66,000 and $104,000 for the three and six months ended June 30, 2023, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 816,089 and 843,142 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at June 30, 2024 and December 31, 2023, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense was $156,000 and $310,000 for the three and six months ended June 30, 2024, and was $141,000 and $311,000 for the three and six months ended June 30, 2023, respectively.

	June 30, 2024	December 31, 2023

Earned ESOP shares	266,041	238,988
Unearned ESOP shares	816,089	843,142
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$11.74	$11.51
Fair value of earned shares (in thousands)	$3,123	$2,751
Fair value of unearned shares (in thousands)	$9,581	$9,705

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
The following table summarizes the restricted stock award activity in the 2020 EIP during the six months ended June 30, 2024.

	Six Months Ended June 30, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	167,158	$10.56
Granted	—	—
Vested	(83,379)	10.55
Forfeited	(400)	13.86
Non-vested, June 30, 2024	83,379	10.55
Total compensation cost recognized in the income statement for restricted stock awards during the three and six months ended June 30, 2024 was $217,000 and $436,000, and the related tax benefit recognized was $46,000 and $92,000, respectively. As of June 30, 2024, unrecognized compensation expense related to restricted stock awards was $878,000.

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
The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2024.

	Six Months Ended June 30, 2024
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Exercised	(8,116)	10.53
Forfeited/expired	(800)	13.86
Balance, June 30, 2024	1,042,045	10.55
Exercisable at end of period	837,949	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of June 30, 2024 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	408,992	$2.91
Vested	(204,096)	2.91
Forfeited	(800)	3.02
Non-vested, June 30, 2024	204,096	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and six months ended June 30, 2024 was $147,000 and $295,000, and the related tax benefit recognized was $16,000 and $32,000, respectively. As of June 30, 2024, unrecognized compensation expense related to the stock option awards was $592,000.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At June 30, 2024 and December 31, 2023, the balance of these investments in LIHTC totaled $1.0 million and $1.1 million, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheet. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Amortization expense	$46	$50	$90	$95
Tax credits recognized	44	50	90	97

Note 9: Subsequent Event
Subsequent to June 30, 2024 through August 9, 2024, the Company purchased 26,917 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 651,191 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2024, and the consolidated results of operations for the three and six month periods ended June 30, 2024, compared to the same periods in 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
Important factors that could cause our actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:
•adverse impacts to economic conditions in our local market areas and other markets where we have lending relationships;
•effects of employment levels, labor shortages and inflation, a recession, or slowed economic growth;
•changes in the interest rate environment, including past increases in the Board of Governors of the Federal Reserve System (the "Federal Reserve") benchmark rate and the duration of such increased levels;
•the impact of inflation and the Federal Reserve monetary policies;
•effects of any federal government shutdown;
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
•bank failures or other adverse developments at banks and related negative press about the banking industry in general on investor and depositor sentiment;
•inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on our loans and leases;
•adverse changes in the securities or secondary mortgage markets;
•changes in the quality or composition of our loan, lease or investment portfolios;
•our ability to keep pace with technological changes, including our ability to identify and address cyber-security risks such as data security breaches, "denial of service" attacks, "hacking" and identity theft, and other attacks on our information technology systems or on our third-party vendors;
•results of examinations by regulatory authorities and potential requirements to increase credit loss allowances, write-down assets, reclassify assets, change our regulatory capital position, or affect our liquidity and earnings;
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
•legislative or regulatory changes, including changes in banking, securities, tax law, regulatory policies, and principles;
•our ability to pay dividends on our common stock;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services;

•the effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external eventss; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $180.9 million at June 30, 2024.

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
At June 30, 2024, on a consolidated basis, we had $1.5 billion in assets, $1.1 billion in loans and leases, net of allowance, $1.1 billion in deposits and $131.1 million in stockholders’ equity.  At June 30, 2024, First Bank Richmond’s total risk-based capital ratio was 14.21%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2024, net income was $4.4 million, compared with net income of $5.6 million for the six months ended June 30, 2023.
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
There have been no significant changes during the six months ended June 30, 2024 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2023 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at June 30, 2024 and December 31, 2023
General.  Total assets increased $34.1 million, or 2.3%, to $1.5 billion at June 30, 2024 from December 31, 2023. The increase was primarily the result of a $50.5 million, or 4.6%, increase in loans and leases, net of allowance for credit losses, to $1.1 billion, partially offset by a $15.6 million, or 5.4%, decrease in investment securities to $272.0 million at June 30, 2024.
Investment Securities. Investment securities available for sale totaled $267.3 million and $282.7 million, while investment securities held to maturity totaled $4.7 million and $4.9 million at June 30, 2024 and December 31, 2023, respectively. The $15.3 million, or 5.4%, decrease in investment securities available for sale was primarily due to maturities and principal repayments of $8.4 million, a $5.2 million downward mark-to-market adjustment on the investment portfolio due to increased market rates of interest, and $3.8 million in sales of securities. The decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities, repayments, and sales of securities were used to fund loan growth.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $50.5 million, or 4.6%, to $1.1 billion at June 30, 2024 from December 31, 2023.  The increase in loans and leases was attributable to increases in multi-family loans, commercial real estate loans, residential mortgage loans, and commercial and industrial loans of $35.5 million, $14.6 million, $12.9 million and $11.7 million, respectively. At June 30, 2024, loans held for sale totaled $370,000, compared to $794,000 at December 31, 2023.
Nonaccrual loans and leases totaled $5.1 million at June 30, 2024, compared to $6.3 million at December 31, 2023. Accruing loans and leases past due 90 days or more totaled $2.6 million at June 30, 2024, compared to $1.7 million at December 31, 2023. Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $7.7 million, or 0.67% of total loans and leases, at June 30, 2024, compared to $8.0 million, or 0.72% of total loans and leases, at December 31, 2023.

Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $219,000, or 1.4%, to $15.9 million at June 30, 2024 from December 31, 2023. At June 30, 2024, the allowance for credit losses on loans and leases totaled 1.37% of total loans and leases outstanding. At December 31, 2023, the allowance for credit losses on loans and leases totaled $15.7 million, or 1.42% of total loans and leases outstanding. Net charge-offs during the first half of 2024 were $774,000 compared to net charge-offs of $137,000 during the first half of 2023.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2024, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $471,000, or 1.9%, to $24.3 million at June 30, 2024 from $24.8 million at December 31, 2023, primarily due to standard amortization of prepaid assets.
Deposits. Total deposits increased $58.9 million, or 5.7%, to $1.1 billion at June 30, 2024 from December 31, 2023. The increase in deposits primarily was due to an increase in non-brokered time deposits of $32.2 million, which were used to fund loan demand, and savings and money-market accounts of $26.7 million. These increases were partially offset by a decrease in demand deposit accounts of $18.6 million. Brokered deposits totaled $287.5 million, or 26.1% of total deposits, at June 30, 2024, compared to $268.8 million, or 25.8% of total deposits, at December 31, 2023. At June 30, 2024, noninterest-bearing deposits totaled $102.3 million, or 9.3% of total deposits, compared to $114.4 million, or 11.0% of total deposits, at December 31, 2023. Management attributes the shift in funds from transaction accounts to retail certificates of deposit to customers taking advantage of higher rates being paid on time deposits as a result of interest rate hikes enacted by the Federal Reserve.
As of June 30, 2024, approximately $253.0 million of our deposit portfolio, or 21.4% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, decreased $19.0 million, or 7.0%, to $252.0 million at June 30, 2024, compared to $271.0 million at December 31, 2023. The decrease in borrowing was mainly driven by an increase in deposits during the period, which reduced our need for additional borrowing.
Stockholders’ Equity. Stockholders’ equity totaled $131.1 million at June 30, 2024, a decrease of $3.7 million, or 2.8%, from December 31, 2023.  The decrease in stockholders' equity from year-end 2023 resulted from the repurchase of $2.2 million of Company common stock, an increase in Accumulated Other Comprehensive Loss ("AOCL") of $4.1 million, and the payment of $2.9 million in dividends to Company stockholders, partially offset by $4.4 million in net income. The increase in the AOCL was primarily due to the decline in mark-to-market values associated with our available for sale investment securities portfolio. At December 31, 2023, the available for sale portfolio had a net unrealized loss of $54.5 million compared to a net unrealized loss of $59.7 million at June 30, 2024. The AOCL impact to equity, after tax affecting the unrealized loss, was $47.2 million at June 30, 2024 compared to $43.0 million at December 31, 2023. This decline in value from December 31, 2023 to June 30, 2024 was due to interest rate changes, not credit quality. The Company repurchased 189,928 shares of Company common stock at an average price of $11.63 per share for a total of $2.2 million during the first six months of 2024. The Company's equity to asset ratio was 8.77% at June 30, 2024. At June 30, 2024, the Bank's Tier 1 capital to total assets ratio was 10.65% and the Bank's capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023.
General. Net income for the three months ended June 30, 2024 was $2.1 million, a $632,000 or 23.5% decrease from net income of $2.7 million for the three months ended June 30, 2023. Diluted earnings per share were $0.20 for the second quarter of 2024, compared to $0.26 diluted earnings per share for the second quarter of 2023. The decrease in net income was the result of an increase in noninterest expense of $716,000, and an increase in the provision for credit losses of $262,000, partially offset by an increase in net interest income of $243,000 and a decrease in the provision for income taxes of $170,000.
Interest Income.  Interest income increased $3.9 million, or 23.8%, to $20.1 million during the quarter ended June 30, 2024, compared to $16.2 million during the quarter ended June 30, 2023.  Interest income on loans and leases increased $3.7 million, or 26.3%, to $17.8 million for the quarter ended June 30, 2024, from $14.1 million for the comparable quarter in 2023, due to an increase in the average balance of loans and leases of $120.3 million, and an increase of 72 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.1 billion for the quarter ended June 30, 2024, compared to $1.0 billion for the quarter ended June 30, 2023.  The average yield on loans and leases was 6.20% for the quarter ended June 30, 2024, compared to 5.48% for the comparable quarter in 2023.
Interest income on investment securities, excluding FHLB stock, decreased $76,000, or 4.2%, for the second quarter of 2024 from the comparable quarter in 2023. The average yield on investment securities, excluding FHLB stock, increased to 2.54% for the second quarter of 2024, compared to 2.46% for the second quarter of 2023. The average balance of investment securities, excluding FHLB stock, decreased to $273.1 million for the quarter ended June 30, 2024, compared to $294.1 million for the quarter ended June 30, 2023.
Dividends on FHLB stock increased $142,000, or 78.9%, during the quarter ended June 30, 2024, from the comparable quarter in 2023, resulting in an average yield on FHLB stock of 9.26% for the three months ended June 30, 2024, compared to 7.10% for the three months ended June 30, 2023. Interest income on cash and cash equivalents increased $83,000, or 62.5%, during the quarter ended June 30, 2024, from the comparable quarter in 2023, due to a 102 basis point increase in the average yield and a $3.8 million increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $3.6 million, or 52.5%, to $10.5 million for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023.  Interest expense on deposits increased $2.5 million, or 44.3%, to $8.0 million for the quarter ended June 30, 2024, from the comparable quarter in 2023. The increase in interest expense on deposits primarily was attributable to a $49.0 million increase in the average balance of, and an 87 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.23% for the quarter ended June 30, 2024, compared to 2.35% for the quarter ended June 30, 2023. The average balance of interest-bearing deposits was $991.1 million for the quarter ended June 30, 2024, compared to $942.2 million in the comparable quarter in 2023. Interest expense on FHLB borrowings increased $1.2 million, or 86.4%, to $2.5 million in the second quarter of 2024 compared to $1.3 million for the same quarter in 2023, primarily due to an increase in the average rate paid on FHLB borrowings and, to a lesser extent, an increase in the average balance of such borrowings. The average rate paid on FHLB borrowings was 3.89% for the quarter ended June 30, 2024, compared to 2.73% for the second quarter of 2023. The average balance of FHLB borrowings totaled $257.9 million during the quarter ended June 30, 2024, compared to $197.1 million for the quarter ended June 30, 2023.
Net Interest Income.  Net interest income before the provision for credit losses increased $243,000, or 2.6%, to $9.6 million for the second quarter of 2024, compared to $9.3 million for the second quarter of 2023. This increase was due to a $107.0 million increase in average interest earning assets, partially offset by a 24 basis point decrease in the average interest rate spread. Net interest margin (annualized) was 2.64% for the three months ended June 30, 2024, compared to 2.77% for the three months ended June 30, 2023. The decrease in net interest margin was primarily due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
During the first half of 2023, in response to continuing elevated inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve System increased the target range for the federal funds rate by 100 basis points, to a range of 5.25% to 5.50%, where it remained as of June 30, 2024. While net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings, which tend to be shorter in duration than our assets and re-price or reset faster than assets.
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

	Three Months Ended June 30,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,149,457	$17,811	6.20%	$1,029,162	$14,098	5.48%
Securities	273,142	1,734	2.54%	294,076	1,810	2.46%
FHLB stock	13,907	322	9.26%	10,136	180	7.10%
Cash and cash equivalents and other	16,492	218	5.29%	12,646	135	4.24%
Total interest-earning assets	1,452,998	20,085	5.53%	1,346,020	16,223	4.82%
Non-earning assets	44,668			43,557
Total assets	1,497,666			1,389,577

Interest-bearing liabilities:
Savings and money market accounts	290,250	1,803	2.48%	288,124	1,356	1.88%
Interest-bearing checking accounts	144,363	437	1.21%	146,396	236	0.64%
Certificate accounts	556,521	5,761	4.14%	507,630	3,953	3.11%
Borrowings	257,885	2,508	3.89%	197,137	1,345	2.73%
Total interest-bearing liabilities	1,249,019	10,509	3.37%	1,139,287	6,890	2.42%
Noninterest-bearing demand deposits	106,924			103,231
Other liabilities	13,287			13,315
Stockholders' equity	128,436			133,744
Total liabilities and stockholders' equity	1,497,666			1,389,577

Net interest income		$9,576			$9,333
Net earning assets	$203,979			$206,733

Net interest rate spread(1)			2.16%			2.40%
Net interest margin(2)			2.64%			2.77%
Average interest-earning assets to average interest-bearing liabilities	116.33%			118.15%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2024 totaled $270,000, compared to $8,000 for the three months ended June 30, 2023. Net charge-offs during the second quarter of 2024 were $450,000 compared to $215,000 in the second quarter of 2023. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income decreased $66,000, or 5.6%, to $1.1 million for the quarter ended June 30, 2024, compared to the same quarter in 2023.  The decrease in noninterest income resulted primarily from decreases in net gains on loan and lease sales and net losses on sales of securities available for sale, partially offset by increases in service charges on deposit accounts and loan and lease servicing fees. Net gains on loan and lease sales decreased $64,000, or 41.4%, compared to the same quarter in 2023, due to decreased mortgage banking activity. Net losses on sales of securities available for sale totaled $62,000 for the three months ended June 30, 2024, while there were no sales of securities in the comparable quarter of 2023. Service fees on deposit accounts increased $34,000, or 12.3%, in the second quarter of 2024 from the comparable quarter in 2023, due to higher transaction activity and account maintenance fees, coupled with year-over-year deposit growth. Loan and lease servicing fees increased $22,000, or 20.1%, for the quarter ended June 30, 2024 compared to the comparable quarter in

2023 due to increased loan participation income. In addition, other income increased $16,000, or 4.8%, to $341,000 for the quarter ended June 30, 2024, compared to $325,000 for the comparable quarter in 2023 due to increased wealth management income. Card fee income decreased $11,000, or 3.8%, to $313,000 for the quarter ended June 30, 2024 compared to the same quarter in 2023.
Noninterest Expense.  Noninterest expense increased $716,000, or 9.8%, to $8.1 million for the three months ended June 30, 2024, from $7.3 million for the same period in 2023. Salaries and employee benefits increased $400,000, or 9.4%, to $4.7 million for the quarter ended June 30, 2024, from $4.3 million for the same quarter in 2023. The increase in salaries and benefits was primarily driven by higher employee benefits expenses, including health insurance, as well as increased compensation costs. Deposit insurance expense increased $188,000, or 97.9%, from the comparable quarter in 2023 primarily due to a change in the asset and deposit mix. Legal and professional fees increased $124,000, or 34.9%, to $481,000 from the comparable quarter in 2023 primarily due to professional services expenses related to auditing and internal process enhancements. Data processing fees increased $57,000, or 7.0%, to $879,000 in the second quarter of 2024 compared to the same quarter of 2023, primarily due to increased software and core provider expenses. Other expenses decreased $43,000, or 4.7%, to $874,000 during the second quarter of 2024, compared to the same quarter of 2023, primarily due to decreased employee expenses and loan closing expenses.
Income Tax Expense.  The provision for income taxes decreased $170,000 during the three months ended June 30, 2024, compared to the same period in 2023, due to a lower level of pre-tax income. The effective tax rate for the second quarter of 2024 was 12.9% compared to 15.0% for the same quarter a year ago. The decrease in the effective tax rate was a result of lower pre-tax income, allowing a greater favorable impact of tax-exempt interest and deductions.
Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023.
General. Net income for the six months ended June 30, 2024 was $4.4 million, a $1.2 million or 20.8% decrease from net income of $5.6 million for the six months ended June 30, 2023. Diluted earnings per share were $0.43 for the first six months of 2024, compared to $0.53 diluted earnings per share for the first six months of 2023. The decrease in net income primarily was the result of an increase in noninterest expense of $1.4 million and an increase in the provision for credit losses of $275,000, partially offset by an increase in net interest income of $205,000, and a decrease in the provision for income taxes of $350,000.
Interest Income.  Interest income increased $8.2 million, or 26.0%, to $39.6 million during the six months ended June 30, 2024, compared to $31.4 million during the six months ended June 30, 2023.  Interest income on loans and leases increased $7.8 million, or 28.5%, to $35.1 million for the six months ended June 30, 2024, from $27.3 million for the comparable period in 2023, due to an increase in the average balance of loans and leases of $130.7 million, and an increase of 74 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.1 billion for the first six months of 2024, compared to $1.0 billion for the first six months of 2023.  The average yield on loans and leases was 6.16% for the six months ended June 30, 2024, compared to 5.42% for the comparable period in 2023.
Interest income on investment securities, excluding FHLB stock, decreased $75,000, or 2.1%, to $3.5 million from the comparable period in 2023, due to a nine basis point increase in the average yield, partially offset by a decrease in the average balance of investment securities. The average yield on investment securities, excluding FHLB stock, was 2.54% for the first six months of 2024, compared to 2.45% for the first six months of 2023. The average balance of investment securities, excluding FHLB stock, was $278.5 million for the six months ended June 30, 2024, compared to $294.5 million for the six months ended June 30, 2023.
Dividends on FHLB stock increased $328,000, or 103.1%, during the six months ended June 30, 2024, from the comparable period in 2023, resulting in an average yield on FHLB stock of 9.35% for the six months ended June 30, 2024, compared to 6.31% for the six months ended June 30, 2023. Interest income on cash and cash equivalents increased $157,000, or 78.9%, during the six months ended June 30, 2024, from the comparable period in 2023, due to a 157 basis point increase in the average yield and a $4.1 million increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $8.0 million, or 65.3%, to $20.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.  Interest expense on deposits increased $5.5 million, or 57.4%, to $15.1 million for the six months ended June 30, 2024, from the comparable period in 2023. The increase in interest expense on deposits was attributable to a $46.5 million increase in the average balance of, and a 103 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.11% for the six months ended June 30, 2024, compared to 2.08% for the six months ended June 30, 2023. The average balance of interest-bearing deposits was $968.2 million for the six months ended June 30, 2024, compared to $921.7 million in the comparable period in 2023. Interest expense on FHLB borrowings increased $2.5 million, or 93.9%, to $5.1 million in the first six months of 2024 compared to $2.6 million for the same period in 2023, due to increases in the average rate paid on, and average balance of, FHLB borrowings. The average rate paid on FHLB borrowings was 3.83% for the six months ended June 30, 2024, an increase of 16 basis points from 2.67% for the first six months of 2023. The average balance of FHLB borrowings totaled $267.6 million during the six months ended June 30, 2024, up $69.8 million from $197.8 million for the six months ended June 30, 2023.
Net Interest Income.  Net interest income before the provision for credit losses increased $205,000, or 1.1%, to $19.4 million for the first six months of 2024, compared to $19.2 million for the first six months of 2023. This increase was due to a $6.3 million increase in average net earning assets, partially offset by a 36 basis point decrease in the average interest rate spread. Net interest margin (annualized) was 2.69% for the six months ended June 30, 2024, compared to 2.90% for the six months ended June 30, 2023. The decrease in net interest margin was primarily due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
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

	Six Months Ended June 30,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,137,522	$35,062	6.16%	$1,006,806	$27,291	5.42%
Securities	278,505	3,531	2.54%	294,510	3,606	2.45%
FHLB stock	13,818	646	9.35%	10,087	318	6.31%
Cash and cash equivalents and other	15,232	357	4.69%	11,114	200	3.60%
Total interest-earning assets	1,445,077	39,596	5.48%	1,322,517	31,415	4.75%
Non-earning assets	43,365			43,909
Total assets	1,488,442			1,366,426

Interest-bearing liabilities:
Savings and money market accounts	274,724	3,182	2.32%	283,840	2,353	1.66%
Interest-bearing checking accounts	146,244	819	1.12%	149,787	425	0.57%
Certificate accounts	547,207	11,066	4.04%	488,034	6,792	2.78%
Borrowings	267,552	5,120	3.83%	197,823	2,641	2.67%
Total interest-bearing liabilities	1,235,727	20,187	3.27%	1,119,484	12,211	2.18%
Noninterest-bearing demand deposits	107,750			100,271
Other liabilities	13,984			13,660
Stockholders' equity	130,981			133,011
Total liabilities and stockholders' equity	1,488,442			1,366,426

Net interest income		$19,409			$19,204
Net earning assets	$209,350			$203,033

Net interest rate spread(1)			2.21%			2.57%
Net interest margin(2)			2.69%			2.90%
Average interest-earning assets to average interest-bearing liabilities	116.94%			118.14%

_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2024 totaled $454,000, compared to $178,000 for the six months ended June 30, 2023, a $275,000 or 154.4% increase. The increased provision was due to an increase in the loan portfolio, as well as an increase in net charge-offs during the period. Net charge-offs during the first half of 2024 were $774,000 compared to $137,000 in the first half of 2023. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income decreased $34,000, or 1.5%, to $2.2 million for the six months ended June 30, 2024, compared to the same period in 2023.  The decrease in noninterest income resulted primarily from decreases in net gains on loan and lease sales and net losses on sales of securities available for sale, partially offset by increases in other income, service charges on deposit accounts, and loan and lease servicing fees. Net gains on loan and lease sales decreased $100,000, or 32.3%, compared to the same period in 2023, due to decreased mortgage banking activity. Net losses on sales of securities available for sale totaled $62,000 for the first half of 2024, while there were no sales of securities in the first half of 2023. Other income increased $82,000, or 14.2%, to $660,000 for the six months ended June 30, 2024, compared to $578,000 for the comparable period in 2023 due to increased wealth management income. Loan and lease servicing fees increased $29,000, or 12.7%, for the six months ended June 30, 2024 compared to the comparable period in 2023.Service fees on deposit accounts increased $26,000, or 4.6%, in the first six months of 2024 from the comparable period in 2023 due to higher transaction activity and account maintenance fees, coupled with year-over-year deposit growth.
Noninterest Expense.  Noninterest expense increased $1.4 million, or 9.6%, to $16.1 million for the six months ended June 30, 2024, from $14.7 million for the same period in 2023. Salaries and employee benefits increased $732,000, or 8.6%, to $9.2 million for the six months ended June 30, 2024, from $8.5 million for the same period in 2023. The increase in salaries and benefits was primarily driven by higher employee benefits expenses, including health insurance, as well as increased compensation costs. Deposit insurance expense increased $423,000, or 117.5%, from the comparable quarter in 2023 primarily due to a change in the asset and deposit mix. Legal and professional fees increased $246,000, or 36.9%, to $913,000 for the six months ended June 30, 2024 compared to $667,000 for the comparable period in 2023 due to other professional service expenses related to auditing and internal process enhancements. Data processing fees increased $127,000, or 7.7%, to $1.8 million in the first six months of 2024 compared to the same period of 2023, primarily due to increased software and core provider expenses.
Income Tax Expense.  The provision for income taxes decreased $350,000 during the six months ended June 30, 2024, compared to the same period in 2023, due to a lower level of pre-tax income. The effective tax rate for the first half of 2024 was 12.9% compared to 15.3% for the same period a year ago. The decrease in the effective tax rate was a result of lower pre-tax income, allowing a greater favorable impact of tax-exempt interest and deductions.

Capital and Liquidity
Capital. Shareholders' equity totaled $131.1 million at June 30, 2024 and $134.9 million at December 31, 2023. In addition to net income of $2.1 million, other sources of capital during the second quarter of 2024 included $156,000 related to the allocation of ESOP shares and $364,000 related to stock-based compensation. Uses of capital during the first six months of 2024 included $1.3 million in AOCL, $1.4 million of dividends paid on common stock, and $1.1 million of stock repurchases. The increase in the AOCL component of shareholders' equity was caused by increases to the unrealized losses on available for sale securities due to rising market interest rates.
We paid a regular quarterly dividend of $0.14 per common share during the second quarter of 2024, and regular quarterly dividends of $0.14 per common share during 2023. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2024 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.5 million based on the number of our currently outstanding shares at June 30, 2024.

Stock Repurchase Plans. From time to time, our board of directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, which had been scheduled to expire on June 6, 2024, for an additional year, now set to expire on June 6, 2025. As of June 30, 2024, the Company had approximately 678,108 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $286.4 million at June 30, 2024. Certificates of deposit scheduled to mature in less than one year from June 30, 2024 totaled $352.9 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of June 30, 2024, we had approximately $7.8 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2024, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $118.5 million. Furthermore, at June 30, 2024, we had approximately $201.5 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of June 30, 2024, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the six months ended June 30, 2024 was $5.1 million, compared to $6.4 million provided by operating activities for the six months ended June 30, 2023. During the six months ended June 30, 2024, net cash used in investing activities was $41.2 million, which consisted primarily of a $49.6 million net change in loans receivable, compared to $78.6 million of cash used in investing activities for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 was $34.9 million, which was comprised primarily of a $58.9 million net change in deposits, compared to $73.8 million provided by financing activities during the six months ended June 30, 2023. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2023 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At June 30, 2024, Richmond Mutual Bancorporation, on an unconsolidated basis, had $7.1 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2024, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2024
Total risk-based capital (to risk weighted assets)	$180,073	14.2%	$101,398	8.0%	$126,748	10.0%
Tier 1 risk-based capital (to risk weighted assets)	164,216	13.0	76,049	6.0	101,398	8.0
Common equity tier 1 capital (to risk weighted assets)	164,216	13.0	57,036	4.5	82,386	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	164,216	10.7	61,662	4.0	77,078	5.0

As of December 31, 2023
Total risk-based capital (to risk weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0
Common equity tier 1 capital (to risk weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,409	10.6	59,931	4.0	74,914	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At June 30, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2024, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been any material change in the market risk disclosures contained in our 2023 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2024, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2023 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, which had been scheduled to expire on June 6, 2024, for an additional year, now set to expire on June 6, 2025. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended June 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	42,627	$11.73	42,627	732,796
May 1, 2024 - May 31, 2024	21,280	11.58	21,280	711,516
June 1, 2024 - June 30, 2024	33,408	11.68	33,408	678,108
	97,315		97,315

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 9, 2024	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 9, 2024	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)