Form 10-Q
period 2024-09-30
Richmond Mutual Bancorporation, Inc.
filed 2024-11-13
CIK 1767837

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,908,590 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 13, 2024.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$8,520,922	$8,578,489
Interest-earning demand deposits	11,049,535	11,661,636
Cash and cash equivalents	19,570,457	20,240,125
Interest-earning time deposits	300,000	—
Investment securities - available for sale	267,251,153	282,688,326
Investment securities - held to maturity	4,052,456	4,949,530
Loans held for sale	220,000	793,500
Loans and leases, net of allowance for credit losses of $15,772,747 and $15,663,153, respectively	1,140,969,151	1,090,073,198
Premises and equipment, net	13,018,031	13,311,892
Federal Home Loan Bank stock	13,907,100	12,647,100
Interest receivable	5,873,966	5,843,705
Mortgage-servicing rights	1,953,693	1,945,367
Cash surrender value of life insurance	3,833,530	3,764,929
Other assets	21,600,420	24,766,129

Total assets	$1,492,549,957	$1,461,023,801

Liabilities
Noninterest-bearing deposits	$98,521,848	$114,376,777
Interest-bearing deposits	990,572,616	926,763,134
Total deposits	1,089,094,464	1,041,139,911
Federal Home Loan Bank advances	252,000,000	271,000,000
Advances by borrowers for taxes and insurance	699,816	588,371
Interest payable	3,434,001	4,396,952
Other liabilities	7,295,079	9,038,991
Total liabilities	1,352,523,360	1,326,164,225

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,948,818 shares and 11,208,500 shares at September 30, 2024 and December 31, 2023, respectively	109,488	112,085
Additional paid-in capital	99,282,509	101,347,566
Retained earnings	90,511,043	87,902,747
Unearned employee stock ownership plan (ESOP)	(10,906,239)	(11,457,726)
Accumulated other comprehensive loss	(38,970,204)	(43,045,096)
Total stockholders' equity	140,026,597	134,859,576

Total liabilities and stockholders' equity	$1,492,549,957	$1,461,023,801
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Loans and leases	$18,070,712	$15,270,405	$53,132,574	$42,561,814
Investment securities	2,002,123	2,040,973	6,178,777	5,965,374
Other	188,197	102,152	545,183	301,728
Total interest income	20,261,032	17,413,530	59,856,534	48,828,916
Interest Expense
Deposits	8,331,483	6,317,915	23,398,461	15,888,485
Borrowings	2,496,750	1,968,247	7,616,600	4,609,001
Total interest expense	10,828,233	8,286,162	31,015,061	20,497,486
Net Interest Income	9,432,799	9,127,368	28,841,473	28,331,430
(Reversal of)/provision for credit losses	(98,848)	49,700	354,758	228,016
Net Interest Income After (Reversal of)/Provision for Credit Losses	9,531,647	9,077,668	28,486,715	28,103,414
Noninterest Income
Service charges on deposit accounts	325,470	274,653	908,121	831,431
Card fee income	301,384	303,815	893,031	904,539
Loan and lease servicing fees, including mortgage servicing right impairment	122,106	111,480	381,060	341,195
Net gains (loss) on sales of securities available for sale (includes $11,331, $0, $(50,698), and $0, respectively, related to accumulated other comprehensive income reclassifications)	11,331	—	(50,698)	—
Net gains on loan and lease sales	211,102	89,510	420,740	399,111
Other income	353,787	377,660	1,013,953	955,688
Total noninterest income	1,325,180	1,157,118	3,566,207	3,431,964
Noninterest Expenses
Salaries and employee benefits	4,580,929	4,377,159	13,826,856	12,891,376
Net occupancy expenses	332,479	337,348	1,005,702	1,005,142
Equipment expenses	233,619	275,318	699,175	872,852
Data processing fees	894,080	853,791	2,680,029	2,512,242
Deposit insurance expense	380,000	280,000	1,163,000	640,000
Printing and office supplies	31,816	49,825	124,225	122,404
Legal and professional fees	463,108	528,045	1,376,585	1,195,520
Advertising expense	111,183	94,707	281,999	261,179
Bank service charges	66,191	50,268	183,427	153,683
Real estate owned expense	3,883	12,112	16,370	35,935
Other expenses	918,246	1,153,819	2,767,545	3,019,254
Total noninterest expenses	8,015,534	8,012,392	24,124,913	22,709,587
Income Before Income Tax Expense	2,841,293	2,222,394	7,928,009	8,825,791
Provision for income taxes (includes $2,380, $0, $(10,647), and $0, respectively, related to income tax benefit from reclassification of items)	369,415	273,637	1,026,636	1,280,861
Net Income	$2,471,878	$1,948,757	$6,901,373	$7,544,930
Earnings Per Share
Basic	$0.25	$0.19	$0.68	$0.72
Diluted	$0.24	$0.19	$0.68	$0.72
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income	$2,471,878	$1,948,757	$6,901,373	$7,544,930

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $2,184,979, $(3,063,330), $1,072,553, and $(2,651,043), respectively	8,219,682	(11,523,955)	4,034,841	(9,972,970)
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax benefit of $2,380, $0, $(10,647), and $0, respectively	8,951	—	(40,051)	—
	8,210,731	(11,523,955)	4,074,892	(9,972,970)

Comprehensive Income (Loss)	$10,682,609	$(9,575,198)	$10,976,265	$(2,428,040)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254
Net income	—	—	—	2,471,878	—	—	2,471,878
Other comprehensive income	—	—	—	—	—	8,210,731	8,210,731
ESOP shares earned	—	—	(17,074)	—	183,829	—	166,755
Stock based compensation	—	—	371,537	—	—	—	371,537
Exercise of stock options	1,300	13	(24)	—	—	—	(11)
Common stock dividends ($0.14 per share)	—	—	—	(1,418,672)	—	—	(1,418,672)
Repurchase of common stock	(71,306)	(713)	(885,162)	—	—	—	(885,875)
Balances, September 30, 2024	10,948,818	$109,488	$99,282,509	$90,511,043	$(10,906,239)	$(38,970,204)	$140,026,597

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	6,901,373	—	—	6,901,373
Other comprehensive income	—	—	—	—	—	4,074,892	4,074,892
ESOP shares earned	—	—	(75,005)	—	551,487	—	476,482
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	1,102,526	—	—	—	1,102,526
Exercise of stock options	1,952	19	(32)	—	—	—	(13)
Common stock dividends ($0.42 per share)	—	—	—	(4,293,077)	—	—	(4,293,077)
Repurchase of common stock	(261,234)	(2,612)	(3,092,550)	—	—	—	(3,095,162)
Balances, September 30, 2024	10,948,818	$109,488	$99,282,509	$90,511,043	$(10,906,239)	$(38,970,204)	$140,026,597

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2023	11,448,621	$114,486	$103,216,869	$86,929,536	$(11,825,384)	$(48,200,190)	$130,235,317
Net income	—	—	—	1,948,757	—	—	1,948,757
Other comprehensive loss	—	—	—	—	—	(11,523,955)	(11,523,955)
ESOP shares earned	—	—	(29,955)	—	183,829	—	153,874
Stock based compensation	—	—	386,768	—	—	—	386,768
Common stock dividends ($0.14 per share)	—	—	—	(1,470,633)	—	—	(1,470,633)
Repurchase of common stock	(148,546)	(1,485)	(1,690,478)	—	—	—	(1,691,963)
Balances, September 30, 2023	11,300,075	$113,001	$101,883,204	$87,407,660	$(11,641,555)	$(59,724,145)	$118,038,165

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,122,052	$(12,193,043)	$(49,751,175)	$132,384,573
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Balances, January 1, 2023	11,784,246	117,842	106,088,897	84,336,884	(12,193,043)	(49,751,175)	128,599,405
Net income	—	—	—	7,544,930	—	—	7,544,930
Other comprehensive loss	—	—	—	—	—	(9,972,970)	(9,972,970)
ESOP shares earned	—	—	(86,153)	—	551,488	—	465,335
Stock based compensation	—	—	1,149,789	—	—	—	1,149,789
Common stock dividends ($0.42 per share)	—	—	—	(4,474,154)	—	—	(4,474,154)
Repurchase of common stock	(484,171)	(4,841)	(5,269,329)	—	—	—	(5,274,170)
Balances, September 30, 2023	11,300,075	$113,001	$101,883,204	$87,407,660	$(11,641,555)	$(59,724,145)	$118,038,165

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$6,901,373	$7,544,930
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	354,758	228,016
Depreciation and amortization	638,183	752,056
Deferred income tax	(25,729)	(26,656)
Stock based compensation	1,102,526	1,149,789
Investment securities amortization, net	726,168	854,478
Net loss on sale of investment securities - available for sale	50,698	—
Net gains on loan and lease sales	(420,740)	(399,111)
Loss (gain) on sale of real estate owned	7,050	(698)
Gain on sale of premises and equipment	(6,000)	(1,800)
Accretion of loan origination fees	(581,788)	(771,833)
Amortization of mortgage-servicing rights	141,242	161,024
ESOP shares expense	476,482	465,335
Increase in cash surrender value of life insurance	(68,601)	(67,746)
Loans originated for sale	(20,561,099)	(15,524,749)
Proceeds on loans sold	19,987,599	15,619,299
Net change in
Interest receivable	(30,261)	(605,206)
Other assets	1,976,081	(560,748)
Other liabilities	(1,743,912)	(2,794,381)
Interest payable	(962,951)	2,303,546
Net cash provided by operating activities	7,961,079	8,325,545

Investing Activities
Net change in interest-bearing time deposits	(300,000)	245,000
Purchases of securities available for sale	(3,502,331)	(9,555,258)
Proceeds from maturities and paydowns of securities available for sale	16,414,642	16,751,355
Proceeds from sales of securities available for sale	6,907,932	—
Proceeds from maturities and paydowns of securities held to maturity	895,228	1,534,358
Net change in loans	(49,250,751)	(108,229,672)
Proceeds from sales of real estate owned	125,109	424,671
Purchases of premises and equipment	(344,322)	(425,488)
Proceeds from sale of premises and equipment	6,000	1,800
Purchase of FHLB stock	(1,260,000)	(1,349,800)
Net cash used in investing activities	(30,308,493)	(100,603,034)

Financing Activities
Net change in
Demand and savings deposits	(4,363,372)	(33,185,130)
Certificates of deposit	52,317,925	81,833,169
Advances by borrowers for taxes and insurance	111,445	108,122
Proceeds from FHLB advances	230,500,000	481,500,000
Repayment of FHLB advances	(249,500,000)	(423,500,000)
Repurchase of common stock	(3,095,162)	(5,274,170)
Proceeds from stock option exercises	(13)	—
Dividends paid	(4,293,077)	(4,474,154)
Net cash provided by financing activities	21,677,746	97,007,837

Net Change in Cash and Cash Equivalents	(669,668)	4,730,348
Cash and Cash Equivalents, Beginning of Period	20,240,125	15,922,093
Cash and Cash Equivalents, End of Period	$19,570,457	$20,652,441

Additional Cash Flows and Supplementary Information
Interest paid	$31,978,012	$18,193,940
Transfers from loans to other real estate owned	—	1,002,981
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.
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
Note 2: Accounting Pronouncements
The Jumpstart Our Business Startups Act (the "JOBS Act"), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as and has elected to be an emerging growth company under the JOBS Act. This status will expire on December 31, 2024. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about significant expenses for their reportable segments on both an interim and annual basis. Public entities must disclose significant expense categories and amounts for each reportable segment, which are derived from expenses regularly reported to the entity’s chief operating decision-maker (CODM) and included in the segment's reported measures of profit or loss. Additionally, public entities must disclose the title and position of the CODM and explain how the CODM uses these measures to assess segment performance. The ASU also mandates certain segment-related interim disclosures that were previously required only on an annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the ASU should be applied prospectively. Adoption of the ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,206	$—	$7	$2,199
SBA Pools	4,409	—	447	3,962
Federal agencies	15,000	—	1,427	13,573
State and municipal obligations	162,709	11	26,797	135,923
Mortgage-backed securities - GSE residential	120,757	—	18,399	102,358
Corporate obligations	11,500	—	2,264	9,236
	316,581	11	49,341	267,251
Held to maturity
State and municipal obligations	4,052	11	35	4,028
	4,052	11	35	4,028

Total investment securities	$320,633	$22	$49,376	$271,279

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,996	$—	$20	$2,976
SBA Pools	5,337	—	565	4,772
Federal agencies	15,000	—	1,847	13,153
State and municipal obligations	169,118	16	27,688	141,446
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	133,223	62	21,804	111,481
Corporate obligations	11,500	—	2,640	8,860
	337,174	78	54,564	282,688
Held to maturity
State and municipal obligations	4,950	13	42	4,921
	4,950	13	42	4,921

Total investment securities	$342,124	$91	$54,606	$287,609
The amortized cost and fair value of investment securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$4,081	$4,054	$1,000	$997
One to five years	24,287	22,908	1,728	1,715
Five to ten years	39,371	35,455	714	725
After ten years	128,085	102,477	610	591
	195,824	164,894	4,052	4,028
Mortgage-backed securities –GSE residential	120,757	102,357	—	—

Totals	$316,581	$267,251	$4,052	$4,028
Investment securities with a carrying value of $115,500,000 and $162,430,000 were pledged at September 30, 2024 and December 31, 2023, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of securities available for sale for the three and nine months ended September 30, 2024 were $3,119,000 and $6,908,000, respectively. Gross losses recognized on the sale of securities available for sale for the three and nine months ended September 30, 2024 were $9,000 and $71,000, respectively. Gross gains on the sale of securities available for sale were $21,000 for both the three and nine months ended September 30, 2024. There were no sales of securities available for sale for the three and nine months ended September 30, 2023.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at September 30, 2024 and December 31, 2023 was $267,216,000 and $279,852,000, respectively, which is approximately 98% and 97% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at September 30, 2024. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

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
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of September 30, 2024, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of September 30, 2024:

State and municipal obligations

AA+	$1,014
AA-	295
A+	605
Not rated	2,138

$4,052
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

Description of Securities	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$2,199	$7	$—	$—	$2,199	$7
SBA Pools	253	—	3,203	447	3,456	447
Federal agencies	—	—	13,573	1,427	13,573	1,427
State and municipal obligations	816	4	133,242	26,793	134,058	26,797
Mortgage-backed securities - GSE residential	—	—	102,357	18,399	102,357	18,399
Corporate obligations	—	—	9,236	2,264	9,236	2,264
Total available for sale	3,268	11	261,611	49,330	264,879	49,341

Held to maturity
State and municipal obligations	100		2,237	35	2,337	35

Total	$3,368	$11	$263,848	$49,365	$267,216	$49,376

Description of Securities	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury securities	$489	$4	$2,487	$16	$2,976	$20
SBA Pools	329	—	4,410	565	4,739	565
Federal agencies	—	—	13,153	1,847	13,153	1,847
State and municipal obligations	1,565	21	137,119	27,667	138,684	27,688
Mortgage-backed securities - GSE residential	3,458	139	104,581	21,665	108,039	21,804
Corporate obligations	—	—	8,860	2,640	8,860	2,640
Total available for sale	5,841	164	270,610	54,400	276,451	54,564

Held to maturity
State and municipal obligations	849	3	2,552	39	3,401	42

Total	$6,690	$167	$273,162	$54,439	$279,852	$54,606
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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Commercial mortgage	$348,473	$341,633
Commercial and industrial	126,591	115,428
Construction and development	140,761	157,805
Multi-family	183,778	138,757
Residential mortgage	172,873	162,123
Home equity lines of credit	15,236	10,904
Direct financing leases	147,057	156,598
Consumer	22,608	23,264
	1,157,377	1,106,512
Less
Allowance for credit losses on loans and leases	15,773	15,663
Deferred loan fees	635	776

	$1,140,969	$1,090,073

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of September 30, 2024 and rating category as of December 31, 2023:

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total

As of September 30, 2024:
Commercial mortgage
Pass	$14,473	$40,885	$82,201	$63,925	$31,744	$92,255	$17,494	$342,977
Substandard	—	—	—	238	4,754	504	—	5,496
Total Commercial mortgage	14,473	40,885	82,201	64,163	36,498	92,759	17,494	348,473
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	16,374	34,752	10,445	11,720	3,506	10,626	34,656	122,079
Substandard	—	—	307	—	—	58	4,147	4,512
Total Commercial and industrial	16,374	34,752	10,752	11,720	3,506	10,684	38,803	126,591
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	18,083	30,210	66,454	20,962	30	122	—	135,861
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	18,083	30,210	66,454	20,962	30	5,022	—	140,761
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,279	3,805	59,131	50,424	6,242	25,069	26,884	178,834
Special Mention	—	—	—	1,487	3,457	—	—	4,944
Total Multi-family	7,279	3,805	59,131	51,911	9,699	25,069	26,884	183,778
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	17,959	34,812	29,602	29,287	17,039	40,493	2,448	171,640
Substandard	—	35	—	122	—	1,076	—	1,233
Total Residential mortgage	17,959	34,847	29,602	29,409	17,039	41,569	2,448	172,873
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	19	—	—	—	—	—	15,203	15,222
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	19	—	—	—	—	—	15,217	15,236
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	38,509	59,110	29,467	14,019	4,764	636	—	146,505
Substandard	11	273	95	85	55	—	—	519
Doubtful	—	8	—	7	18	—	—	33
Total Direct financing leases	38,520	59,391	29,562	14,111	4,837	636	—	147,057
Current period gross charge-offs	—	538	560	189	47	—	—	1,334
Consumer
Pass	6,397	6,998	5,801	2,386	498	344	—	22,424
Substandard	—	80	58	46	—	—	—	184
Total Consumer	6,397	7,078	5,859	2,432	498	344	—	22,608
Current period gross charge-offs	38	63	55	13	—	3	—	172

Total Loans and Leases	$119,104	$210,968	$283,561	$194,708	$72,107	$176,083	$100,846	$1,157,377
Total current period gross charge-offs	$38	$601	$615	$202	$47	$29	$—	$1,532

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total

As of December 31, 2023:
Commercial mortgage
Pass	$31,795	$83,567	$69,863	$33,226	$45,746	$60,563	$11,495	$336,255
Special Mention	—	—	—	4,850	—	—	—	4,850
Substandard	—	—	—	—	—	528	—	528
Total Commercial mortgage	31,795	83,567	69,863	38,076	45,746	61,091	11,495	341,633
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	38,721	13,509	13,390	4,348	1,727	9,430	30,287	111,412
Substandard	—	—	—	10	—	138	3,868	4,016
Total Commercial and industrial	38,721	13,509	13,390	4,358	1,727	9,568	34,155	115,428
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	36,868	81,715	30,383	2,981	111	847	—	152,905
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	36,868	81,715	30,383	2,981	5,011	847	—	157,805
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Total Multi-family	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	31,352	31,447	35,174	17,651	8,812	36,118	216	160,770
Substandard	—	—	—	—	92	1,261	—	1,353
Total Residential mortgage	31,352	31,447	35,174	17,651	8,904	37,379	216	162,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	—	—	282	—	—	—	10,597	10,879
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	—	—	282	—	—	—	10,622	10,904
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	76,018	41,838	24,675	10,264	2,895	462	—	156,152
Substandard	80	184	80	21	—	—	—	365
Doubtful	79	—	—	—	2	—	—	81
Total Direct financing leases	76,177	42,022	24,755	10,285	2,897	462	—	156,598
Current period gross charge-offs	105	276	459	85	11	1	—	937
Consumer
Pass	9,775	8,223	3,713	840	358	279	—	23,188
Substandard	35	17	15	—	9	—	—	76
Total Consumer	9,810	8,240	3,728	840	367	279	—	23,264
Current period gross charge-offs	39	69	75	25	7	—	—	215

Total Loans and Leases	$229,166	$299,771	$214,997	$80,574	$71,943	$128,026	$82,035	$1,106,512
Total current period gross charge-offs	$144	$403	$534	$110	$18	$1	$—	$1,210

For the three months ended September 30, 2024 and December 31, 2023, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$216	$—	$—	$216	$348,257	$348,473	$—
Commercial and industrial	272	—	—	272	126,319	126,591	—
Construction and development	—	—	4,900	4,900	135,861	140,761	—
Multi-family	—	—	—	—	183,778	183,778	—
Residential mortgage	362	696	1,233	2,291	170,582	172,873	1,138
Home equity	—	484	14	498	14,738	15,236	14
Direct financing leases	682	276	287	1,245	145,812	147,057	287
Consumer	150	86	184	420	22,188	22,608	184

Totals	$1,682	$1,542	$6,618	$9,842	$1,147,535	$1,157,377	$1,623

	December 31, 2023
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$—	$—	$341,633	$341,633	$—
Commercial and industrial	136	—	—	136	115,292	115,428	—
Construction and development	—	75	4,900	4,975	152,830	157,805	—
Multi-family	—	—	—	—	138,757	138,757	—
Residential mortgage	688	306	1,379	2,373	159,750	162,123	1,278
Home equity	463	—	25	488	10,416	10,904	25
Direct financing leases	452	236	296	984	155,614	156,598	296
Consumer	292	148	76	516	22,748	23,264	76

Totals	$2,031	$765	$6,676	$9,472	$1,097,040	$1,106,512	$1,675

The following table presents information on the Company’s nonaccrual loans and leases at September 30, 2024, and at December 31, 2023:

	September 30, 2024		December 31, 2023
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$36	$—	$1,241	$1,202
Construction and development	4,900	—	4,900	—
Residential mortgage	95	95	101	101
Direct financing leases	33	33	82	82
Total nonaccrual loans and leases	$5,064	$128	$6,324	$1,385

During the three months ended September 30, 2024 and December 31, 2023, the Company recognized $1,000 and $42,000 of interest income on nonaccrual loans and leases, respectively.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,259	$—	$—	$—	$5,259	$—
Commercial and industrial	—	—	—	4,147	4,147	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,487	—	—	1,487	—
Residential mortgage	—	—	145	—	145	—
Direct financing leases	—	—	—	—	—	—
Total	$10,159	$1,487	$145	$4,147	$15,938	$1,000

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,377	$—	$—	$5,377	$—
Commercial and industrial	—	—	3,868	3,868	—
Construction and development	4,900	—	—	4,900	1,000
Residential mortgage	—	152	—	152	—
Total	$10,277	$152	$3,868	$14,297	$1,000

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
During the three and nine months ended September 30, 2024, the Company modified two residential mortgage loans, both involving term extensions, to borrowers experiencing financial difficulty. The total amortized cost basis of the loans modified at September 30, 2024 was $169,000, representing 0.0% of the Company's residential mortgage loan portfolio. For both the three and nine months ended September 30, 2024, loan and lease modifications to borrowers experiencing financial difficulty resulted in a weighted average term extension of 20 months for the modified loans. During the three and nine months ended September 30, 2023, the Company had no new loan or lease modifications to borrowers experiencing financial difficulty.
There were no modified loans and leases that had a payment default during the three or nine months ended September 30, 2024 and 2023, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. At September 30, 2024, there was no other real estate owned, compared to $136,000 of other real estate owned at December 31, 2023, consisting of foreclosed residential real estate properties. At September 30, 2024 and December 31, 2023, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $465,000 and $470,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	September 30, 2024	December 31, 2023

Total minimum lease payments to be received	$167,248	$177,952
Initial direct costs	9,446	9,702
	176,694	187,654
Less: Unearned income	(29,637)	(31,056)

Net investment in direct finance leases	$147,057	$156,598

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2024:

Remainder of 2024	$17,207
2025	59,970
2026	45,107
2027	28,445
2028	13,670
Thereafter	2,849

$167,248

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
•the quality of the loan review system;
•the underlying collateral;
•concentration risk; and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2024 and 2023, respectively:

	Balances, June 30, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2024

Commercial mortgage	$4,781	$(531)	$—	$—	$4,250
Commercial and industrial	1,421	152	(16)	3	1,560
Construction and development	3,464	(1,096)	—	—	2,368
Multi-family	2,097	500	—	—	2,597
Residential mortgage	1,761	220	—	2	1,983
Home equity	133	43	—	—	176
Direct financing leases	1,920	983	(463)	18	2,458
Consumer	305	66	(34)	44	381
Total	$15,882	$337	$(513)	$67	$15,773

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2024

Commercial mortgage	$4,655	$(405)	$—	$—	$4,250
Commercial and industrial	1,281	217	(16)	78	1,560
Construction and development	3,883	(1,515)	—	—	2,368
Multi-family	1,789	808	—	—	2,597
Residential mortgage	1,681	301	(10)	11	1,983
Home equity	102	74	—	—	176
Direct financing leases	1,955	1,706	(1,334)	131	2,458
Consumer	317	144	(172)	92	381
Total	$15,663	$1,330	$(1,532)	$312	$15,773

	Balances, June 30, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2023

Commercial mortgage	$4,963	$215	$—	$—	$5,178
Commercial and industrial	1,623	(307)	(58)	18	1,276
Construction and development	2,966	278	—	—	3,244
Multi-family	1,981	(37)	—	—	1,944
Residential mortgage	1,623	(11)	—	11	1,623
Home equity	102	(2)	—	—	100
Direct financing leases	1,814	184	(216)	10	1,792
Consumer	319	84	(79)	15	339
Total	$15,391	$404	$(353)	$54	$15,496

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$784	$—	$13	$5,178
Commercial and industrial	1,291	360	1,651	(358)	(58)	41	1,276
Construction and development	2,855	784	3,639	(395)	—	—	3,244
Multi-family	1,955	(99)	1,856	88	—	—	1,944
Residential mortgage	76	1,439	1,515	75	—	33	1,623
Home equity	23	89	112	(12)	—	—	100
Direct financing leases	1,196	422	1,618	537	(582)	219	1,792
Consumer	241	64	305	136	(147)	45	339
Total	$12,413	$2,664	$15,077	$855	$(787)	$351	$15,496

During the third quarter of 2024, the allowance for credit losses on loans and leases decreased from $15.9 million at June 30, 2024, to $15.8 million at September 30, 2024. The decrease was attributable to additional provisions totaling $337,000 during the third quarter of 2024, offset by net charge-offs of $446,000. During the third quarter of 2024, updates were made to our allowance for credit losses calculation, including macroeconomic inputs, credit metrics, and refreshed loss driver data. Additionally, the availability of increased details within certain loan categories allowed for more precise risk profiling. As a result of these refinements, several loan and lease categories saw changes to their respective loss rates during the quarter.

•Commercial Mortgage – allowance decreased due to loan balances decreasing $7.8 million.
•Commercial & Industrial – allowance increased while loan balances decreased $570,000.
•Construction & Development – allowance decreased while loan balances increased $1.2 million.

•Multi-Family – allowance increased due to loan balances increasing $9.5 million.
•Residential Mortgage – allowance increased while loan balances decreased $2.2 million.
•Home Equity – allowance increased due to loan balances increasing $1.5 million.
•Direct Financing Leases – allowance increased while loan balances decreased $1.1 million.
•Consumer – allowance increased while loan balances decreased $174,000.

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 69.1% and 68.1% of our portfolio as of September 30, 2024 and December 31, 2023, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 68.3% and 74.1% of our total allowance at September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024, the primary economic factors affecting the Company's loan portfolio continued to be persistent inflation, higher interest rates, geopolitical risk, economic growth, and the unemployment outlook. These key factors will continue to influence the Company's loan and lease portfolio for the near future.

The Company remains committed to three growth market regions: Columbus, Ohio, Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans. Their respective forecasts are described below:

•Columbus, Ohio – The market region continues to forecast overall job growth in 2024. Construction activity has slowed, as speculative projects are not being pre-leased, prompting greater caution in initiating new developments. The majority of new construction projects are built-to-suit, indicating a softening demand as parties exercise prudence amid economic uncertainties. The region's unemployment rate has seen a slight uptick, aligning with the national average.

•Dayton/Springfield, Ohio – The economic outlook for this region remains stable. Statistically, the market region data for the past three quarters has been constant while reflecting a certain level of market uncertainty. Recession fears remain. The region’s economic outlook for 2024 is mostly, slow but steady.

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

•Indianapolis, Indiana – Based upon year-to-date 2024 economic results, the market region is expecting stable economic growth throughout 2024. The first half of 2024 results were fueled primarily by an expanding labor market, retail sales growth, and increasing median household incomes.

Future potential economic volatility may have a significant impact on the Company's loan and lease portfolio, specifically the allowance for credit losses. There are a myriad of potential outcomes, and the variances may be significant and unpredictable. As a result, the Company's future estimates may fluctuate for the remainder of 2024.

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. The estimate of expected losses on unfunded commitments is calculated based on the loss rate for the loan or lease segment in which the loan or lease commitments would be classified if funded, adjusted for the estimate of funding probability. Additional provisions or reversals applied to the allowance are recognized in the provision for credit losses on the Condensed Consolidated Statements of Income.

The following tables detail activity in the allowance for credit losses on unfunded commitments during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023

Beginning balance	$1,103	$2,101
Reversal of credit losses	(436)	(354)
Ending balance	$667	$1,747

	Nine Months Ended September 30,
	2024	2023

Beginning balance	$1,642	$—
Impact of adopting ASC 326	—	2,374
Reversal of credit losses	(975)	(627)
Ending balance	$667	$1,747

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2024
Available for sale securities
U.S. Treasury securities	$2,199	$2,199	$—	$—
SBA Pools	3,962	—	3,962	—
Federal agencies	13,573	—	13,573	—
State and municipal obligations	135,923	—	135,923	—
Mortgage-backed securities - GSE residential	102,358	—	102,358	—
Corporate obligations	9,236	—	9,236	—
	$267,251	$2,199	$265,052	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2023
Available for sale securities
U.S. Treasury securities	$2,976	$2,976	$—	$—
SBA Pools	4,772	—	4,772	—
Federal agencies	13,153	—	13,153	—
State and municipal obligations	141,446	—	141,446	—
Mortgage-backed securities - GSE residential	111,481	—	111,481	—
Corporate obligations	8,860	—	8,860	—
	$282,688	$2,976	$279,712	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2024.
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

Nonrecurring Measurements
As of September 30, 2024 and December 31, 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Financial assets
Cash and cash equivalents	$19,570	$19,570	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	267,251	2,199	265,052	—
Held to maturity securities	4,052	—	4,028	—
Loans held for sale	220	—	—	220
Loans and leases receivable, net	1,140,969	—	—	1,079,589
FHLB stock	13,907	—	13,907	—
Interest receivable	5,874	—	5,874	—
Financial liabilities
Deposits	1,089,094	—	1,092,607	—
FHLB advances	252,000	—	251,170	—
Interest payable	3,434	—	3,434	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets
Cash and cash equivalents	$20,240	$20,240	$—	$—
Available for sale securities	282,688	2,976	279,712	—
Held to maturity securities	4,950	—	4,921	—
Loans held for sale	794	—	—	794
Loans and leases receivable, net	1,090,073	—	—	985,976
FHLB stock	12,647	—	12,647	—
Interest receivable	5,844	—	5,844	—
Financial liabilities
Deposits	1,041,140	—	1,038,178	—
FHLB advances	271,000	—	266,885	—
Interest payable	4,397	—	4,397	—

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

	Three Months Ended September 30,
	2024	2023

Net income	$2,472	$1,949
Shares outstanding for Basic EPS:
Average shares outstanding	10,986,327	11,403,229
Less: average restricted stock award shares not vested	83,379	174,192
Less: average unearned ESOP Shares	815,942	870,048
Shares outstanding for Basic EPS	10,087,006	10,358,989

Additional Dilutive Shares	129,388	23,170

Shares outstanding for Diluted EPS	10,216,394	10,382,159

Basic Earnings Per Share	$0.25	$0.19
Diluted Earnings Per Share	$0.24	$0.19

	Nine Months Ended September 30,
	2024	2023

Net income	$6,901	$7,545
Shares outstanding for Basic EPS:
Average shares outstanding	11,072,685	11,568,149
Less: average restricted stock award shares not vested	138,637	231,620
Less: average unearned ESOP Shares	829,418	883,474
Shares outstanding for Basic EPS	10,104,630	10,453,055

Additional Dilutive Shares	106,245	61,018

Shares outstanding for Diluted EPS	10,210,875	10,514,073

Basic Earnings Per Share	$0.68	$0.72
Diluted Earnings Per Share	$0.68	$0.72
Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $76,000 and $214,000 for the three and nine months ended September 30, 2024, and $93,000 and $196,000 for the three and nine months ended September 30, 2023, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 802,562 and 843,142 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at September 30, 2024 and December 31, 2023, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense was $167,000 and $476,000 for the three and nine months ended September 30, 2024, and was $154,000 and $465,000 for the three and nine months ended September 30, 2023, respectively.

	September 30, 2024	December 31, 2023

Earned ESOP shares	279,568	238,988
Unearned ESOP shares	802,562	843,142
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$12.90	$11.51
Fair value of earned shares (in thousands)	$3,606	$2,751
Fair value of unearned shares (in thousands)	$10,353	$9,705

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
The following table summarizes the restricted stock award activity in the 2020 EIP during the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	167,158	$10.56
Granted	—	—
Vested	(83,379)	10.55
Forfeited	(400)	13.86
Non-vested, September 30, 2024	83,379	10.55
Total compensation cost recognized in the income statement for restricted stock awards during the three and nine months ended September 30, 2024 was $222,000 and $658,000, and the related tax benefit recognized was $47,000 and $138,000, respectively. As of September 30, 2024, unrecognized compensation expense related to restricted stock awards was $656,000.

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
The following table summarizes the stock option activity in the 2020 EIP during the nine months ended September 30, 2024.

	Nine Months Ended September 30, 2024
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,050,961	$10.56
Exercised	(16,232)	10.53
Forfeited/expired	(18,232)	10.90
Balance, June 30, 2024	1,016,497	10.55
Exercisable at end of period	812,401	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of September 30, 2024 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	408,992	$2.91
Vested	(204,096)	2.91
Forfeited	(800)	3.02
Non-vested, September 30, 2024	204,096	$2.91

Total compensation cost recognized in the income statement for option-based payment arrangements for the three and nine months ended September 30, 2024 was $150,000 and $445,000, and the related tax benefit recognized was $16,000 and $48,000, respectively. As of September 30, 2024, unrecognized compensation expense related to the stock option awards was $443,000.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At September 30, 2024 and December 31, 2023, the balance of these investments in LIHTC totaled $995,000 and $1.1 million, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheet. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Amortization expense	$44	$45	$134	$139
Tax credits recognized	47	47	137	144

Note 9: Subsequent Event
Subsequent to September 30, 2024 through November 13, 2024, the Company purchased 40,228 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 566,574 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2024, and the consolidated results of operations for the three and nine month periods ended September 30, 2024, compared to the same periods in 2023, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (the "Federal Reserve") benchmark rate and the duration of such changed levels;
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

•the effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $189.5 million at September 30, 2024.

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
At September 30, 2024, on a consolidated basis, we had $1.5 billion in assets, $1.1 billion in loans and leases, net of allowance, $1.1 billion in deposits and $140.0 million in stockholders’ equity.  At September 30, 2024, First Bank Richmond’s total risk-based capital ratio was 14.35%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2024, net income was $6.9 million, compared with net income of $7.5 million for the nine months ended September 30, 2023.
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
There have been no significant changes during the nine months ended September 30, 2024 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2023 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at September 30, 2024 and December 31, 2023
General.  Total assets increased $31.5 million, or 2.2%, to $1.5 billion at September 30, 2024 from December 31, 2023. The increase was primarily the result of a $50.9 million, or 4.7%, increase in loans and leases, net of allowance for credit losses, to $1.1 billion, partially offset by a $16.3 million, or 5.7%, decrease in investment securities to $271.3 million at September 30, 2024.
Investment Securities. Investment securities available for sale totaled $267.3 million and $282.7 million, while investment securities held to maturity totaled $4.1 million and $4.9 million at September 30, 2024 and December 31, 2023, respectively. The $15.4 million, or 5.5%, decrease in investment securities available for sale was primarily due to maturities and principal repayments of $16.4 million and $6.9 million in sales of securities, partially offset by a $5.2 million upward mark-to-market adjustment on the investment portfolio due to the decline in market interest rates at the end of the current quarter. The decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities, repayments, and sales of securities were used to fund loan growth.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $50.9 million, or 4.7%, to $1.1 billion at September 30, 2024 from December 31, 2023.  The increase in loans and leases was attributable to increases in multi-family loans, commercial and industrial loans, residential mortgage loans, and commercial real estate loans of $45.0 million, $11.2 million, $10.8 million and $6.8 million, respectively. At September 30, 2024, loans held for sale totaled $220,000, compared to $794,000 at December 31, 2023.
Nonaccrual loans and leases totaled $5.1 million at September 30, 2024, compared to $6.3 million at December 31, 2023. The decrease in nonaccrual loans reflects a $1.2 million decline in nonaccrual commercial and industrial loans which were paid-off during the period. Accruing loans and leases past due 90 days or more totaled $1.6 million at September 30, 2024, compared to $1.7 million at December 31, 2023. Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $6.7 million, or 0.58% of total loans and leases, at September 30, 2024, compared to $8.0 million, or 0.72% of total loans and leases, at December 31, 2023.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $110,000, or 0.7%, to $15.8 million at September 30, 2024 from December 31, 2023. At September 30, 2024, the allowance for credit losses on loans and leases totaled 1.36% of total loans and leases outstanding. At December 31, 2023, the allowance for credit losses on loans and leases totaled $15.7 million, or 1.42% of total loans and leases outstanding. Net charge-offs during the first nine months of 2024 were $1.2 million, compared to net charge-offs of $436,000 during the first nine months of 2023.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of September 30, 2024, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $3.2 million, or 12.8%, to $21.6 million at September 30, 2024 from $24.8 million at December 31, 2023, primarily caused by a decrease in our deferred tax asset due to the upward mark-to-market adjustment on the investment portfolio.
Deposits. Total deposits increased $48.0 million, or 4.6%, to $1.1 billion at September 30, 2024 from December 31, 2023. The increase in deposits primarily was due to an increase in non-brokered time deposits of $41.6 million, which were used to fund loan demand, and savings and money-market accounts of $27.0 million. These increases were partially offset by a decrease in demand deposit accounts of $31.4 million. Brokered deposits totaled $279.6 million, or 25.7% of total deposits, at September 30, 2024, compared to $268.8 million, or 25.8% of total deposits, at December 31, 2023. At September 30, 2024, noninterest-bearing deposits totaled $98.5 million, or 9.0% of total deposits, compared to $114.4 million, or 11.0% of total deposits, at December 31, 2023. Management attributes the shift in funds from transaction accounts to retail certificates of deposit to customers taking advantage of higher rates being paid on time deposits as a result of interest rate hikes enacted by the Federal Reserve.
As of September 30, 2024, approximately $224.6 million of our deposit portfolio, or 20.6% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, decreased $19.0 million, or 7.0%, to $252.0 million at September 30, 2024, compared to $271.0 million at December 31, 2023. The decrease in borrowing was mainly driven by an increase in deposits during the period, which reduced our need for additional borrowing.
Stockholders’ Equity. Stockholders’ equity totaled $140.0 million at September 30, 2024, an increase of $5.2 million, or 3.8%, from December 31, 2023.  The increase in stockholders' equity from year-end 2023 resulted from net income of $6.9 million and a decrease in accumulated other comprehensive loss ("AOCL") of $4.1 million, partially offset by the payment of $4.3 million in dividends to Company stockholders, and the repurchase of $3.1 million of Company common stock. At December 31, 2023, the available for sale portfolio had a net unrealized loss of $54.5 million compared to a net unrealized loss of $49.3 million at September 30, 2024. The AOCL impact to equity, after tax affecting the unrealized loss, was $39.0 million at September 30, 2024 compared to $43.0 million at December 31, 2023. The Company repurchased 261,234 shares of Company common stock at an average price of $11.85 per share for a total of $3.1 million during the first nine months of 2024. The Company's equity to asset ratio was 9.38% at September 30, 2024. At September 30, 2024, the Bank's Tier 1 capital to total assets ratio was 10.73% and the Bank's capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023.
General. Net income for the three months ended September 30, 2024 was $2.5 million, a $523,000 or 26.8% increase from net income of $1.9 million for the three months ended September 30, 2023. Diluted earnings per share were $0.24 for the third quarter of 2024, compared to $0.19 diluted earnings per share for the third quarter of 2023. The increase in net income primarily was the result of a $305,000 increase in net interest income, a reversal of the provision for credit losses of $99,000 in the third quarter of 2024, compared to a provision for credit losses of $50,000 for the quarter ended September 30, 2023, and a $168,000 increase in noninterest income, partially offset by a $96,000 increase in the provision for income taxes.

Interest Income.  Interest income increased $2.8 million, or 16.4%, to $20.3 million during the quarter ended September 30, 2024, compared to $17.4 million during the quarter ended September 30, 2023.  Interest income on loans and leases increased $2.8 million, or 18.3%, to $18.1 million for the quarter ended September 30, 2024, from $15.3 million for the comparable quarter in 2023, due to an increase in the average balance of loans and leases of $84.3 million, and an increase of 56 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.2 billion for the quarter ended September 30, 2024, compared to $1.1 billion for the quarter ended September 30, 2023.  The average yield on loans and leases was 6.27% for the quarter ended September 30, 2024, compared to 5.71% for the comparable quarter in 2023.
Interest income on investment securities, excluding FHLB stock, decreased $102,000, or 5.7%, for the third quarter of 2024 from the comparable quarter in 2023. The decrease was due to a $12.7 million decrease in the average balance, primarily as a result of proceeds received from sales, maturities and paydowns on securities being used to fund loan growth, and a three basis point decrease in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, decreased to 2.51% for the third quarter of 2024, compared to 2.54% for the third quarter of 2023. The average balance of investment securities, excluding FHLB stock, decreased to $270.9 million for the quarter ended September 30, 2024, compared to $283.6 million for the quarter ended September 30, 2023.
Dividends on FHLB stock increased $63,000, or 26.4%, during the quarter ended September 30, 2024, from the comparable quarter in 2023, resulting in an average yield on FHLB stock of 8.69% for the three months ended September 30, 2024, compared to 8.75% for the three months ended September 30, 2023. Interest income on cash and cash equivalents increased $86,000, or 84.3%, during the quarter ended September 30, 2024, from the comparable quarter in 2023, due to an 81 basis point increase in the average yield and a $5.5 million increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $2.5 million, or 30.7%, to $10.8 million for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023.  Interest expense on deposits increased $2.0 million, or 31.9%, to $8.3 million for the quarter ended September 30, 2024, from the comparable quarter in 2023. The increase in interest expense on deposits primarily was attributable to a $61.8 million increase in the average balance of, and a 64 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.33% for the quarter ended September 30, 2024, compared to 2.69% for the quarter ended September 30, 2023. The average balance of interest-bearing deposits was $1.0 billion for the quarter ended September 30, 2024, compared to $939.2 million in the comparable quarter in 2023. Interest expense on FHLB borrowings increased $529,000, or 26.9%, to $2.5 million in the third quarter of 2024 compared to $2.0 million for the same quarter in 2023, due to increases in the average rate paid on FHLB borrowings of 58 basis points and the average balance of such borrowings of $20.0 million. The average rate paid on FHLB borrowings was 4.08% for the quarter ended September 30, 2024, compared to 3.50% for the third quarter of 2023. The average balance of FHLB borrowings totaled $244.8 million during the quarter ended September 30, 2024, compared to $224.8 million for the quarter ended September 30, 2023.
Net Interest Income.  Net interest income before the (reversal of)/provision for credit losses increased $305,000, or 3.3%, to $9.4 million for the third quarter of 2024, compared to $9.1 million for the third quarter of 2023. This increase was due to an $80.0 million increase in average interest earning assets, partially offset by a 13 basis point decrease in the average interest rate spread. Net interest margin (annualized) was 2.60% for the three months ended September 30, 2024, compared to 2.66% for the three months ended September 30, 2023. The decrease in net interest margin primarily was due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
Between March 2022 and January 2024, in response to continuing elevated inflation, the Federal Open Market Committee of the Federal Reserve hiked interest rates a total of 11 times, to a range of 5.25% to 5.50% until September 18, 2024 when the rates were reduced to the range of 4.75% to 5.00%. While interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, the benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings, which tend to be shorter in duration than our assets and reprice or reset faster than assets.
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

	Three Months Ended September 30,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,153,325	$18,071	6.27%	$1,069,049	$15,270	5.71%
Securities	270,857	1,700	2.51%	283,600	1,802	2.54%
FHLB stock	13,907	302	8.69%	10,923	239	8.75%
Cash and cash equivalents and other	15,874	188	4.74%	10,371	102	3.93%
Total interest-earning assets	1,453,963	20,261	5.57%	1,373,943	17,413	5.07%
Non-earning assets	40,485			45,175
Total assets	1,494,448			1,419,118

Interest-bearing liabilities:
Savings and money market accounts	290,108	1,779	2.45%	260,386	1,184	1.82%
Interest-bearing checking accounts	140,028	431	1.23%	146,084	283	0.77%
Certificate accounts	570,820	6,121	4.29%	532,721	4,851	3.64%
Borrowings	244,793	2,497	4.08%	224,750	1,968	3.50%
Total interest-bearing liabilities	1,245,749	10,828	3.48%	1,163,941	8,286	2.85%
Noninterest-bearing demand deposits	101,239			112,109
Other liabilities	13,200			13,945
Stockholders' equity	134,260			129,123
Total liabilities and stockholders' equity	1,494,448			1,419,118

Net interest income		$9,433			$9,127
Net earning assets	$208,214			$210,002

Net interest rate spread(1)			2.09%			2.22%
Net interest margin(2)			2.60%			2.66%
Average interest-earning assets to average interest-bearing liabilities	11,671.00%			118.04%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
(Reversal of)/Provision for Credit Losses. A reversal of the provision for credit losses of $99,000 was recognized during the three months ended September 30, 2024, compared to a provision for credit losses of $50,000 for the three months ended September 30, 2023. Net charge-offs during the third quarter of 2024 were $464,000, compared to $299,000 in the third quarter of 2023. The reversal of provision for credit losses during the quarter was due to the availability of increased details within certain loan categories, which allowed for more precise risk profiling. Additionally, macroeconomic inputs, credit metrics, and refreshed loss driver data were updated to further refine our allowance calculation.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $168,000, or 14.5%, to $1.3 million for the quarter ended September 30, 2024, compared to the same quarter in 2023.  The increase in noninterest income resulted primarily from increases in net gains on loan and lease sales and service charges on deposit accounts, partially offset by a decrease in other income. Net gains on loan and lease sales increased $122,000, or 135.8%, compared to the same quarter in 2023, due to increased mortgage banking activity. Service fees on deposit accounts increased $51,000, or 18.5%, in the third quarter of 2024 from the comparable quarter in 2023, due to higher transaction activity and early withdraw penalty fees, coupled with year-over-year deposit growth. Other income decreased $24,000, or 6.3%, to $354,000 for the quarter ended September 30, 2024, compared to $378,000 for the comparable quarter in 2023 due to fees earned from our participation in a loan hedging program with a correspondent bank in 2023. Net gains on sales of securities available for sale totaled $11,000 for the three months ended September 30, 2024, while there were no sales of securities in the comparable quarter of 2023. Loan and lease servicing fees increased $11,000, or 9.5%, for the quarter ended September 30, 2024 compared to the comparable quarter in 2023 due to increased loan participation income. Card fee income decreased $2,000, or 0.8%, to $301,000 for the quarter ended September 30, 2024 compared to the same quarter in 2023.
Noninterest Expense.  Noninterest expense totaled $8.0 million for both the three months ended September 30, 2024 and the three months ended September 30, 2023. Salaries and employee benefits increased $204,000, or 4.7%, to $4.6 million for the quarter ended September 30, 2024, from $4.4 million for the same quarter in 2023. The increase in salaries and benefits was primarily driven by higher health insurance, as well as increased compensation costs. Deposit insurance expense increased $100,000, or 35.7%, from the comparable quarter in 2023 primarily due to a change in the asset and deposit mix. Legal and professional fees decreased $65,000, or 12.3%, to $463,000 from the comparable quarter in 2023 primarily due to reduced accounting services expenses. Data processing fees increased $40,000, or 4.7%, to $894,000 in the third quarter of 2024 compared to the same quarter of 2023, primarily due to increased core provider expenses. Other expenses decreased $236,000, or 20.4%, to $918,000 during the third quarter of 2024, compared to the same quarter of 2023, primarily due to reduced fraud losses and loan closing expenses.
Income Tax Expense.  The provision for income taxes increased $96,000 during the three months ended September 30, 2024, compared to the same period in 2023, due to a higher level of pre-tax income. The effective tax rate for the third quarter of 2024 was 13.0% compared to 12.3% for the same quarter a year ago. The increase in the effective tax rate was a result of a higher level of pre-tax income, reducing the favorable impact of tax-exempt interest and deductions.
Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023.
General. Net income for the nine months ended September 30, 2024 was $6.9 million, a $644,000 or 8.5% decrease from net income of $7.5 million for the nine months ended September 30, 2023. Diluted earnings per share were $0.68 for the first nine months of 2024, compared to $0.72 diluted earnings per share for the first nine months of 2023. The decrease in net income was the result of a $1.4 million increase in noninterest expense and a $127,000 increase in the provision for credit losses, partially offset by a $510,000 increase in net interest income, a $134,000 increase in noninterest income, and a $254,000 decrease in the provision for income taxes.
Interest Income.  Interest income increased $11.0 million, or 22.6%, to $59.9 million during the nine months ended September 30, 2024, compared to $48.8 million during the nine months ended September 30, 2023.  Interest income on loans and leases increased $10.6 million, or 24.8%, to $53.1 million for the nine months ended September 30, 2024, from $42.6 million for the comparable period in 2023, due to an increase in the average balance of loans and leases of $115.0 million, and an increase of 68 basis points in the average yield earned on loans and leases.  The average outstanding loan and lease balance was $1.1 billion for the first nine months of 2024, compared to $1.0 billion for the first nine months of 2023.  The average yield on loans and leases was 6.20% for the nine months ended September 30, 2024, compared to 5.52% for the comparable period in 2023.
Interest income on investment securities, excluding FHLB stock, decreased $176,000, or 3.3%, to $5.2 million from the comparable period in 2023, due to a decrease in the average balance of investment securities, partially offset by a five basis point increase in the average yield. The average yield on investment securities, excluding FHLB stock, was 2.53% for the first nine months of 2024, compared to 2.48% for the first nine months of 2023. The average balance of investment securities, excluding FHLB stock, was $275.9 million for the nine months ended September 30, 2024, compared to $290.8 million for the nine months ended September 30, 2023.
Dividends on FHLB stock increased $390,000, or 70.0%, during the nine months ended September 30, 2024, from the comparable period in 2023, resulting in an average yield on FHLB stock of 9.12% for the nine months ended September 30, 2024, compared to 7.16% for the nine months ended September 30, 2023. Interest income on cash and cash equivalents increased $243,000, or 80.5%, during the nine months ended September 30, 2024, from the comparable period in 2023, due to a 99 basis point increase in the average yield and a $4.6 million increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $10.5 million, or 51.3%, to $31.0 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.  Interest expense on deposits increased $7.5 million, or 47.3%, to $23.4 million for the nine months ended September 30, 2024, from the comparable period in 2023. The increase in interest expense on deposits was attributable to a $51.6 million increase in the average balance of, and a 90 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.19% for the nine months ended September 30, 2024, compared to 2.28% for the nine months ended September 30, 2023. The average balance of interest-bearing deposits was $979.2 million for the nine months ended September 30, 2024, compared to $927.6 million in the comparable period in 2023. Interest expense on FHLB borrowings increased $3.0 million, or 65.3%, to $7.6 million in the first nine months of 2024 compared to $4.6 million for the same period in 2023, due to increases in the average rate paid on, and average balance of, FHLB borrowings. The average rate paid on FHLB borrowings was 3.91% for the nine months ended September 30, 2024, an increase of 94 basis points from 2.97% for the first nine months of 2023. The average balance of FHLB borrowings totaled $259.9 million during the nine months ended September 30, 2024, up $53.0 million from $206.9 million for the nine months ended September 30, 2023.
Net Interest Income.  Net interest income before the provision for credit losses increased $510,000, or 1.8%, to $28.8 million for the first nine months of 2024, compared to $28.3 million for the first nine months of 2023. This increase was due to a $3.6 million increase in average net earning assets, partially offset by a 28 basis point decrease in the average interest rate spread. Net interest margin (annualized) was 2.66% for the nine months ended September 30, 2024, compared to 2.82% for the nine months ended September 30, 2023. The decrease in net interest margin primarily was due to the rate paid on interest-bearing liabilities increasing faster than the yield on interest-earning assets.
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

	Nine Months Ended September 30,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,142,828	$53,133	6.20%	$1,027,782	$42,562	5.52%
Securities	275,903	5,232	2.53%	290,820	5,408	2.48%
FHLB stock	13,848	947	9.12%	10,369	557	7.16%
Cash and cash equivalents and other	15,480	545	4.69%	10,877	302	3.70%
Total interest-earning assets	1,448,059	59,857	5.51%	1,339,848	48,829	4.86%
Non-earning assets	42,399			44,335
Total assets	1,490,458			1,384,183

Interest-bearing liabilities:
Savings and money market accounts	279,890	4,961	2.36%	275,936	3,537	1.71%
Interest-bearing checking accounts	144,157	1,250	1.16%	148,539	708	0.64%
Certificate accounts	555,136	17,188	4.13%	503,093	11,644	3.09%
Borrowings	259,911	7,617	3.91%	206,897	4,609	2.97%
Total interest-bearing liabilities	1,239,094	31,016	3.34%	1,134,465	20,498	2.41%
Noninterest-bearing demand deposits	105,564			104,260
Other liabilities	13,718			13,757
Stockholders' equity	132,082			131,701
Total liabilities and stockholders' equity	1,490,458			1,384,183

Net interest income		$28,841			$28,331
Net earning assets	$208,965			$205,383

Net interest rate spread(1)			2.17%			2.45%
Net interest margin(2)			2.66%			2.82%
Average interest-earning assets to average interest-bearing liabilities	116.86%			118.10%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2024 totaled $355,000, compared to $228,000 for the nine months ended September 30, 2023, a $127,000 or 55.6% increase. The increased provision was due to an increase in the loan portfolio, as well as an increase in net charge-offs during the period. Net charge-offs during the first nine months of 2024 were $1.2 million, compared to $436,000 in the first nine months of 2023. While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $134,000, or 3.9%, to $3.6 million for the nine months ended September 30, 2024, compared to the same period in 2023.  The increase in noninterest income resulted primarily from increases in service charges on deposit accounts and other income and, to a lesser extent, increases in net gains on loan and lease sales and loan and lease servicing fees, partially offset by net losses on sales of securities available for sale. Service fees on deposit accounts increased $77,000, or 9.2%, in the first nine months of 2024 from the comparable period in 2023 due to higher transaction activity and account maintenance fees, coupled with year-over-year deposit growth. Other income increased $58,000, or 6.1%, to $1.0 million for the nine months ended September 30, 2024, compared to $956,000 for the comparable period in 2023 due to increased wealth management income. Net gains on loan and lease sales increased $22,000, or 5.4%, compared to the same period in 2023, due to increased mortgage banking activity. Loan and lease servicing fees increased $40,000, or 11.7%, for the nine months ended September 30, 2024 compared to the comparable period in 2023. Net losses on sales of securities available for sale totaled $51,000 for the first nine months of 2024, while there were no sales of securities in the first nine months of 2023.
Noninterest Expense.  Noninterest expense increased $1.4 million, or 6.2%, to $24.1 million for the nine months ended September 30, 2024, from $22.7 million for the same period in 2023. Salaries and employee benefits increased $935,000, or 7.3%, to $13.8 million for the nine months ended September 30, 2024, from $12.9 million for the same period in 2023. The increase in salaries and benefits was primarily driven by higher health insurance and compensation costs. Deposit insurance expense increased $523,000, or 81.7%, from the comparable quarter in 2023 primarily due to a change in the asset and deposit mix. Legal and professional fees increased $181,000, or 15.1%, to $1.4 million for the nine months ended September 30, 2024 compared to $1.2 million for the comparable period in 2023 due to other professional service expenses related to auditing and internal process enhancements. Data processing fees increased $168,000, or 6.7%, to $2.7 million in the first nine months of 2024 compared to the same period of 2023, primarily due to increased software and core provider expenses.
Income Tax Expense.  The provision for income taxes decreased $254,000 during the nine months ended September 30, 2024, compared to the same period in 2023, due to a lower level of pre-tax income. The effective tax rate for the first nine months of 2024 was 12.9% compared to 14.5% for the same period a year ago. The decrease in the effective tax rate was a result of lower pre-tax income, allowing a greater favorable impact of tax-exempt interest and deductions.

Capital and Liquidity
Capital. Shareholders' equity totaled $140.0 million at September 30, 2024 and $134.9 million at December 31, 2023. In addition to net income of $6.9 million, other sources of capital during the first nine months of 2024 included $476,000 related to the allocation of ESOP shares, $1.1 million related to stock-based compensation, and a $4.1 million reduction in AOCL. Uses of capital during the first nine months of 2024 included $4.3 million of dividends paid on common stock and $3.1 million of stock repurchases.
We paid a regular quarterly dividend of $0.14 per common share during both the third quarter of 2024 and 2023. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2024 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.5 million based on the number of our currently outstanding shares at September 30, 2024.
Stock Repurchase Plans. From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Repurchased shares also help satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program, authorizing the purchase of up to an additional 321,386 shares of the Company's issued and outstanding common stock, in addition to the 827,554 shares remaining available for repurchase at that date, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved a further extension of the Company's existing stock repurchase program, setting a new expiration date of June 6, 2025. As of September 30, 2024, approximately 606,802 shares remained available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $287.1 million at September 30, 2024. Certificates of deposit scheduled to mature in less than one year from September 30, 2024 totaled $349.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of September 30, 2024, we had approximately $8.1 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2024, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $120.7 million. Furthermore, at September 30, 2024, we had approximately $179.8 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of September 30, 2024, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities for the nine months ended September 30, 2024 was $8.0 million, compared to $8.3 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash used in investing activities was $30.3 million, which consisted primarily of a $49.3 million increase in loans receivable, compared to $100.6 million of cash used in investing activities for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was $21.7 million, which was comprised primarily of a $48.0 million increase in deposits, compared to $97.0 million provided by financing activities during the nine months ended September 30, 2023. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2023 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At September 30, 2024, Richmond Mutual Bancorporation, on an unconsolidated basis, had $6.7 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2024, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2024
Total risk-based capital (to risk weighted assets)	$180,328	14.3%	$100,548	8.0%	$125,685	10.0%
Tier 1 risk-based capital (to risk weighted assets)	164,609	13.1	75,411	6.0	100,548	8.0
Common equity tier 1 capital (to risk weighted assets)	164,609	13.1	56,558	4.5	81,695	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	164,609	10.7	61,340	4.0	76,675	5.0

As of December 31, 2023
Total risk-based capital (to risk weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0
Common equity tier 1 capital (to risk weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,409	10.6	59,931	4.0	74,914	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At September 30, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2024, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2023 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2024, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2024, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2023 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, now set to expire on June 6, 2025. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended September 30, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	20,913	$11.95	20,913	657,195
August 1, 2024 - August 31, 2024	21,361	12.41	21,361	635,834
September 1, 2024 - September 30, 2024	29,032	12.77	29,032	606,802
	71,306		71,306

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0	The following materials for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 13, 2024	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 13, 2024	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)