Form 10-K
period 2024-12-31
Richmond Mutual Bancorporation, Inc.
filed 2025-03-27
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $123.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 27, 2025, there were 10,495,688 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K – Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Richmond Mutual Bancorporation-Maryland is regulated by the Federal Reserve Board.  Our corporate office is located at 31 North 9th Street, Richmond, Indiana, and our telephone number is (765) 962-2581. Richmond Mutual Bancorporation-Maryland's primary business activities are currently limited to one significant business segment, which is community banking.
First Bank Richmond, headquartered in Richmond, Indiana, is a state-chartered commercial bank. Established in 1887 as a mutual savings and loan, it became a federal mutual savings and loan in 1935, operating as First Federal Savings and Loan Association of Richmond. In 1993, the Bank operated as First Bank Richmond, S.B. after converting to a state-chartered mutual savings bank. It transitioned to a national bank charter in 1998 as part of a mutual holding company reorganization. In 2007, its holding company, Richmond Mutual Bancorporation-Delaware, acquired Mutual Federal Savings Bank in Sidney, Ohio. Mutual Federal operated independently until 2016, when it merged with First Bank Richmond to streamline operations. In 2017, the Bank converted to an Indiana state-chartered commercial bank and adopted the name First Bank Richmond, while continuing to operate in Ohio under the name Mutual Federal, a division of First Bank Richmond.
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
Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by commercial and multi-family real estate, first mortgages on owner-

occupied, one- to four-family residences, a variety of consumer loans, direct financing leases and commercial and industrial loans. We also obtain funds by utilizing Federal Home Loan Bank (“FHLB”) advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds.
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $193.0 million at December 31, 2024.
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

FB Richmond Holdings, Inc., a Nevada corporation, was formed in 2020 as a subsidiary of First Bank Richmond. FB Richmond Holdings holds substantially all of the Bank’s investment portfolio. As of December 31, 2024, the market value of securities held was $258.5 million.

FB Richmond Properties, Inc., a Delaware corporation, was formed in 2020 as a subsidiary of FB Richmond Holdings, Inc. FB Richmond Properties holds certain residential mortgages and commercial real estate loans. As of December 31, 2024, FB Richmond Properties held approximately $113.1 million in residential mortgages and commercial real estate loans.
At December 31, 2024, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $132.9 million in stockholders’ equity.  At December 31, 2024, First Bank Richmond’s total risk-based capital ratio was 14.2%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2024, we reported net income of $9.4 million, compared to net income of $9.5 million for the year ended December 31, 2023.
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
Indiana. Wayne County had an estimated population in 2024 of 66,400 with a median household income of approximately $56,700. The unemployment rate in December 2024 was 4.6% in Wayne County, as compared to the national and state unemployment rates of 4.4% and 4.0%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Belden Wire & Cable, Sugar Creek Brandworthy Food Solutions, Richmond State Hospital,

and Primex Plastics Corporation. First Bank Richmond operates seven banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,600 in 2024 with a median household income of approximately $46,400. It is favorably located with excellent highway access and has over 7.7 million people within a 100-mile radius. Health care and social services are the primary sources of employment, followed by manufacturing and retail trade. The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,600 with a median household income of approximately $46,500 in 2024. The workforce in this community is primarily composed of health care and social service workers and employees in the manufacturing sector. Centerville had an estimated population of 2,700 with a median household income of approximately $50,700 in 2024. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2024 of 45,100 with a median household income of approximately $71,300. Shelbyville, which had an estimated population of 19,900 with a median household income of $58,500, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing, health care, and social services are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 3.4% in December 2024 compared to 2.3% in December 2023.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, and two offices in Piqua and one office in Troy (Miami County), Ohio. We also operate a loan production office in Columbus, Ohio (Franklin County) that focuses on commercial and multi-family real estate lending.
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2024 of 20,500 with a median household income of approximately $59,600. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Airstream, and Plastipak Packaging. The unemployment rate in Shelby County was 4.0% in December 2024 compared to 2.9% in December 2023.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2024 of 109,500 with a median household income of approximately $74,200. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2024 of 26,700 with a median household income of approximately $70,500, while Piqua had a population of 20,500 with a median household income of approximately $63,800. Manufacturing is the leading industry employment sector in Miami County, followed by health care and social services as well as retail trade. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 4.0% in December 2024 compared to 2.8% in December 2023.
Columbus, Ohio, where we operate our loan production office, is the state capital of and most populous city in Ohio. Columbus ranked as the 15th most populous city in the United States with an estimated population in 2024 of 906,500 and a median household income of approximately $65,300. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.
The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2024 was 3.9% for the entire Columbus metropolitan area and 4.0% for Franklin County, compared to 2.7% for the entire Columbus metropolitan area and 2.7% for Franklin County in December 2023.

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
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  At December 31, 2024, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $27.2 million. As of December 31, 2024, First Bank Richmond was in compliance with the loans-to-one-borrower limitations.  At December 31, 2024, our largest lending relationship with one borrower was for $22.8 million consisting of four commercial real estate loans secured by properties in the Dayton, Ohio area. All of these loans were performing in accordance with their repayment terms at December 31, 2024.
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

Loan Maturity and Repricing. The following tables set forth certain information at December 31, 2024 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses on loans and leases.

	Due in 1 Year or Less	Weighted Average Yield	Due After 1 Year Through 5 Years	Weighted Average Yield	Due After 5 Years Through 15 Years	Weighted Average Yield	Due After 15 Years	Weighted Average Yield	Total Loans and Leases	Weighted Average Yield
	(Dollars in thousands)

Commercial mortgage	$38,407	7.0%	$62,010	5.1%	$154,783	5.2%	$116,505	5.4%	$371,705	5.5%
Commercial and industrial	47,992	7.5	31,609	6.8	38,654	6.7	8,112	4.9	126,367	6.9
Construction and development	51,649	7.2	34,971	6.8	42,412	7.3	3,538	6.7	132,570	7.1
Multi-family	39,768	6.8	28,598	5.3	72,921	4.7	44,577	5.7	185,864	5.5
Residential mortgage	7,491	7.7	6,896	6.0	43,516	5.4	114,741	5.1	172,644	5.3
Home equity lines of credit	516	6.8	4,188	7.2	12,122	7.6	—	—	16,826	7.5
Leases	6,179	7.2	139,572	9.5	2,351	10.5	—	—	148,102	9.4
Consumer	561	5.1	13,300	6.3	6,620	6.6	737	7.2	21,218	6.4

Total loans and leases	$192,563		$321,144		$373,379		$288,210		$1,175,296

	Amount due after one year at fixed interest rates:	Amount due after one year at variable interest rates:
	(Dollars in thousands)

Commercial mortgage	$44,889	$288,409
Commercial and industrial	37,602	40,773
Construction and development	16,416	64,505
Multi-family	9,158	136,938
Residential	82,098	83,055
Home equity lines of credit	4,025	12,285
Leases	141,923	—
Consumer	20,657	—

Total loans and leases	$356,768	$625,965

Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last nine years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2024, $189.5 million, or 16.1%, of our total loan and lease portfolio was secured by residential real estate, consisting of $164.2 million of one- to four-family residential real estate loans, $8.3 million of home equity loans, and $16.8 million of home equity lines of credit.

We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2024, 51.7% of our one- to four-family residential real estate loans were fixed-rate loans and 48.3% of such loans were adjustable-rate loans.  Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate non-interest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. During the year ended December 31, 2024, we originated $38.1 million one- to four-family fixed-rate mortgage loans and $11.9 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $25.2 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Originations, Sales and Purchases of Loans.”
Substantially all the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2024, $48.7 million or 25.7% of our one- to four-family loan portfolio consisted of jumbo loans.
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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $144,000 at December 31, 2024.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2024, home equity loans totaled $8.3 million, or 0.7% of our total loan and lease portfolio.
Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2024, home equity lines of credit totaled $16.8 million, or 1.4% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $12.7 million and fixed rate home equity lines making up the remaining balance.  At December 31, 2024, unfunded commitments on home equity lines of credit totaled $19.5 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $189.5 million in one- to four- family loans, including home equity loans and lines of credit, in our portfolio as of December 31, 2024, $12.1 million, or 6.4%, were to borrowers with a credit score under 660. At December 31, 2024, delinquent subprime loans totaled $1.2 million.
Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area.  As of December 31, 2024, $557.6 million or 47.4% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $175.2 million, or 14.9% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market.  Multi-family loans totaled $185.9 million of the $557.6 million commercial and multi-family real estate loan portfolio, or 15.8% of our total loan and lease portfolio, at December 31, 2024. Of the remaining $371.7 million of this portfolio, approximately $252.1 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2024, our purchased multi-family and commercial real estate loan participations totaled $64.6 million, or 11.6% of our total multi-family and commercial real estate loan portfolios, of which $16.1 million involve loans secured by collateral outside of our primary market area.
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
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2024, 18.1% of our multi-family and commercial real estate loans were fixed-rate loans and 81.9% were adjustable-rate loans.
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
In addition, we generally require a Phase I Environmental Audit as a condition of making multi-family and commercial real estate loans in excess of $1.0 million, which audit is performed by a qualified environmental consulting firm. The Phase I Environmental Audit includes appropriate inquiry into previous ownership and uses of the real estate to satisfactorily comply with the “Innocent Landowner Defense Amendment” to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA). The results and recommendations of the audit must be acceptable to us prior to loan closing.  For loans less than $1.0 million but greater than $150,000, a full Phase I Environmental Audit is not required, although an environmental investigation is typically performed by qualified bank personnel or a third party to determine if a full Phase I Environmental Audit should be done.
At December 31, 2024, the average loan size of our outstanding multi-family and commercial real estate loans was $1.3 million, and the largest of such loans was a $13.7 million loan secured by a 210,000 square-foot industrial facility located in a Columbus, Ohio suburb. This loan was performing in accordance with its repayment terms at December 31, 2024. We had 56 other commercial and multi-family real estate loans each with an outstanding balance in excess of $3.0 million at December 31, 2024, all of which were performing in accordance with their repayment terms at December 31, 2024.  Our largest lending relationship with one borrower at December 31, 2024 was for $22.8 million consisting of four commercial real estate loans secured by properties in the Dayton, Ohio area. All of these loans were performing in accordance with their repayment terms at December 31, 2024.
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

The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2024 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$18,348	$51,490	$54	$69,892	12.5%
Multi-family/Apartment buildings	76,183	109,486	195	185,864	33.3
Hotels	37,214	77,636	—	114,850	20.6
Industrial buildings	51,640	24,592	1,886	78,118	14.0
Retail	17,559	16,940	—	34,499	6.2
Medical	5,215	8,671	—	13,886	2.5
Automotive	8,489	293	—	8,782	1.6
Restaurants	8,145	4,184	—	12,329	2.2
Campgrounds/Golf Courses/Leisure Activities	7,909	1,601	—	9,510	1.7
Agricultural	2,932	3,613	1,110	7,655	1.4
Other	5,783	14,322	2,080	22,185	4.0
Total(1)	$239,417	$312,828	$5,325	$557,570	100.0%
(1) Ohio total includes $175.2 million of commercial and multi-family loans secured by property located in the Columbus, Ohio market.

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2024, we had $126.4 million of commercial and industrial loans, representing 10.8% of our total loan and lease portfolio, including $7.2 million of unsecured commercial and industrial loans.
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
At December 31, 2024, the average loan size of our outstanding commercial and industrial loans was $246,000. Our largest outstanding commercial and industrial loan at that date was a working capital line of credit totaling $6.4 million, which was secured by all of the assets of the business and performing in accordance with its repayment terms at December 31, 2024. We had 25 other commercial and industrial loans with an outstanding balance in excess of $1.0 million at December 31, 2024, all of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots.  At December 31, 2024, our construction and development loan portfolio totaled $132.6 million, or 11.3% of our total loan and lease portfolio, consisting of $126.2 million in commercial construction loans and $6.3 million in residential construction loans.  At December 31, 2024, we had unfunded construction loan commitments totaling $50.8 million and $1.4 million in commercial and residential construction loans, respectively. We also purchase and participate, from time to time, in construction loans from other financial institutions, which amounts are included in our construction and development loan portfolio. Such loans are independently underwritten according to our policies. At December 31, 2024, our purchased construction and development loan participations totaled $28.7 million, or 21.6% of our total construction and development loan portfolio, of which $5.5 million involved loans secured by collateral outside of our primary market area.
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
Our commercial construction loans have terms to maturity that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $2.4 million at December 31, 2024.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout. At December 31, 2024, $27.6 million, or 20.9%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. The average outstanding residential construction loan balance was approximately $289,000 at December 31, 2024.
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
At December 31, 2024, our largest construction and land development loan had an outstanding balance of $12.1 million and was secured by all business assets, as well as a first mortgage and assignment of rents and leases on a proposed hotel in the Columbus, Ohio area. At December 31, 2024, this loan was performing according to its repayment terms. We had 15 other construction and development loans each with an outstanding balance in excess of $3.0 million at December 31, 2024, all of which were performing in accordance with their repayment terms at that date except for one $4.9 million loan that is subject to litigation between the developer and other parties.

Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $250,000 (with an average size of $49,000) with terms of 24 to 72 months, with a weighted average term of 39.0 months as of December 31, 2024. Our risk management profile centers on internally rated “A” quality credits.  At December 31, 2024, our direct finance leasing portfolio totaled $148.1 million, or 12.6% of our total loan and lease portfolio, with lease contracts located throughout the United States.
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
We generally file a UCC-1 financing statement on all of our lease transactions to perfect our interest in the equipment, except in the case of (i) titled equipment, where we would require the title in lieu of the UCC financing statement, (ii)

transactions under $5,000 or (iii) for equipment with very little value, such as computer software. Perfection gives us a claim to the collateral that is superior to someone that obtains a lien through the judicial process subsequent to the perfection of a security interest.  The failure to perfect a security interest does not render the security interest unenforceable against the borrower. However, failure to perfect a security interest risks avoidance of the security interest in bankruptcy or subordination to the claims of third parties.
At December 31, 2024, approximately $51.1 million or 34.4% of the aggregate dollar amount of our lease portfolio was secured by property concentrated in four states: California at 14.3%; New York at 7.8%; Florida at 6.2%; and Arkansas at 6.1%. Our largest leasing relationship at that date was with the State of Arkansas which consisted of more than 3,300 leases totaling approximately $9.1 million in lease receivables, all of which were performing in accordance with the lease terms. Our second largest leasing relationship was with a drilled pile foundation company located in Florida consisting of four contracts totaling approximately $938,000 in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers.  At December 31, 2024, our consumer loan portfolio totaled $21.2 million, or 1.8% of our total loan and lease portfolio, including $1.3 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2024, we originated $133.7 million of fixed rate loans and leases and $103.4 million of adjustable-rate loans, compared to $236.3 million of fixed rate loans and leases and $136.6 million of adjustable-rate loans during the year ended December 31, 2023.
The following tables provide information regarding our originations for the periods indicated:

	2024
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$38,147	$11,858	$50,005
Home equity lines of credit	2,398	12,908	15,306
Multi-family and commercial real estate	3,758	36,906	40,664
Construction and development	9,482	16,537	26,019
Consumer	8,224	—	8,224
Commercial and industrial	10,067	25,215	35,282
Leases	61,605	—	61,605
Total	$133,681	$103,424	$237,105
(1)Includes $2.4 million of fixed-rate and $470,000 of adjustable-rate loans secured by second mortgages on residential properties.

	2023
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$33,139	$21,401	$54,540
Home equity lines of credit	2,359	4,605	6,964
Multi-family and commercial real estate	34,978	21,034	56,012
Construction and development	30,158	64,104	94,262
Consumer	11,810	—	11,810
Commercial and industrial	34,165	25,408	59,573
Leases	89,696	—	89,696
Total	$236,305	$136,552	$372,857
(1)Includes $3.0 million of fixed-rate and $260,000 of adjustable-rate loans secured by second mortgages on residential properties.

As reflected in the tables above, loan and lease originations decreased $135.8 million, or 36.4%, to $237.1 million during 2024 compared to $372.9 million during 2023, primarily due to higher market interest rates.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2024 and 2023, we sold $25.2 million and $19.7 million of one- to four-family residential real estate loans, respectively. During the year ended December 31, 2024, we did not originate or sell any FHA, VA, or USDA loans, compared to $65,000 of FHA, VA or USDA loans originated or sold during the year ended December 31, 2023.
We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2024, we had 43 loans totaling $104.4 million, consisting of $64.6 million of multifamily and commercial real estate loans, $28.7 million of construction and development loans, and $11.1 million of other loans in which we were not the lead lender (of which $26.4 million are for loans secured by collateral located outside of our primary market area). All but one of these participation loans were performing in accordance with their original repayment terms at December 31, 2024. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification. Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
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
Nonperforming loans and leases totaled $6.8 million, or 0.58% of total loans and leases at December 31, 2024 and $8.0 million, or 0.72% of total loans and leases at December 31, 2023. The decrease in nonperforming loans was primarily attributable to a $1.2 million decrease in commercial and industrial loans, primarily due to one loan of $1.2 million secured by business assets, previously nonaccruing, that was paid off in 2024. At December 31, 2024, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is subject to litigation between the developer and other parties.
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
Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses on loans and leases. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $37,000 in foreclosed assets at December 31, 2024.
The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2024	2023
	(Dollars in thousands)
Nonaccrual loans and leases:
Residential mortgage(1)	$94	$101
Construction and development	4,900	4,900
Commercial and industrial	35	1,241
Leases	34	82
Total non-accruing loans and leases	5,063	6,324

Accruing loans and leases delinquent more than 90 days:
Residential mortgage(1)	1,261	1,278
Home equity lines of credit	14	25
Consumer	99	76
Leases	340	296
Total accruing loans and leases delinquent more than 90 days	1,714	1,675
Total non-performing loans and leases	6,777	7,999

Foreclosed assets:
Residential mortgage(1)	37	136
Total foreclosed assets	37	136

Total non-performing assets	$6,814	$8,135

Total non-performing loans to total loans	0.58%	0.72%
Total non-performing assets to total assets	0.45%	0.56%
Total non-performing assets and modified loans (accruing) to total assets	0.45%	0.56%
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
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2024	2023
	(In thousands)
Special mention	$4,918	$4,850
Substandard	13,832	11,263
Doubtful	34	81
Total classified assets	$18,784	$16,194
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

	At and For the
	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Allowance for credit losses on loans and leases to total loans and leases outstanding	1.34%	1.42%
Allowance for credit losses on loans and leases	$15,791	$15,663
Total loans and leases outstanding	$1,175,296	$1,106,512
Nonaccrual loans and leases to total loans and leases outstanding	0.43%	0.57%
Nonaccrual loans and leases	$5,063	$6,324
Total loans and leases outstanding	$1,175,296	$1,106,512
Allowance for credit losses on loans and leases to nonaccrual loans and leases	311.89%	247.68%
Allowance for credit losses on loans and leases	$15,791	$15,663
Nonaccrual loans and leases	$5,063	$6,324
Net charge-offs/(recoveries) during the period to average loans and leases outstanding:
Commercial mortgage	—%	—%
Net recoveries during the period	$—	$(13)
Average amount outstanding	$373,547	$347,827
Commercial and industrial	(0.05)%	(0.02)%
Net recoveries during the period	$(64)	$(20)
Average amount outstanding	$123,365	$103,273
Construction and development	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$100,879	$113,248
Multi-family	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$189,847	$138,032
Residential mortgage	—%	(0.02)%
Net recoveries during the period	$(4)	$(37)
Average amount outstanding	$172,902	$161,020
Home equity	—%	—%
Net recoveries during the period	$—	$—
Average amount outstanding	$13,869	$10,614
Leases	0.96%	0.40%
Net charge-offs during the period	$1,428	$588
Average amount outstanding	$148,692	$147,855
Consumer	0.64%	0.71%
Net charge-offs during the period	$146	$160
Average amount outstanding	$22,872	$22,602
Total loans and leases	0.13%	0.06%
Net charge-offs/(recoveries) during the period	$1,506	$678
Average amount outstanding	$1,145,973	$1,044,471

As of January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. This adjustment increased the allowance from $12.4 million at December 31, 2022 to $15.1 million at January 1, 2023. At December 31, 2024, the allowance for credit losses on loans and leases totaled $15.8 million, or 1.34% of total loans and leases outstanding, compared to $15.7 million, or 1.42% of total loans and leases outstanding at December 31, 2023. This increase was driven by a $68.8 million increase in our loan and lease portfolio. The growth in the balance of loans and leases primarily occurred in the commercial mortgage and multi-family categories, which is in line with management's strategy to expand these portfolios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition at December 31, 2024 Compared to December 31, 2023” contained in Part II, Item 7 of this Form 10-K for additional information regarding changes in our loans, leases, and related allowances.
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

	At December 31,
	2024		2023
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential mortgage	$1,910	12.1%	$1,681	10.7%
Home equity lines of credit	184	1.2	102	0.7
Multi-family	2,660	16.8	1,789	11.4
Commercial mortgage	4,486	28.4	4,655	29.7
Construction and development	2,243	14.2	3,883	24.8
Total real estate loans	11,483	72.7	12,110	77.3

Consumer loans	356	2.3	317	2.0

Commercial business loans and leases:
Commercial and industrial	1,483	9.4	1,281	8.2
Leases	2,469	15.6	1,955	12.5
Total commercial business loans and leases	3,952	25.0	3,236	20.7

Total loans and leases	$15,791	100.0%	$15,663	100.0%
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

In April 2020, First Bank Richmond created a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”) to hold a majority of its investment portfolio and take advantage of certain tax benefits. FB Richmond Holdings, a Nevada corporation, holds, services, manages and invests that portion of First Bank Richmond’s investment portfolio as may be transferred from time to time by First Bank Richmond to FB Richmond Holdings. FB Richmond Holdings’ investment policy, for the most part, mirrors that of First Bank Richmond’s investment policy. FB Richmond Holdings has hired a third-party investment advisor to manage its securities portfolio, subject to the oversight of its Board of Directors. The President and Chief Executive Officer and the Chief Financial Officer of the Company serve on the board of directors of FB Richmond Holdings. At December 31, 2024, we had, on a consolidated basis, $258.2 million of securities, at fair value, classified as available-for-sale, $3.5 million of securities, at cost, classified as held-to-maturity, and no securities classified as trading. At that date, FB Richmond Holding managed $258.5 million of our total investment portfolio.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2024.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $13.9 million at December 31, 2024.  For the year ended December 31, 2024, First Bank Richmond received a total of $1.2 million in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The following table sets forth the weighted average yields of investment securities at various ranges of maturities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2024.  Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2024
	Weighted-Average Yield
	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years

Securities available for sale:
U.S. government, SBA pools and federal agency	4.48%	1.48%	4.96%	1.92%
State and municipal obligations	2.35	2.57	2.14	2.33
Government sponsored mortgage-backed securities	—	2.40	1.97	1.74
Corporate obligations	—	—	3.97	4.09
Total securities available for sale	3.61	2.00	2.44	2.07

Securities held to maturity:
State and municipal obligations	2.93	3.89	4.63	5.14
Total securities held to maturity	2.93	3.89	4.63	5.14
Total investment securities	3.55%	2.13%	2.46%	2.08%
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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks.  We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers.  At December 31, 2024, our brokered deposits totaled $257.6 million, or 23.5% of total deposits, with an average interest rate of 4.25% and a 11-month weighted-average maturity, compared to $268.8 million, or 25.8% of total deposits, with an average interest rate of 3.73% and a 10-month weighted-average maturity at December 31, 2023.  Our reliance on brokered deposits may increase our overall cost of funds.
At December 31, 2024, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $767.1 million, representing 70.1% of total deposits, compared to $715.3 million, representing 68.7% of total deposits, at December 31, 2023.
Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $548.4 million or 50.1% of our total deposits at December 31, 2024.  Approximately 72.4% ($791.6 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2024, with 88.2% ($698.6 million) of those deposits held in our five Richmond, Indiana offices. Overall, $838.9 million or 76.7% of our total deposits were held in Indiana branches and $255.0 million or 23.3% were held in Ohio branches as of December 31, 2024.
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
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Beginning balance	$1,041,140	$1,005,261
Net deposits	21,049	13,069
Interest credited	31,751	22,810
Ending balance	$1,093,940	$1,041,140

Net increase	$52,800	$35,879

Percent increase	5.1%	3.6%

The following table sets forth the distribution of total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2024		2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits:
Non-interest bearing	$110,106	10.1%	$114,377	11.0%
Interest bearing	135,310	12.4	151,809	14.6
Savings	112,499	10.3	117,659	11.3
Money market	188,812	17.3	139,152	13.4

Total non-certificates	546,727	50.0	522,997	50.2

Certificates:

0.00 – 1.00%	31,319	2.9	78,405	7.5
1.01 – 2.00%	5,615	0.5	13,609	1.3
2.01 – 3.00%	7,418	0.7	26,637	2.6
3.01 – 4.00%	47,956	4.4	41,011	3.9
4.01 – 5.00%	342,139	31.3	210,453	20.2
Over 5.00%	112,766	10.3	148,028	14.2

Total certificates	547,213	50.0	518,143	49.8

Total deposits	$1,093,940	100.0%	$1,041,140	100.0%

The following table sets forth, for the periods indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2024		2023
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Non-interest bearing	$105,356	—%	$107,192	—%
Interest bearing	141,902	0.9	147,964	0.8
Savings	116,183	0.8	119,669	0.5
Money market	169,763	3.1	154,828	2.3
Certificate accounts	557,216	4.4	509,316	3.9

Total deposits	$1,090,420	2.9%	$1,038,969	2.4%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2024.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	3.01- 4.00%	4.01- 5.00%	Over 5.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2025	$5,217	$890	$3,637	$2,994	$58,650	$34,829	$106,217	19.41%
June 30, 2025	1,806	173	806	6,671	50,995	26,903	87,354	15.96
September 30, 2025	5,725	1,781	1,320	7,080	17,464	40,074	73,444	13.42
December 31, 2025	14,021	826	327	6,499	77,399	690	99,762	18.23
March 31, 2026	13	604	243	5,924	80,593	4,267	91,644	16.75
June 30, 2026	38	427	48	2,198	14,126	3,003	19,840	3.63
September 30, 2026	3,474	485	248	896	11,250	3,000	19,353	3.54
December 31, 2026	367	—	79	1,204	5,550	—	7,200	1.32
March 31, 2027	489	—	7	1,298	14,941	—	16,735	3.06
June 30, 2027	160	3	29	1,391	5,000	—	6,583	1.20
September 30, 2027	—	246	31	1,909	—	—	2,186	0.40
December 31, 2027	—	25	341	1,836	—	—	2,202	0.40
Thereafter	9	155	302	8,056	6,171	—	14,693	2.69

Total	$31,319	$5,615	$7,418	$47,956	$342,139	$112,766	$547,213	100.00%

Percent of total	5.72%	1.03%	1.36%	8.76%	62.52%	20.61%	100.00%

As of December 31, 2024, approximately $248.1 million of our deposit portfolio, or 22.7% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2024 (dollars in thousands).

3 months or less	$17,608
Over 3 through 6 months	12,217
Over 6 through 12 months	15,038
Over 12 months	22,630
$67,493
For additional information regarding our deposits, see "Note 10: Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2024, we had $265.0 million in FHLB advances outstanding.  Based on current collateral levels, at December 31, 2024 we could borrow an additional $83.4 million from the FHLB of Indianapolis at prevailing interest rates.
We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million.
The following table presents the maturity of term borrowings, which consist entirely of FHLB advances, along with associated weighted average rates as of December 31, 2024.

Maturity by Fiscal Year	FHLB Advances	Weighted Average Rate

2025	$125,000	4.51%
2026	74,000	3.73%
2027	23,000	4.48%
2028	16,000	4.02%
2029	7,000	4.14%
Thereafter	20,000	0.71%
	$265,000	3.96%
Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $193.0 million at December 31, 2024. These activities provide an additional source of fee income to First Bank Richmond and in 2024 constituted 21.4% of our total non-interest income.
Subsidiary and Other Activities
At December 31, 2024, Richmond Mutual Bancorporation had two subsidiaries, First Bank Richmond and First Insurance Management, Inc. First Bank Richmond is our wholly owned banking subsidiary. First Insurance Management, Inc. was formed in 2022 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada, for the purpose of providing additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. As of December 31, 2024, First Insurance Management provided us with various liability and property damage policies for the Company and its related subsidiaries. First Insurance Management is regulated by the State of Nevada Division of Insurance.
At December 31, 2024, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds substantially all of First Bank Richmond's investment portfolio. As of December 31, 2024, the market value of securities managed was $258.5 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $113.1 million in loans.
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

Based on the most recent data provided by the FDIC, there are approximately 10 and 12 other commercial banks and savings banks operating in our Indiana and Ohio market areas, respectively. Additionally, there are approximately 10 and seven credit unions operating in these same respective market areas. As of June 30, 2024 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 29.6% and 1.5%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 10.8% and 4.4%, respectively. We do not accept deposits at our loan production office located in Columbus, Ohio.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2024, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2024, First Bank Richmond’s largest aggregate amount of loans to one borrower was $22.8 million.
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
At December 31, 2024, First Bank Richmond’s capital exceeded all applicable requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” contained in Part II, Item 7 and “Note 18: Regulatory Capital” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
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
Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution's level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered "well capitalized," provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2024, First Bank Richmond met the criteria to be considered "well capitalized."
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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 73.1% of total regulatory capital. In addition, at December 31, 2024, the Bank’s loans secured by commercial real estate (as defined in the guidance) represented 314.6% of total regulatory capital.

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

For the fiscal year ended December 31, 2024, First Bank Richmond paid $1.4 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.
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
Bank Secrecy Act/Anti Money Laundering Law. First Bank Richmond is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations including the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act includes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies, and imposes affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
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

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2024, no impairment of the value of the stock has been recognized. As of December 31, 2024, the Bank had $265.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.
Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent effective on March 26, 2020, to support lending to households and businesses. At December 31, 2024, the Bank was in compliance with the reserve requirements.

The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2024, the Bank had no outstanding borrowings from the discount window.
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

Taxation
The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to Richmond Mutual Bancorporation and First Bank Richmond and their respective subsidiaries.
Federal Taxation.  Richmond Mutual Bancorporation and First Bank Richmond are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our federal and state tax returns have not been audited for the past five years.
Method of Accounting. For federal income tax purposes, we currently report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing its federal income tax returns.  Richmond Mutual Bancorporation and First Bank Richmond with their respective subsidiaries will file a consolidated federal income tax return. FB Richmond Properties, Inc. files a separate federal income tax return.
Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period is not deductible. At December 31, 2024, we had no capital loss carryovers.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond and their respective subsidiaries as members of the same affiliated group of corporations.
State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2024, of 4.9% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
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
First Bank Richmond also files income tax returns in a number of states where nexus has been established.
Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.
As a Maryland business corporation, Richmond Mutual Bancorporation is required to file an annual report with and pay franchise taxes to the State of Maryland.
Employees and Human Capital
As of December 31, 2024, we had 173 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have a good working relationship with our employees.
To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2024, approximately 74% of our workforce was female and 26% male, and our average tenure was 10.3 years. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock

Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.
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
A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our 10.3 year average tenure reflects the engagement of our employees in this core talent system tenet.
Information About Our Executive Officers
Officers are elected annually to serve for a one-year term.  There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.
Garry D. Kleer (age 69). Mr. Kleer currently serves as Chairman, President and Chief Executive Officer of Richmond Mutual Bancorporation and as Chairman and Chief Executive Officer of First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer is a member of the Large Community Bank Council of the Independent Community Bankers of America and the American Bankers Association's Membership Council. During 2022, Mr. Kleer served as Chairman of the Indiana Bankers Association (“IBA”) and continues to serve on its board as the ABA constituent director. Mr. Kleer was named a Sagamore of the Wabash and inducted into the IBA Leaders in Banking Excellence in 2022. Mr. Kleer’s community involvement includes service on the boards of the Boys & Girls Clubs of Wayne County, Richmond Symphony Orchestra, and Reid Health. He has also been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer is a graduate of Indiana University, the ABA Graduate School of Commercial Lending and the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Bradley M. Glover (age 34). Mr. Glover is currently serving as Senior Vice President and Chief Financial Officer of Richmond Mutual Bancorporation and First Bank Richmond. Mr. Glover was appointed Chief Financial Officer in March 2024 after serving as Acting Chief Financial Officer beginning May 2023. He has worked at First Bank Richmond since 2011. He served as Vice President and Controller of the Bank beginning in 2021 before promotion to his role of Chief Financial Officer. Mr. Glover's responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting and investment management. He also manages the accounting functions of the Bank and oversees daily accounting operations, as well as directs and assists in the preparation of regulatory and managerial financial reports. Mr. Glover holds a BS in Accounting from Ball State University’s Miller College of Business and has been recognized by the Indiana Bankers Association for completion of their Leadership Development Program. In addition to his 13-year career in banking, Mr. Glover also serves as a board member of Centerville-Abington Community Dollars for Scholars, and a finance committee member of the Richmond Family YMCA.
Dean W. Weinert (age 72). Mr. Weinert served as the President and Chief Executive Officer of Mutual Federal Savings Bank, which operated independently from First Bank Richmond as a wholly owned bank subsidiary of Richmond Mutual Bancorporation, from 2010 through 2016, and as Division President since 2016 when Mutual Federal Savings Bank was combined with First Bank Richmond through an internal merger transaction. Mr. Weinert also serves as a member of the Mutual Federal advisory board of directors. Prior to joining Mutual Federal and First Bank Richmond, Mr. Weinert served as a senior officer in the large corporate special assets division of PNC National Bank in Indianapolis (2008-2010), a senior commercial lending officer at Park National Bank in Columbus, Ohio (2006-2008), and as President of Eaton National Bank, Eaton, Ohio (2002-2006). In addition, over his 45+ year career in banking, Mr. Weinert has held numerous commercial banking positions, including serving as a senior credit analyst, corporate lending officer, commercial lending division manager, special assets group manager, corporate banking manager and chief commercial credit officer, predominately with the Indiana National Bank in Indiana and its several successor entities through subsequent mergers. Mr. Weinert holds a BA in Economics from Wabash College and an MBA from Butler University.
Paul J. Witte (age 53). Mr. Witte, employed by First Bank Richmond since 1996, was promoted to President/Chief Operating Officer of the Bank in January 2023. Mr. Witte has recently served as Executive Vice President and previously as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages the lending and operations functions of the Bank. Mr. Witte is a graduate of Ball State University with a BS in Accounting, Corporate Finance, and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison. Mr. Witte has been extensively involved in our community, having served on the board of numerous organizations during his tenure.
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
Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Adverse economic conditions in our market areas could impact our growth rate, reduce our customers' ability to repay loans, and adversely impact our business, financial condition, and results of operations. Broader economic factors such as inflation, unemployment, and money supply fluctuations also may adversely affect our profitability. Trade wars, tariffs, or shifts in trade policies between the United States and other nations could disrupt supply chains, increase costs for businesses, and reduce export opportunities for our customers. These developments may, in turn, negatively impact these businesses and, by extension, our financial condition and results of operations.
A deterioration in economic conditions in the market areas we serve, be it due to inflation, a recession, war, geopolitical conflicts, adverse weather conditions, or other factors could result in the following consequences, any of which could have a materially adverse effect on our business, financial condition, or results of operations:

•Reduced demand for our products and services, potentially leading to a decline in our overall loans or assets;
•Elevated instances of loan delinquencies, problematic assets, and foreclosures;
•Reduced values in collateral securing our loans, thereby diminishing borrowing capacities and asset values tied to existing loans; and

•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Real estate values are affected by various factors, including economic conditions, governmental rules or policies, natural disasters such as earthquakes, and trade-related pressures that may affect construction costs or materials availability. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
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
The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of rising interest rates, the growth rate of interest income from our assets might lag behind the accelerating interest expenses on liabilities. Conversely, declining interest rates can trigger increased loan prepayments and mortgage-backed security redemptions as borrowers seek lower borrowing costs through refinancing. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, an inverted interest rate yield curve, wherein short-term interest rates (which are usually the rates at which financial institutions borrow funds) surpass long-term rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can compress a financial institution's net interest margin. This occurrence poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2024, approximately 38.6% of our loan and lease portfolio consisted of fixed-rate loans and leases, potentially exposing us to these risks.
As of December 31, 2024, our deposit composition included $366.8 million in certificates of deposit maturing within one year and $546.7 million in noninterest-bearing, NOW checking, savings, and money market accounts. In a rising rate environment, retaining deposits can become costlier. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.
A sustained and substantial change in market interest rates could significantly impact our financial condition, liquidity, and operational results. Furthermore, fluctuations in interest rates may adversely affect the valuation of our assets and liabilities, ultimately affecting our earnings.
Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.
Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Higher U.S. tariffs on imported goods could exacerbate inflationary pressures by increasing the cost of goods and materials for businesses and consumers. This may particularly affect small to medium-sized businesses, as they are less able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, our business clients may experience increased financial strain, reducing their ability to repay loans and adversely impacting our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature and, as a result, market interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. However, interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services, creating additional uncertainty in the economic environment.

Risks Related to Our Business
We have a substantial portfolio of commercial and multi-family real estate, as well as commercial and industrial loans, and intend to continue increasing originations of these loan types. These loans carry credit risks that could adversely affect our financial condition and results of operations.
As of December 31, 2024, our portfolio included commercial real estate, multi-family real estate, and commercial and industrial loans totaling $683.9 million, constituting approximately 58.2% of our total loans and leases. Commercial loans typically involve larger principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development related to a single commercial loan or credit relationship poses a significantly greater risk of loss compared to one-to-four family residential mortgage loans. Repayment of commercial loans often depends on the cash flow generated by the business or property involved, making them more sensitive to adverse conditions in the real estate market, business climate, or economy. For loans secured by non-owner-occupied properties, repayments rely heavily on tenant rent payments, and downturns in the real estate market or economic conditions heighten repayment risks. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity, which may necessitate the borrower to sell or refinance the property, increasing the risk of default.
Commercial business loans typically are made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow can be unpredictable, and collateral securing these loans may fluctuate in value. For loans secured by accounts receivable, repayment is often dependent on the borrower's ability to collect from clients, while other forms of collateral may be difficult to appraise, illiquid, or affected by business success. Increases in reserves and charge-offs related to our commercial and industrial loan portfolio could materially impact our business, financial condition, operations, and prospects.
In recent years, the commercial real estate market has experienced substantial growth, with increased competition contributing to historically low capitalization rates and rising property values. However, the economic disruption caused by the COVID-19 pandemic significantly impacted this market. The pandemic also accelerated the adoption of remote work, which has led many companies to re-evaluate their long-term real estate needs. While some businesses are returning to traditional office environments, others are downsizing or shifting to hybrid models, creating uncertainty in demand for office spaces and other commercial properties. This trend could result in prolonged vacancies, declining rental income, and reduced property values, adversely affecting the performance of our commercial real estate loan portfolio. Federal banking regulators also have raised concerns about weaknesses in the commercial real estate market.
Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.
We have focused on growing our construction and development loan portfolio in recent years, which adds additional risks to our loan portfolio.
As of December 31, 2024, our construction and development loans totaled $132.6 million, accounting for approximately 11.3% of our total loan portfolio. This comprises $126.2 million in commercial construction loans and $6.3 million in residential real estate construction loans, reflecting a substantial increase from the $58.4 million, constituting 7.8% of total loans, reported at December 31, 2020.
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
Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, has increased to $816.5 million, or 69.5% of total loans and leases, at December 31, 2024 from $226.9 million, or 48.5% of total loans and leases, at December 31, 2016. A significant portion of this portfolio is composed of unseasoned loans, meaning they were recently originated. Due to our limited history with these borrowers, we lack a comprehensive payment history to effectively assess the likelihood of future collectability. Furthermore, many of these loans have not yet been tested under adverse economic conditions. As a result, predicting the future performance of this segment of our loan portfolio remains challenging. These loans may experience higher delinquency or charge-off rates compared to our historical averages, which could negatively impact our future performance.
If we are unable to maintain and grow revenue from our leasing business our future revenue and earnings may be adversely impacted.
Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. Revenue generated from our leasing business accounted for 13.5% and 15.3% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
We rely solely on brokers and other third-party originators to generate our lease transactions. To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one-person shops and others more established companies, with most of the volume coming from fewer than 25 referral sources. None of our relationships are exclusive and any may be terminated at any time. During 2024, of our $61.6 million in lease originations, the top five brokers/third party originators accounted for approximately 52.0% of our total volume of lease originations, one of whom accounted for approximately 14.4% of our total volume of lease originations. At December 31, 2024, our top 25 brokers/third party originators collectively accounted for 83.6% of our total direct financing lease portfolio, with our largest broker/third party originator accounting for 12.2% of the portfolio. Losing top brokers or third-party originators, or their customers, without finding comparable alternatives, could decrease leasing volume, leading to potential revenue decline, materially impacting our business, financial condition, and results of operations.
Our leasing business exposes us to different credit risks than our real estate secured lending.
At December 31, 2024, direct financing leases totaled $148.1 million, or 12.6% of our total loan and lease portfolio. Our direct financing leases, while short term in nature, are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral may not provide an adequate source of repayment for the outstanding lease balance and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Also, if a lessee under a defaulted lease files for protection under the bankruptcy laws, then: (i) we may experience difficulties and delays in recovering the equipment from the defaulting party; (ii) the equipment may be returned in poor condition; and (iii) we may be unable to enforce important contract provisions against the insolvent party. We do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
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
Moreover, approximately $51.1 million or 34.4% of our total lease portfolio is to customers located in California, New York, Florida, and Arkansas. Adverse economic conditions within these market areas may reduce our leasing volume and affect our customers' ability to make lease payments, resulting in higher defaults, which may result in our inability to fully recover our investment in the related equipment and adversely impact our business, financial condition, and results of operations.
If our allowance for credit losses is not sufficient to cover actual losses, our earnings could decrease.
We periodically review our allowance for credit losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. We cannot be certain that our allowance for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, and changes in borrower behaviors. Differences between our actual experience and assumptions and the effectiveness of our models may adversely affect our business, financial condition, including liquidity and capital, and results of operations. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or otherwise require an increase in our provision for credit losses on loans. In addition, bank regulatory agencies periodically review our allowance for credit losses. Based on their assessment, they may require additional provisions for credit losses or loan charge-offs. Any increase in the provision for credit losses affects net income and could materially impact our financial condition, results of operations, and capital.
Reliance on lead institutions for credit quality updates in loan participations may expose us to financial, regulatory, and reputational risks.
We participate in loan participation agreements in which we are not the lead lender and rely on lead institutions to provide timely and accurate updates on changes in the credit quality of the underlying loans. If these institutions fail to deliver such updates in a timely manner, we may misstate our allowance for credit losses, which could result in unanticipated credit losses. Additionally, our dependence on lead institutions exposes us to counterparty risk, as financial distress or operational failures on their part may impair our ability to assess and manage credit risk effectively. Inadequate reporting of credit quality changes could also result in non-compliance with regulatory requirements, potentially leading to regulatory scrutiny, fines, or other enforcement actions. Moreover, delays or inaccuracies in credit updates could damage our reputation, eroding investor and stakeholder confidence in our risk management practices. Failure to properly assess and disclose risks associated with loan participations may further expose us to legal liabilities, including litigation from investors or regulatory agencies alleging mismanagement or inadequate disclosures. At December 31, 2024, we held $104.4 million in loan participations in which we were not the lead lender.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio is impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2024, we had no securities that were deemed impaired.
A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to the operation of our business. A tightening of the credit markets or the inability to obtain adequate funding to replace deposits and support continued loan growth could negatively impact asset growth, earnings capability, and capital levels. To meet potential liquidity demands, we rely on several sources. Our primary sources of liquidity include increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio. Additionally, borrowings, particularly from the Federal Home Loan Bank and through repurchase agreements, provide us with an important source of funds.
An inability to raise funds through deposits, borrowings, the sale of loans, or other sources could have a substantial negative effect on our liquidity. Our access to adequate funding, whether through deposits or other means, could be impaired by factors specific to us, or by broader issues affecting the financial services industry or the economy in general. Potential factors that could adversely affect our access to liquidity include adverse regulatory actions, a decrease in our business activity due to a downturn in the markets where our loans are concentrated, or a loss of depositor confidence in our ability to meet withdrawal demands. Additionally, our ability to borrow could be affected by factors beyond our control, such as disruptions in the financial markets, negative views about the financial services industry, or deterioration in credit markets.
We use estimates in determining the fair value of certain assets, such as mortgage servicing rights (“MSRs”). If our estimates prove to be incorrect, we may be required to write down the value of these assets, which could adversely affect our earnings.
We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2024, the book value of our MSRs was $2.0 million. We use a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.
If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2024, we owned $13.9 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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
Our current and future uses of Artificial Intelligence (AI) and other emerging technologies may create additional risks.
The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.
Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.
Mitigating these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.
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
One such significant change in 2023 was the implementation of the Current Expected Credit Losses (“CECL”) model, which we adopted on January 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, will be presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the former GAAP's "incurred loss" model, delaying recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods.
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
The effects of climate change continue to raise significant concerns about the state of the environment. However, under the new Trump administration, federal policy may shift to reduce the emphasis on climate change initiatives and environmental regulations. This could include scaling back federal participation in international agreements, such as the Paris Agreement, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face greater scrutiny or diminished priority.
The lack of empirical data regarding the financial and credit risks posed by climate change makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolio or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.
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
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.
Recent changes in the regulatory landscape under the new administration have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion ("DEI"). This shift is leading to the rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.

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
The identification of risks is a multifaceted process that involves a range of activities. This includes monitoring of guidance issued by regulatory authorities, participating in professional forums, conducting both internal and external audits, collaborating with third-party services, reviewing policies, and adhering to best practice frameworks including Federal Financial Institutions Examination Council ("FFIEC") guidance and information security requirements established in the Gramm-Leach Bliley Act, along with other relevant state laws and agency regulations. For instance, as part of our risk management framework, we regularly assess phishing threats targeting employees, conduct simulated attack exercises, and implement enhanced endpoint detection solutions. Furthermore, we emphasize the importance of maintaining a collaborative relationship with third-party service providers/vendors. This collaborative approach enhances our risk management capabilities and ensures a shared commitment to maintaining a secure information environment.
Moreover, our commitment to robust risk management extends to the maintenance of a comprehensive Security Incident Response Plan ("SIRP"). This SIRP serves as a framework for effectively addressing and mitigating security incidents. Within this plan, we integrate accessible resources to fortify our response capabilities. This includes establishing collaborative partnerships with insurance providers, regulatory agencies, and law enforcement agencies, ensuring a seamless and coordinated approach in the event of a security incident. Recognizing the interdependence of our practices with service providers and vendors, we actively engage with our partners during the notification and investigation processes following a security incident. This collaborative effort is designed to foster complete visibility into the nature and scope of security risks and events, enabling a unified and effective response. In addition to incident response, the Company implements robust data protection measures, including encryption protocols, multi-factor authentication, and data loss prevention controls, to safeguard sensitive information. To ensure we can keep our operations running smoothly, we maintain and regularly test our business continuity and disaster recovery plans. These measures help minimize disruption and ensure a swift recovery in the event of a cybersecurity incident.
Our SIRP is dynamic and adaptable, evolving in tandem with the ever-changing cybersecurity landscape. By regularly updating and refining our response strategies, we remain prepared to confront emerging threats. The Company also maintains a cyber insurance policy as part of its overall risk management strategy to mitigate financial losses in the event of a cybersecurity incident.
As of the reporting period, the Company has not experienced any material cybersecurity events or incidents. Although third-party service providers have encountered cybersecurity events or incidents, these occurrences have not resulted in a material impact on our systems, computing environments, or data. In determining materiality, the Company evaluates factors such as potential financial loss, operational disruptions, regulatory implications, and reputational harm. The Company remains committed to enhancing its cybersecurity defenses through ongoing risk assessments, investment in technology, and adherence to industry best practices.
Governance
Our Board, supported by the ITBC and the ITSC, actively oversees our processes for management of cybersecurity risks and threats. The Board's responsibilities include the ongoing administration of the ISP, conducting an annual review, and granting approval. Regular reviews of reports by both the Board and the ITBC, submitted by the ITSC, ensure timely awareness of emerging concerns and facilitate continuous enhancements to our cybersecurity posture. In addition to governance oversight, the Board designates key roles crucial for effective cybersecurity management. This includes appointing the Information Security Officer ("ISO"), Chief Information Officer ("CIO"), and Chief Compliance Officer ("CCO"). The ISO and CIO roles are filled jointly by one individual, who has been with the organization for 20 years with over 25 years of experience in information technology. Our Chief Compliance Officer has been with the organization for over 37 years, with over 15 years of experience in compliance. These professionals bring diverse qualifications, certifications, and experience, ensuring a comprehensive approach to our information security initiatives. These qualifications and certifications include Certified Information Security Manager (CISM) and Certified Banking Security Manager (CBSM).
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
The ISO is responsible for reporting, at least annually, to the Board of Directors on the status of the ISP, including overall compliance, risk management, vendor management, audit and testing results, breaches and incidents, and recommended updates to the ISP. The Board also receives quarterly cybersecurity briefings that include updates on emerging threats, results of cybersecurity risk assessments, and the effectiveness of current controls. These discussions inform strategic decision-making and resource allocation for cybersecurity investments.

Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 12 full-service offices, all of which are owned by us, and one drive through facility used for existing customer transaction purposes only and one loan production office, both of which are leased.  As of December 31, 2024, the net book value of our real properties, including land, was $12.9 million.  See also Note 6 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.  In the opinion of management, the facilities are adequate and suitable for our current needs.  We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.
Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The Nasdaq Capital Market under the symbol "RMBI." There were approximately 434 shareholders of record of our common stock as of March 27, 2025.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2024, the Company paid cash dividends equal to $0.56 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1, 2024 - October 31, 2024	25,696	$13.05	25,696	581,106
November 1, 2024 - November 30, 2024	41,729	13.45	41,729	539,377
December 1, 2024 - December 31, 2024	66,433	14.63	66,433	472,944
	133,858	$13.95	133,858
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

•changes in the interest rate environment, including increases or decreases in the Federal Reserve benchmark rate and the duration of such changed levels;

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
•competitive pressures among depository institutions, including repricing and competitors' pricing initiatives, and their impact on our market position, loan, and deposit products;
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
•the potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
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
General
Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, direct financing leases, commercial and industrial loans, and loans secured by commercial and multi-family real estate. We also obtain funds by utilizing FHLB advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and agency and municipal bonds. Richmond Mutual Bancorporation's primary business activities are currently limited to one significant business segment, which is community banking.
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
At December 31, 2024, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans, $1.1 billion in deposits, and $132.9 million in stockholders’ equity.  First Bank Richmond’s risk-based capital ratio at December 31, 2024 was 14.2%, exceeding the 10.0% requirement for a well-capitalized institution.  For the year ended December 31, 2024, we reported net income of $9.4 million, compared with net income of $9.5 million for 2023.
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
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets as well as to further develop the Columbus, Ohio market through our loan production office. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million.  At December 31, 2024, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, totaled $816.5 million, or 69.5% of total loans and leases, with approximately $236.9 million of these loans, or 20.2% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit of $250,000 or more and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Core deposits represented 70.1% of our total deposits as of December 31, 2024.
Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our non-performing loans to total loans ratio was 0.58% at December 31, 2024.
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
Selected Consolidated Financial and Other Data
The Financial Condition Data and Operating Data as of and for the years ended December 31, 2024 and 2023 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2024	2023
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,504,875	$1,461,024
Loans and leases, net(1)	1,158,879	1,090,073
Securities available for sale, at fair value	258,192	282,688
Investment securities, at amortized cost	3,498	4,950
FHLB stock	13,907	12,647
Deposits	1,093,940	1,041,140
FHLB advances	265,000	271,000
Stockholders’ equity	132,872	134,860
_____________________
(1) Net of allowance for credit losses, loans in process and deferred loan fees.

	Years Ended December 31,
	2024	2023
	(In thousands)
Selected Operations Data:
Total interest income	$80,526	$67,410
Total interest expense	41,819	29,748
Net interest income	38,707	37,662
Provision for credit losses	550	532
Net interest income after provision for credit losses	38,157	37,130
Service charges on deposit accounts	1,239	1,115
Card fee income	1,237	1,259
Loan and lease servicing fees	463	448
Gain on loan and lease sales	555	518
Loss on sales of securities	(51)	—
Other income	1,315	1,271
Total non-interest income	4,758	4,611
Total non-interest expenses	32,052	30,738
Income before provision for income taxes	10,863	11,003
Provision for income taxes	1,486	1,516
Net income	$9,377	$9,487

	At or For the Years Ended December 31,
	2024	2023
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.63%	0.68%
Return on average equity (ratio of net income to average equity)	7.03%	7.36%
Yield on interest-earning assets	5.55%	4.98%
Rate paid on interest-bearing liabilities	3.37%	2.59%
Interest rate spread information:
Average during period	2.18%	2.39%
End of period	2.15%	2.27%
Net interest margin(1)	2.67%	2.78%
Operating expense to average total assets	2.15%	2.20%
Average interest-earning assets to average interest-bearing liabilities	116.96%	117.81%
Efficiency ratio(2)	73.74%	72.71%
Asset quality ratios:
Non-performing assets to total assets(3)	0.45%	0.56%
Non-performing loans and leases to total gross loans and leases(4)	0.58%	0.72%
Allowance for credit losses on loans and leases to non-performing loans and leases(4)	232.99%	195.80%
Allowance for credit losses on loans and leases to total gross loans and leases	1.34%	1.42%
Net charge-offs to average outstanding loans and leases during the period	0.13%	0.06%
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	12.98%	12.85%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	10.75%	10.64%
Tier 1 risk-based capital (to risk weighted assets)(5)	12.98%	12.85%
Total risk-based capital (to risk weighted assets)(5)	14.23%	14.10%
Equity to total assets at end of period	8.83%	9.23%
Average equity to average assets	8.93%	9.20%
Per share data:
Basic earnings per share	$0.93	$0.91
Diluted earnings per share	0.92	0.91
Cash dividends paid	0.56	0.56
Book value at year end	12.29	12.03
Tangible book value at year end (6)	12.29	12.03
Other data:
Number of full-service offices	12	12
Full-time equivalent employees	173	176
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

Financial Condition at December 31, 2024 Compared to December 31, 2023
General. Total assets increased $44.3 million, or 3.0%, to $1.5 billion at December 31, 2024 from December 31, 2023. The increase was driven by a $68.8 million, or 6.3%, increase in the loan and lease portfolio, net of allowance for credit losses on loans and leases, partially offset by a $25.9 million, or 9.0% decrease in investment securities. The increase in loans and leases was primarily funded by a $52.8 million, or 5.1%, increase in deposits.
Loans and Leases. Our loan and lease portfolio, net of allowance for credit losses on loans and leases, increased $68.8 million, or 6.3%, to $1.2 billion at December 31, 2024 from $1.1 billion at December 31, 2023. The majority of the growth occurred in multi-family loans which increased $47.1 million, or 33.9%, to $185.9 million, and in commercial real estate loans which increased $30.1 million, or 8.8%, to $371.7 million at December 31, 2024 compared to the prior year. We also experienced a $10.9 million, or 9.5%, increase in commercial and industrial loans, and a $16.4 million, or 9.5%, increase in residential real estate loans (including home equity lines of credit). Offsetting these increases were a $25.2 million, or 16.0%, decrease in construction and development loans, an $8.5 million, or 5.4%, decrease in direct financing leases, and a $2.0 million, or 8.8%, decrease in consumer loans.
The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for credit losses on loans and leases) as of the dates indicated.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage(1)	$172,644	14.69%	$162,123	14.65%
Home equity lines of credit	16,826	1.43	10,904	0.99
Multi-family	185,864	15.81	138,757	12.54
Commercial mortgage	371,705	31.63	341,633	30.87
Construction and development	132,570	11.28	157,805	14.26
Total real estate loans	879,609	74.84	811,222	73.31

Consumer loans	21,218	1.81	23,264	2.10

Commercial business loans and leases:

Commercial and industrial	126,367	10.75	115,428	10.43
Leases	148,102	12.60	156,598	14.15
Total commercial business loans and leases	274,469	23.35	272,026	24.58

Total loans and leases	1,175,296	100.00%	1,106,512	100.00%

Less:
Deferred fees and discounts	626		776
Allowance for credit losses on loans and leases	15,791		15,663
Total loans and leases, net	$1,158,879		$1,090,073
_____________________
(1)Includes $8.3 million and $6.4 million of loans secured by second mortgages on residential properties at December 31, 2024 and 2023, respectively.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases more than 90 days past due, totaled $6.8 million, or 0.58% of total loans and leases at December 31, 2024, compared to $8.0 million, or 0.72% of total loans and leases at December 31, 2023. The decrease in nonperforming loans and leases was primarily attributable to a $1.2 million decrease in commercial and industrial loans, primarily due to one loan of $1.2 million secured by business assets, previously nonaccruing, that was paid off in 2024. At December 31, 2024, our largest nonperforming loan was a $4.9 million nonaccrual commercial construction and development loan that is currently subject to litigation between the developer and other parties. At the time of origination, this loan had a loan to value ratio of 73%.
Allowance for Credit Losses. On January 1, 2023, the Company adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. The allowance for credit losses on loans and leases totaled $15.8 million, or 1.34% of total loans and leases outstanding at December 31, 2024, compared to $15.7 million, or 1.42%, of total loans and leases at December 31, 2023. Net charge-offs during 2024 were $1.5 million, compared to net charge-offs of $678,000 during 2023. The Company's allowance for credit losses on unfunded commitments, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $558,000 and $1.6 million at December 31, 2024 and December 31, 2023, respectively. The decrease in the allowance for credit losses on unfunded commitments was primarily due to lower unfunded loan commitments.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2024, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Investment Securities. Investment securities decreased $25.9 million, or 9.0%, to $261.7 million at December 31, 2024, from $287.6 million at December 31, 2023. The decrease was primarily due to maturities and paydowns of securities of $22.1 million, the sale of $6.9 million of available-for-sale securities, and a $3.5 million downward mark-to-market adjustment in the fair value of securities available for sale, partially offset by the purchase of $7.5 million of new securities.
Deposits. Total deposits increased $52.8 million, or 5.1%, to $1.1 billion at December 31, 2024 compared to December 31, 2023.  This increase was primarily due to an increase in savings and money-market accounts of $44.5 million, or 17.3%, as well as an increase in non-brokered time deposits of $40.3 million, or 16.2%. These increases were partially offset by a decrease of $20.8 million, or 7.8%, in demand deposit accounts, and an $11.3 million, or 4.2%, decrease in brokered time deposits. Management attributes the shift in funds from transaction accounts to retail certificates of deposit, which primarily occurred during the first nine months of 2024, to customers taking advantage of higher rates being paid on time deposits as a result of interest rate hikes instituted by the Federal Reserve. At December 31, 2024, brokered deposits equaled $257.6 million, or 23.5% of total deposits compared to $268.8 million, or 25.8% of total deposits at December 31, 2023. At December 31, 2024, noninterest-bearing deposits totaled $110.1 million, or 10.1% of total deposits, compared to $114.4 million, or 11.0%, of total deposits at December 31, 2023.
As of December 31, 2024, approximately $248.1 million of our deposit portfolio, or 22.7% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond’s regulatory reporting requirements.
Borrowings. Borrowings, consisting solely of FHLB advances, totaled $265.0 million at December 31, 2024, compared to $271.0 million at December 31, 2023.
Stockholders’ Equity. Stockholders’ equity totaled $132.9 million at December 31, 2024, a decrease of $2.0 million, or 1.5%, from December 31, 2023. The decrease in stockholders’ equity primarily was the result of the payment of $5.7 million in dividends to Company stockholders, the repurchase of $5.0 million of Company common stock, and an increase in Accumulated Other Comprehensive Loss ("AOCL") of $2.8 million, partially offset by net income of $9.4 million. The increase in AOCL was primarily due to reductions in mark-to-market values associated with our available for sale investment securities portfolio, due to increases in market interest rates. At December 31, 2024, the available for sale portfolio had a net unrealized loss of $58.0 million compared to a net unrealized loss of $54.5 million at December 31, 2023. The AOCL impact to equity, after tax effecting the unrealized loss, was $45.8 million at December 31, 2024, compared to $43.0 million at December 31, 2023. First Bank Richmond was considered “well-capitalized” as defined by all regulatory standards as of December 31, 2024.

Comparison of Results of Operations for the Years Ended December 31, 2024 and 2023
General. Net income totaled $9.4 million for 2024 compared to $9.5 million in 2023, a decrease of $109,000 or 1.2%. The decrease in net income was due to a $1.3 million, or 4.3%, increase in non-interest expense, partially offset by a $1.0 million, or 2.8%, increase in net interest income, a $147,000, or 3.2%, increase in non-interest income, and a $30,000, or 1.9%, decrease in income tax expense.
Interest Income. Total interest income for 2024 increased $13.1 million, or 19.5%, over 2023. The increase primarily was a result of a 57 basis point increase in the average yield on interest earning assets, alongside a $97.0 million increase in the average balance of interest earning assets. Interest earned on loans and leases increased $12.8 million, or 21.8%, due to a $101.5 million increase in the average balance of and a 62 basis point increase in the average yield earned on loans and leases. Interest earned on investment securities, excluding FHLB stock, decreased $332,000, or 4.6%, due to an $11.9 million decrease in the average balance of the portfolio. Dividends on FHLB stock increased $381,000, or 44.8%, during 2024 compared to the prior year. The average yield on FHLB stock during 2024 was 8.89%, up 97 basis points from 7.92% during the prior year, while the average balance of FHLB stock outstanding during 2024 was $13.9 million, up from $10.8 million during 2023. Interest on cash and cash equivalents increased $265,000 due to a 50 basis point increase in the average yield.
Interest Expense. Total interest expense increased $12.1 million, or 40.6%, to $41.8 million during 2024 compared to $29.7 million during 2023. The increase primarily was the result of an increase in the average rate paid on certificate of deposit accounts, savings and money market accounts, and borrowings and, to a lesser extent, an increase in average balance of certificate of deposit accounts and borrowings. The average rate paid on certificate of deposit accounts increased 89 basis points to 4.18% from 3.29% in 2023, while the average balance of certificate of deposit accounts increased $47.9 million, or 9.4%, to $557.2 million in 2024 compared to $509.3 million in 2023, resulting in a $6.5 million increase in interest expense. The average rate paid on savings and money market accounts increased 57 basis points to 2.39% from 1.82% in 2023, while the average balance of those accounts increased $11.4 million, or 4.2%, to $285.9 million in 2024 compared to $274.5 million in 2023, resulting in a $1.8 million increase in interest expense. The average balance of interest-bearing checking accounts decreased $6.1 million, or 4.1%, to $141.9 million in 2024 from $148.0 million in 2023, while the average rate paid on interest-bearing checking accounts increased 42 basis points to 1.13% in 2024 from 0.71% in 2023, resulting in a $555,000 increase in interest expense. Interest expense on borrowings, consisting solely of FHLB advances, increased $3.1 million, or 45.1%, due to a 75 basis point increase in the average rate paid to 3.93% in 2024 from 3.18% in 2023, and a $37.9 million, or 17.4%, increase in the average balance of borrowings to $256.0 million in 2024 from $218.0 million in 2023.
Net Interest Income. Net interest income before the provision for credit losses increased $1.0 million, or 2.8%, to $38.7 million in 2024 compared to $37.7 million in 2023, primarily due to growth in interest-earning assets, which more than offset the impact of a lower net interest margin. Our net interest margin in 2024 was 2.67%, a decrease of 11 basis points compared to 2023, as the rate paid on interest-bearing liabilities rose faster than the yield on interest-earning assets.
Between March 2022 and July 2023, in response to elevated inflation, the Federal Open Market Committee (“FOMC”) of the Federal Reserve increased interest rates by a total of 525 basis points, bringing the target range to 5.25% to 5.50%. On September 18, 2024, the FOMC reduced the target range to 4.75% to 5.00%, marking the first rate cut since March 2020. This was followed by additional reductions of 25 basis points in both November and December 2024, bringing the target range down to 4.25% to 4.50% as of year-end. These rate cuts were implemented in response to signs of economic softening, including a cooling labor market and moderating inflation. While interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields earlier in the year, these benefits were offset by the higher cost of interest-bearing deposit accounts and borrowings, which tend to reprice or reset faster than assets. The gradual rate reductions in late 2024 began to ease funding cost pressures; however, competitive deposit pricing and the lag in asset yield adjustments limited the immediate benefit to net interest income.
Provision for Credit Losses. The provision for credit losses in 2024 was $550,000, an $18,000, or 3.4%, increase compared to $532,000 in 2023. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. Net charge-offs during 2024 were $1.5 million, compared to net charge-offs of $678,000 in 2023. The allowance for credit losses on loans and leases as a percentage of the total loan and lease portfolio was 1.34% at year-end 2024, compared to 1.42% at year-end 2023. Net charge-offs in 2024 equaled 0.13% of total average loans and leases outstanding compared to net charge-offs of 0.06% of total average loans and leases outstanding in 2023.
Non-interest Income. Total non-interest income increased $147,000, or 3.2%, to $4.8 million for 2024 compared to $4.6 million for 2023.  The increase was primarily driven by an increase in service charges on deposit accounts of $124,000, or 11.1%, to $1.2 million in 2024 from $1.1 million in 2023, due to higher transaction activity and account maintenance fees, coupled with year-over-year deposit growth. Other income increased $45,000, or 3.5%, to $1.3 million in 2024 as compared to 2023, due to increased wealth management income. Net gains on loan and lease sales increased $37,000, or 7.1%, to $555,000 in 2024 as compared to 2023, due to increased mortgage banking activity resulting from a decrease in market interest rates during the second half of 2024 and improved housing inventory. Loan and lease servicing fees increased $15,000, or 3.4%, to $463,000 in 2024 as compared to 2023, due to increased mortgage originations. Partially offsetting these increases were net losses recognized on the sale of securities available-for-sale of $51,000, compared to no losses or gains recognized in 2023. In addition, card fee income decreased $22,000, or 1.7%, due to lower contract fees in 2024 as compared to 2023.
Non-interest Expenses. Total non-interest expense increased $1.3 million, or 4.3%, to $32.1 million during 2024 compared to 2023, primarily due to increases in salaries and employee benefits, deposit insurance expense, data processing fees, and legal and professional fees, partially offset by decreases in equipment expenses and other expenses.
Salaries and employee benefits increased $909,000, or 5.2%, to $18.3 million in 2024 from $17.4 million in 2023, primarily due to higher health insurance and compensation costs. Deposit insurance expense increased $367,000, or 31.6%, to $1.5 million in 2024 from $1.2 million in 2023, due to a change in our asset and deposit mix. Data processing fees increased $267,000, or 8.0%, to $3.6 million in 2024 from $3.3 million in 2023, primarily due to increased software and core provider expenses. Legal and professional fees increased $224,000, or 14.0%, to $1.8 million in 2024 from $1.6 million in 2023, primarily due to other professional service expenses related to auditing and internal process enhancements. Equipment expenses decreased $201,000, or 17.8%, to $927,000 in 2024 from $1.1 million in 2023, primarily due to reduced depreciation expense. Other expenses decreased $264,000, or 6.7%, to $3.7 million in 2024 from $3.9 million in 2023, primarily due to a decrease in loan closing expenses and reduced losses due to fraud.
Income Tax Expense. Income tax expense decreased $30,000 in 2024 compared to 2023.  This decrease in income tax expense was primarily due to pretax income decreasing $139,000, or 1.3%. The effective tax rate for the year ended 2024 was 13.7% compared to 13.8% in 2023.

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

	Years Ended December 31,
	2024			2023
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,145,973	$71,596	6.25%	$1,044,471	$58,794	5.63%
Securities	273,706	6,871	2.51%	285,600	7,203	2.52%
FHLB stock	13,863	1,232	8.89%	10,750	851	7.92%
Cash and cash equivalents and other	18,002	827	4.59%	13,728	562	4.09%
Total interest-earning assets	1,451,544	80,526	5.55%	1,354,549	67,410	4.98%
Non-earning assets	41,860			45,212
Total assets	1,493,404			1,399,761

Interest-bearing liabilities:
Savings and money market accounts	285,946	6,833	2.39%	274,497	4,989	1.82%
Interest-bearing checking accounts	141,902	1,609	1.13%	147,964	1,054	0.71%
Certificate accounts	557,216	23,309	4.18%	509,316	16,767	3.29%
Borrowings	255,969	10,068	3.93%	218,025	6,938	3.18%
Total interest-bearing liabilities	1,241,033	41,819	3.37%	1,149,802	29,748	2.59%
Noninterest-bearing demand deposits	105,356			107,192
Other liabilities	13,696			13,924
Stockholders' equity	133,319			128,843
Total liabilities and stockholders' equity	1,493,404			1,399,761

Net interest income		$38,707			$37,662
Net earning assets	$210,511			$204,747
Net interest rate spread(1)			2.18%			2.39%
Net interest margin(2)			2.67%			2.78%
Average interest-earning assets to average interest-bearing liabilities	116.96%			117.81%
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

	Years Ended December 31,
	2024 vs. 2023
	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$5,707	$7,095	$12,802
Securities	(305)	(27)	(332)
FHLB stock	247	134	381
Cash and cash equivalents and other	175	90	265

Total interest-earning assets	$5,824	$7,292	$13,116

Interest-bearing liabilities:
Savings and money market accounts	$209	$1,635	$1,844
Interest-bearing checking accounts	(43)	598	555
Certificate accounts	1,578	4,964	6,542
Borrowings	1,208	1,922	3,130

Total interest-bearing liabilities	$2,952	$9,119	$12,071

Change in net interest income			$1,045
Capital and Liquidity
Capital. Shareholders' equity totaled $132.9 million at December 31, 2024 and $134.9 million at December 31, 2023. In addition to net income of $9.4 million, other sources of capital during 2024 included $661,000 related to the allocation of ESOP shares during the year and $1.5 million related to stock-based compensation. Uses of capital during 2024 included $5.7 million of dividends paid on common stock, $5.0 million of stock repurchases, and an increase in AOCL of $2.8 million. The increase in AOCL primarily was due to the reduction in mark-to-market values associated with the Company's available-for-sale investment securities portfolio.
We paid regular quarterly cash dividends of $0.14 per common share during both 2024 and 2023. This equates to a dividend payout ratio of 60.8% in 2024 and 62.4% in 2023. We currently expect to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2025 at the current dividend rate of $0.14 per share, our average total dividend paid each quarter would be approximately $1.5 million based on the number of our current outstanding shares at December 31, 2024. The amount of dividends, if any, we may pay may be limited as more fully discussed in "Note 18: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Item 8 of this Form 10-K.

Stock Repurchase Plans. From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares that remained available for the repurchase at that date under the existing program, and extended the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, now set to expire on June 6, 2025.
As of December 31, 2024, the Company had approximately 472,944 shares available for repurchase under its existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
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
As of December 31, 2024, we had approximately $10.1 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of December 31, 2024, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $106.9 million. Furthermore, at December 31, 2024, we had approximately $179.7 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2024. These include payments related to (i) long-term borrowings (Note 11: Federal Home Loan Bank Advances), (ii) time deposits with stated maturity dates (Note 10: Deposits) and (iii) commitments to extend credit and standby letters of credit (Note 14: Commitments and Contingent Liabilities).
We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives for 2025, management does not expect cash expenditures for capital investment in premises and equipment to have a material effect on our liquidity, capital resources or operations.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. "Note 18: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Part II, Item 8 and "How We Are Regulated - Dividends" contained in Part I, Item I of this Form 10-K. At December 31, 2024, Richmond Mutual Bancorporation, on an unconsolidated basis, had $5.5 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.
Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks. At December 31, 2024, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0
Common equity tier 1 capital (to risk weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,471	10.7	61,579	4.0	76,974	5.0

As of December 31, 2023

Total risk-based capital (to risk weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%
Tier 1 risk-based capital (to risk weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0
Common equity tier 1 capital (to risk weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	159,409	10.6	59,931	4.0	74,914	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  At December 31, 2024, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2024, it would have exceeded all regulatory capital requirements.
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
The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$38,369	(0.86)%
+200	38,524	(0.46)
+100	38,586	(0.30)
Level	38,702	—
-100	38,963	0.67
-200	39,248	1.41
-300	39,602	2.33
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
The table below sets forth, as of December 31, 2024, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$99,472	$(43,245)	(30.30)%
+200	115,432	(27,285)	(19.12)
+100	127,778	(14,939)	(10.47)
Level	142,717	—	—
-100	157,523	14,806	10.37
-200	178,450	35,733	25.04
-300	191,163	48,446	33.95
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

Shareholders, Board of Directors, and Audit Committee
Richmond Mutual Bancorporation, Inc.
Richmond, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Leases – Qualitative Adjustments

As described in Note 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases (ACL) was approximately $15,791,000 as of December 31, 2024. The ACL is established for current expected credit losses on the Company's loan and lease portfolios.

The Company estimates expected future losses for the loan's entire contractual term, taking into account expected payments when appropriate. The ACL is an estimation based on management's evaluation of expected losses related to the Company's financial assets measured at amortized cost. It considers relevant available information from internal and external sources relating to the historical loss experience, current conditions and reasonable and supportable forecasts for the Company's outstanding loan and lease balances. The Company utilizes a cash flow analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans and leases based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the ACL. Qualitative adjustments are applied to each collectively segmented pool to appropriately capture differences in current or expected qualitative risk characteristics.

We identified the qualitative adjustments component of the ACL as a critical audit matter. The qualitative adjustments component involves a high degree of auditor subjectivity in evaluating management’s estimates, such as evaluating management’s assessment of economic conditions and other external factors used to determine the qualitative adjustments.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Gaining an understanding of controls over the qualitative adjustments used in the ACL calculation including controls addressing the:

•Determination of qualitative adjustments for each loan and lease segment.

•Completeness and accuracy of the inputs to the qualitative adjustments applied to each loan and lease segment in the ACL calculation.

•Substantively testing management's determination of the qualitative adjustments used in the ACL calculation, including:

•Testing management’s process for developing the qualitative adjustments, which included assessing the relevance and reliability of data used to develop the qualitative adjustments, and included evaluating management’s judgments and assumptions for reasonableness. Among other procedures, our evaluation considered evidence from internal and external sources.

•Performing a qualitative factor sensitivity analysis.

•Evaluating the qualitative adjustments for directional consistency, testing the qualitative adjustments for reasonableness, and obtaining evidence for significant changes.

•Testing the mathematical accuracy of the qualitative adjustments applied to the loan segments in the ACL calculation.

/s/ FORVIS MAZARS, LLP
Forvis Mazars, LLP

We have served as the Company’s auditor since at least 1982; however, an earlier year cannot be determined.
Indianapolis, Indiana
March 27, 2025

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023

	December 31, 2024	December 31, 2023

Assets
Cash and due from banks	$8,986,540	$8,578,489
Interest-bearing demand deposits	12,770,650	11,661,636
Cash and cash equivalents	21,757,190	20,240,125
Interest-bearing time deposits	300,000	—
Investment securities - available for sale	258,191,630	282,688,326
Investment securities - held to maturity	3,497,913	4,949,530
Loans held for sale	1,092,920	793,500
Loans and leases, net of allowance for credit losses of $15,790,885 and $15,663,153, respectively	1,158,879,008	1,090,073,198
Premises and equipment, net	12,922,028	13,311,892
Federal Home Loan Bank stock	13,907,100	12,647,100
Interest receivable	6,030,000	5,843,705
Mortgage-servicing rights	1,950,504	1,945,367
Cash surrender value of life insurance	3,856,494	3,764,929
Other assets	22,490,073	24,766,129

Total assets	$1,504,874,860	$1,461,023,801

Liabilities
Noninterest-bearing deposits	$110,105,973	$114,376,777
Interest-bearing deposits	983,833,884	926,763,134
Total deposits	1,093,939,857	1,041,139,911
Federal Home Loan Bank advances	265,000,000	271,000,000
Advances by borrowers for taxes and insurance	590,439	588,371
Interest payable	4,831,674	4,396,952
Other liabilities	7,641,130	9,038,991
Total liabilities	1,372,003,100	1,326,164,225

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,814,960 shares and 11,208,500 shares at December 31, 2024 and 2023, respectively	108,150	112,085
Additional paid-in capital	97,709,231	101,347,566
Retained earnings	91,582,986	87,902,747
Unearned employee stock ownership plan (ESOP)	(10,722,410)	(11,457,726)
Accumulated other comprehensive loss	(45,806,197)	(43,045,096)
Total stockholders' equity	132,871,760	134,859,576

Total liabilities and stockholders' equity	$1,504,874,860	$1,461,023,801

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
Years Ended December 31, 2024 and 2023

	2024	2023
Interest Income
Loans and leases	$71,596,350	$58,793,495
Investment securities	8,103,183	8,054,095
Other	826,661	562,323
Total interest income	80,526,194	67,409,913
Interest Expense
Deposits	31,750,966	22,809,866
Borrowings	10,068,067	6,937,656
Total interest expense	41,819,033	29,747,522
Net Interest Income	38,707,161	37,662,391
Provision for credit losses	550,265	531,974
Net Interest Income After Provision for Credit Losses	38,156,896	37,130,417
Non-interest Income
Service charges on deposit accounts	1,238,661	1,115,079
Card fee income	1,236,692	1,258,718
Loan and lease servicing fees, including mortgage servicing right impairment	463,337	448,027
Net loss on securities (includes $(50,698) and $0, respectively, related to accumulated other comprehensive loss reclassifications)	(50,698)	—
Net gains on loan and lease sales	554,546	517,883
Other income	1,315,614	1,271,072
Total non-interest income	4,758,152	4,610,779
Non-interest Expenses
Salaries and employee benefits	18,348,049	17,438,599
Net occupancy expenses	1,354,982	1,333,625
Equipment expenses	926,548	1,127,770
Data processing fees	3,615,221	3,348,543
Deposit insurance expense	1,530,500	1,163,060
Printing and office supplies	170,282	163,339
Legal and professional fees	1,822,092	1,598,453
Advertising expense	377,787	385,471
Bank service charges	230,410	204,161
Real estate owned expense	22,653	58,759
Other expenses	3,652,828	3,916,699
Total non-interest expenses	32,051,352	30,738,479
Income Before Income Tax Expense	10,863,696	11,002,717
Provision for income taxes (includes $(10,647) and $0, respectively, related to income tax expense from reclassification of items)	1,486,348	1,515,881
Net Income	$9,377,348	$9,486,836
Earnings Per Share
Basic	$0.93	$0.91
Diluted	$0.92	$0.91
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024 and 2023

	2024	2023

Net Income	$9,377,348	$9,486,836

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available-for-sale securities, net of tax benefit (expense) of $744,610 and $(1,782,629), respectively	(2,801,152)	6,706,079
Less: reclassification adjustment for realized losses included in net income, net of tax expense of $(10,647) and $0, respectively	(40,051)	—

Total Other Comprehensive (Loss) Income	(2,761,101)	6,706,079

Comprehensive Income	$6,616,247	$16,192,915
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2022	11,784,246	$117,842	$106,088,897	$88,122,052	$(12,193,043)	$(49,751,175)	$132,384,573
Impact of ASU 2016-13 adoption	—	—	—	(3,785,168)	—	—	(3,785,168)
Balances, January 1, 2023	11,784,246	117,842	106,088,897	84,336,884	(12,193,043)	(49,751,175)	128,599,405
Net income	—	—	—	9,486,836	—	—	9,486,836
Other comprehensive income, net of tax expense	—	—	—	—	—	6,706,079	6,706,079
ESOP shares earned	—	—	(123,772)	—	735,317	—	611,545
Stock based compensation	—	—	1,627,203	—	—	—	1,627,203
Common stock dividends ($0.56 per share)	—	—	—	(5,920,973)	—	—	(5,920,973)
Repurchase of common stock	(575,746)	(5,757)	(6,244,762)	—	—	—	(6,250,519)

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	9,377,348	—	—	9,377,348
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(2,761,101)	(2,761,101)
ESOP shares earned	—	—	(74,344)	—	735,316	—	660,972
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	1,474,062	—	—	—	1,474,062
Exercise of stock options[1]	1,952	20	(32)	—	—	—	(12)
Common stock dividends ($0.56 per share)	—	—	—	(5,697,109)	—	—	(5,697,109)
Repurchase of common stock	(395,092)	(3,951)	(5,038,025)	—	—	—	(5,041,976)

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
See Notes to Consolidated Financial Statements
1 The amount shown represents the number of shares issued in net-settled option transactions where some shares are netted from a portion of the exercises.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024 and 2023

	2024	2023

Operating Activities
Net income	$9,377,348	$9,486,836
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	550,265	531,974
Depreciation and amortization	850,244	975,813
Deferred income tax	158,285	641,148
Stock based compensation	1,474,062	1,627,203
Investment securities amortization, net	943,315	1,136,167
Net loss on sale of investment securities available for sale	50,698	—
Net gains on loan and lease sales	(554,546)	(517,883)
Loss on sale of real estate owned	7,050	4,042
Gain on sale of premises and equipment	(6,000)	(1,800)
Accretion of loan origination fees	(767,469)	(945,579)
Amortization of mortgage-servicing rights	192,807	213,891
ESOP shares expense	660,972	611,545
Increase in cash surrender value of life insurance	(91,565)	(90,430)
Loans originated for sale	(26,266,889)	(19,829,819)
Proceeds on loans sold	26,566,309	20,149,619
Net change in
Interest receivable	(186,295)	(1,133,224)
Other assets	2,757,010	(1,986,401)
Other liabilities	(1,397,861)	(1,786,506)
Interest payable	434,722	3,027,601
Net cash provided by operating activities	14,752,462	12,114,197

Investing Activities
Net change in interest-bearing time deposits	(300,000)	490,000
Purchases of securities available for sale	(7,501,450)	(11,242,380)
Proceeds from maturities and paydowns of securities available for sale	20,603,526	20,810,919
Proceeds from sales of securities available for sale	6,907,932	—
Proceeds from maturities and paydowns of securities held to maturity	1,449,228	1,718,044
Net change in loans	(68,868,279)	(131,955,234)
Proceeds from sales of real estate owned	125,109	963,871
Purchases of premises and equipment	(460,380)	(619,209)
Proceeds from sale of premises and equipment	6,000	1,800
Purchases of FHLB stock	(1,260,000)	(2,699,800)
Net cash used in investing activities	(49,298,314)	(122,531,989)

Financing Activities
Net change in
Demand and savings deposits	23,730,746	(21,513,087)
Certificates of deposit	29,069,200	57,392,228
Advances by borrowers for taxes and insurance	2,068	28,175
Proceeds from FHLB advances	288,500,000	541,500,000
Repayment of FHLB advances	(294,500,000)	(450,500,000)
Repurchase of common stock	(5,041,976)	(6,250,519)
Proceeds from stock option exercises	(12)	—
Dividends paid	(5,697,109)	(5,920,973)
Net cash provided by financing activities	36,062,917	114,735,824

Net Change in Cash and Cash Equivalents	1,517,065	4,318,032
Cash and Cash Equivalents, Beginning of Period	20,240,125	15,922,093
Cash and Cash Equivalents, End of Period	$21,757,190	$20,240,125

Additional Cash Flows and Supplementary Information
Interest paid	$41,384,311	$26,719,921
Income tax paid	(406,837)	2,050,000
Transfers from loans to other real estate owned	37,435	1,053,040

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023
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
First Bank, headquartered in Richmond, Indiana, is a state-chartered commercial bank. Established in 1887 as a mutual savings and loan, it became a federal mutual savings and loan in 1935, operating as First Federal Savings and Loan Association of Richmond. In 1993, the Bank operated as First Bank Richmond, S. B. after converting to a state-chartered mutual savings bank. It transitioned to a national bank charter in 1998 as part of a mutual holding company reorganization. In 2007, its holding company, Richmond Mutual Bancorporation-Delaware, acquired Mutual Federal Savings Bank in Sidney, Ohio. Mutual Federal operated independently until 2016, when it merged with First Bank Richmond to streamline operations. In 2017, the Bank converted to an Indiana state-chartered commercial bank and adopted the name First Bank Richmond, while continuing to operate in Ohio under the name Mutual Federal, a division of First Bank Richmond.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses.
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
The allowance for credit losses is evaluated on a regular basis by management and is maintained at a level believed to be adequate to absorb expected credit losses within the Company's loan and lease portfolio. In evaluating the allowance, management considers all relevant information available, from internal and external sources relating to historical experience, current conditions, and reasonable and supportable forecasts. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
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
The allowance for credit losses on pooled loans and leases is estimated based upon periodic review of the loan and lease portfolio. The Company utilizes a cash flow ("CF") model to estimate the portion of quantitative allowance reserve for collectively pooled loans and leases. CF models allow for effective incorporation of reasonable and supportable forecasts in a consistent manner. If inadequate information is available to perform CF modeling for a collective pool, the Company uses the Remaining Life Method ("RLM") as a substitute. The RLM uses periodic charge-off rates and applies those rates to the projected balances over the remaining life of the loan or lease.

Accrued interest receivable is excluded from the calculation of the allowance for credit losses, as the Company's policy is to write off accrued interest promptly when deemed uncollectible by reversing interest income.
Key inputs into the CF model include loan and lease-level information, such as the amortized cost basis of individual loans and leases, prepayment and curtailment rates for the collective pool, and forecasted loss drivers. The Company uses prepayment and curtailment rates based upon studies done using internal historical information, or benchmarked rates from external sources when the Company's own historical data is not sufficient. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss estimate and reverts to a long-run average of each considered factor. The Company develops its reasonable and supportable forecasts using economic data, such as gross domestic product and unemployment rate.
For all collectively pooled segments, qualitative adjustments are applied to capture differences in current or expected qualitative risk characteristics. In assessing estimated credit losses, management considers any changes in the following factors and how they relate to the Company's current lending environment: (i) lending policies, procedures, and strategies, (ii) the nature and volume of the portfolio, (iii) international, national, regional, and local conditions, (iv) the experience, depth, and ability of lending management, (v) the volume and severity of past due loans, (vi) the quality of the loan and lease review system, (vii) the underlying collateral, (viii) concentration risk, and (ix) the effect of other external factors.
Loans and leases with different risk characteristics are individually evaluated for potential credit losses and assigned individual reserves. These individually evaluated loans and leases are removed from the pools and are not included in the collective evaluation. Individually analyzed loans and leases may be identified due to current information and events, such as non-accrual status, delinquency status or history, or other potential identifiers impacting the collectability of the loan or lease. Individual reserves are determined at the loan- or lease-level based on an analysis of the expected future cash flows, the fair value of the collateral less costs to sell, or observable market value.
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
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2024 and 2023.
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
Share Based Compensation - At December 31, 2024, the Company had share-based compensation plans, which are described more fully in Note 15. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $594,000 and $653,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the years ended December 31, 2024 and 2023, respectively. The Company has recorded approximately $880,000 and $974,000 in compensation expense relating to the vesting restricted stock awards for the years ended December 31, 2024 and 2023, respectively.
Advertising Expense - The Company's advertising costs are expensed as incurred.

Note 2:    Accounting Pronouncements
The Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012, introduced various changes to federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company” ("EGC"). The Company previously qualified as and elected to be an EGC under the JOBS Act. As an EGC, the Company elected to comply with new or amended accounting pronouncements in the same manner as a private company, an election that had to be made when the Company first filed a registration statement and remained irrevocable while the Company maintained EGC status. However, the Company no longer qualifies as an EGC as of December 31, 2024, and going forward, it will be required to comply with new or amended accounting pronouncements applicable to public companies.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about significant expenses for their reportable segments on both an interim and annual basis. Public entities must disclose significant expense categories and amounts for each reportable segment, which are derived from expenses regularly reported to the entity’s chief operating decision-maker (CODM) and included in the segment's reported measures of profit or loss. Additionally, public entities must disclose the title and position of the CODM and explain how the CODM uses these measures to assess segment performance. The ASU also mandates certain segment-related interim disclosures that were previously required only on an annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU on January 1, 2024. Adoption of ASU No. 2023-07 did not have a material impact on the Company’s consolidated financial statements.
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

Note 3:    Restriction on Cash and Due From Banks
At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $29,755. The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $10,268,000 at December 31, 2024.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on the Company's cash and cash equivalents for December 31, 2024.
Note 4:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,159	$2	$—	$3,161
SBA Pools	4,243	—	543	3,700
Federal agencies	15,000	—	1,666	13,334
State and municipal obligations	162,524	1	32,166	130,359
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	119,748	5	21,440	98,313
Corporate obligations	11,500	—	2,175	9,325
	316,174	8	57,990	258,192
Held to maturity
State and municipal obligations	3,498	8	85	3,421
	3,498	8	85	3,421

Total investment securities	$319,672	$16	$58,075	$261,613

	2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$2,996	$—	$20	$2,976
SBA Pools	5,337	—	565	4,772
Federal agencies	15,000	—	1,847	13,153
State and municipal obligations	169,118	16	27,688	141,446
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	133,223	62	21,804	111,481
Corporate obligations	11,500	—	2,640	8,860
	337,174	78	54,564	282,688
Held to maturity
State and municipal obligations	4,950	13	42	4,921
	4,950	13	42	4,921

Total investment securities	$342,124	$91	$54,606	$287,609

The amortized cost and fair value of investment securities at December 31, 2024, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$5,033	$5,022	$470	$470
After one to five years	24,973	23,244	1,968	1,950
After five to ten years	41,543	36,574	450	442
After ten years	124,877	95,039	610	559
	196,426	159,879	3,498	3,421
Mortgage-backed securities –GSE residential	119,748	98,313	—	—

Totals	$316,174	$258,192	$3,498	$3,421
Investment securities with a carrying value of $109,909,000 and $162,430,000 were pledged at December 31, 2024 and 2023, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of investment securities available for sale for the year ended December 31, 2024 were $6,908,000. Gross losses recognized on the sale of investment securities available for sale for the year ended December 31, 2024 were $71,000. Gross gains on the sale of investment securities available for sale were $20,000 for the year ended December 31, 2024. There were no sales of investment securities available for sale for the year ended December 31, 2023.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost.  Total fair value of these investments at December 31, 2024 and 2023 was $255,749,000 and $279,852,000, respectively, which is approximately 98% and 97% of the fair value of the Company’s available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider investment securities available for sale with unrealized losses to be experiencing credit losses at December 31, 2024 and 2023. Management considers it more likely than not that the Company will not be required to sell these investment securities before recovery of the amortized cost basis, which may be the maturity date of the securities.
Investment securities held to maturity are financial assets measured at amortized cost. With the adoption of CECL, investment securities held to maturity are required to have an established allowance for credit losses that represents the portion of the amortized cost basis of a financial asset that is not expected to be collectable. The Company estimates expected credit losses on a collective basis by security type, with consideration given to historical information, credit ratings, and the statistical probability of future losses.
The Company monitors the credit quality of investment securities held to maturity using credit ratings quarterly. As of December 31, 2024 and 2023, there was no allowance for credit losses recognized on the Company's investment securities held to maturity portfolio.

The following table summarizes the amortized cost of investment securities held to maturity by credit quality indicator as of December 31, 2024 and 2023:

	State and municipal obligations
	2024	2023
AA+	$483	$1,262
AA-	295	585
A+	605	815
BBB+	—	81
Not rated	2,115	2,207

	$3,498	$4,950
Accrued interest receivable for held to maturity securities was $52,000 and $63,000 at December 31, 2024 and 2023, respectively. The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	2024
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$454	$1	$2,991	$542	$3,445	$543
Federal agencies	—	—	13,334	1,666	13,334	1,666
State and municipal obligations	1,578	17	127,705	32,149	129,283	32,166
Mortgage-backed securities – GSE residential	1,045	10	96,296	21,430	97,341	21,440
Corporate obligations	—	—	9,324	2,175	9,324	2,175
Total available-for-sale	3,077	28	249,650	57,962	252,727	57,990

Held to maturity
State and municipal obligations	1,253	12	1,769	73	3,022	85

Total	$4,330	$40	$251,419	$58,035	$255,749	$58,075

	2023
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. treasury securities	$489	$4	$2,487	$16	$2,976	$20
SBA Pools	329	—	4,410	565	4,739	565
Federal agencies	—	—	13,153	1,847	13,153	1,847
State and municipal obligations	1,565	21	137,119	27,667	138,684	27,688
Mortgage-backed securities – GSE residential	3,458	139	104,581	21,665	108,039	21,804
Corporate obligations	—	—	8,860	2,640	8,860	2,640
Total available-for-sale	5,841	164	270,610	54,400	276,451	54,564

Held to maturity
State and municipal obligations	849	3	2,552	39	3,401	42

Total	$6,690	$167	$273,162	$54,439	$279,852	$54,606

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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 5:    Loans, Leases and Allowance
Categories of loans and leases at December 31, 2024 and 2023 include:

	2024	2023
Commercial mortgage	$371,705	$341,633
Commercial and industrial	126,367	115,428
Construction and development	132,570	157,805
Multi-family	185,864	138,757
Residential mortgage	172,644	162,123
Home equity lines of credit	16,826	10,904
Leases	148,102	156,598
Consumer	21,218	23,264
	1,175,296	1,106,512
Less
Allowance for credit losses	15,791	15,663
Deferred loan fees	626	776

	$1,158,879	$1,090,073

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
Residential, Home Equity, and Consumer
Residential, home equity, and consumer loans consist of three segments - residential mortgage loans, including brokered mortgage loans, home equity lines of credit, and personal loans. For residential mortgage loans that are secured by 1-4 family residences and are generally owner-occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. Consumer personal loans are secured by consumer personal assets, such as automobiles or recreational vehicles. Some consumer personal loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category, payment activity, and origination year as of December 31, 2024 and 2023:

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2024:
Commercial mortgage
Pass	$22,469	$40,634	$82,254	$65,852	$31,382	$90,763	$33,393	$366,747
Substandard	—	—	—	234	4,724	—	—	4,958
Total Commercial mortgage	22,469	40,634	82,254	66,086	36,106	90,763	33,393	371,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,197	28,998	9,866	11,111	2,703	9,648	44,026	124,549
Substandard	—	—	282	—	—	35	1,501	1,818
Total Commercial and industrial	18,197	28,998	10,148	11,111	2,703	9,683	45,527	126,367
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	20,811	44,837	43,691	18,185	30	116	—	127,670
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,811	44,837	43,691	18,185	30	5,016	—	132,570
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,252	3,789	61,936	50,178	6,195	24,845	26,751	180,946
Special Mention	—	—	—	1,461	3,457	—	—	4,918
Total Multi-family	7,252	3,789	61,936	51,639	9,652	24,845	26,751	185,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	22,614	33,949	28,498	28,302	16,239	39,174	2,513	171,289
Substandard	—	35	—	450	—	870	—	1,355
Total Residential mortgage	22,614	33,984	28,498	28,752	16,239	40,044	2,513	172,644
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity lines of credit
Pass	18	198	—	57	—	—	16,539	16,812
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	18	198	—	57	—	—	16,553	16,826
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	53,286	53,601	25,447	11,381	3,336	329	—	147,380
Substandard	127	318	175	40	28	—	—	688
Doubtful	—	9	—	7	18	—	—	34
Total Direct financing leases	53,413	53,928	25,622	11,428	3,382	329	—	148,102
Current period gross charge-offs	—	741	592	325	72	1	—	1,731
Consumer
Pass	6,807	6,272	5,200	2,088	438	314	—	21,119
Substandard	—	3	47	49	—	—	—	99
Total Consumer	6,807	6,275	5,247	2,137	438	314	—	21,218
Current period gross charge-offs	47	89	114	32	—	3	—	285

Total Loans and Leases	$151,581	$212,643	$257,396	$189,395	$68,550	$170,994	$124,737	$1,175,296
Total current period gross charge-offs	$47	$830	$706	$357	$72	$30	$—	$2,042

	2023	2022	2021	2020	2019	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2023:
Commercial mortgage
Pass	$31,795	$83,567	$69,863	$33,226	$45,746	$60,563	$11,495	$336,255
Special Mention	—	—	—	4,850	—	—	—	4,850
Substandard	—	—	—	—	—	528	—	528
Total Commercial mortgage	31,795	83,567	69,863	38,076	45,746	61,091	11,495	341,633
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	38,721	13,509	13,390	4,348	1,727	9,430	30,287	111,412
Substandard	—	—	—	10	—	138	3,868	4,016
Total Commercial and industrial	38,721	13,509	13,390	4,358	1,727	9,568	34,155	115,428
Current period gross charge-offs	—	58	—	—	—	—	—	58
Construction and development
Pass	36,868	81,715	30,383	2,981	111	847	—	152,905
Substandard	—	—	—	—	4,900	—	—	4,900
Total Construction and development	36,868	81,715	30,383	2,981	5,011	847	—	157,805
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Total Multi-family	4,443	39,271	37,422	6,383	7,291	18,400	25,547	138,757
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	31,352	31,447	35,174	17,651	8,812	36,118	216	160,770
Substandard	—	—	—	—	92	1,261	—	1,353
Total Residential mortgage	31,352	31,447	35,174	17,651	8,904	37,379	216	162,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity lines of credit
Pass	—	—	282	—	—	—	10,597	10,879
Substandard	—	—	—	—	—	—	25	25
Total Home equity lines of credit	—	—	282	—	—	—	10,622	10,904
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	76,018	41,838	24,675	10,264	2,895	462	—	156,152
Substandard	80	184	80	21	—	—	—	365
Doubtful	79	—	—	—	2	—	—	81
Total Direct financing leases	76,177	42,022	24,755	10,285	2,897	462	—	156,598
Current period gross charge-offs	105	276	459	85	11	1	—	937
Consumer
Pass	9,775	8,223	3,713	840	358	279	—	23,188
Substandard	35	17	15	—	9	—	—	76
Total Consumer	9,810	8,240	3,728	840	367	279	—	23,264
Current period gross charge-offs	39	69	75	25	7	—	—	215

Total Loans and Leases	$229,166	$299,771	$214,997	$80,574	$71,943	$128,026	$82,035	$1,106,512
Total current period gross charge-offs	$144	$403	$534	$110	$18	$1	$—	$1,210

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2024 and 2023:

	2024
	Delinquent Loans					Total Portfolio Loans	Total Accruing Loans 90 Days or More Past Due
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$101	$216	$—	$317	$371,388	$371,705	$—
Commercial and industrial	419	—	—	419	125,948	126,367	—
Construction and development	429	240	4,900	5,569	127,001	132,570	—
Multi-family	—	—	—	—	185,864	185,864	—
Residential mortgage	781	540	1,356	2,677	169,967	172,644	1,261
Home equity lines of credit	11	58	14	83	16,743	16,826	14
Leases	673	362	340	1,375	146,727	148,102	340
Consumer	108	183	99	390	20,828	21,218	99

Totals	$2,522	$1,599	$6,709	$10,830	$1,164,466	$1,175,296	$1,714

	2023
	Delinquent Loans					Total Portfolio Loans	Total Accruing Loans 90 Days or More Past Due
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$—	$—	$—	$—	$341,633	$341,633	$—
Commercial and industrial	136	—	—	136	115,292	115,428	—
Construction and development	—	75	4,900	4,975	152,830	157,805	—
Multi-family	—	—	—	—	138,757	138,757	—
Residential mortgage	688	306	1,379	2,373	159,750	162,123	1,278
Home equity lines of credit	463	—	25	488	10,416	10,904	25
Leases	452	236	296	984	155,614	156,598	296
Consumer	292	148	76	516	22,748	23,264	76

Totals	$2,031	$765	$6,676	$9,472	$1,097,040	$1,106,512	$1,675

The following table presents information on the Company's nonaccrual loans and leases at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$35	$—	$1,241	$1,202
Construction and development	4,900	—	4,900	—
Residential mortgage	94	94	101	101
Direct financing leases	34	34	82	82
Total nonaccrual loans and leases	$5,063	$128	$6,324	$1,385

During the years ended December 31, 2024 and 2023, the Company recognized $5,000 and $57,000, respectively, of interest income on nonaccrual loans and leases.
The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses, at the dates indicated:

	December 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$4,724	$—	$—	$—	$4,724	$—
Commercial and industrial	—	—	—	1,501	1,501	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,461	—	—	1,461	—
Residential mortgage	—	—	143	—	143	—
Total	$9,624	$1,461	$143	$1,501	$12,729	$1,000

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$5,377	$—	$—	$5,377	$—
Commercial and industrial	—	—	3,868	3,868	—
Construction and development	4,900	—	—	4,900	1,000
Residential mortgage	—	152	—	152	—
Total	$10,277	$152	$3,868	$14,297	$1,000

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
During the year ended December 31, 2024, the Company modified two residential mortgage loans, both involving term extensions, to borrowers experiencing financial difficulty. The total amortized cost basis of the loans modified at December 31, 2024 was $168,000. For the year ended December 31, 2024, loan and lease modifications to borrowers experiencing financial difficulty resulted in a weighted average term extension of 20 months for the modified loans. During the year ended December 31, 2023, the Company had no new loan or lease modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the years ended December 31, 2024 and 2023 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Other Real Estate Owned
At December 31, 2024 and 2023, the balance of real estate owned included $37,000 and $136,000, respectively, of foreclosed real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2024 and 2023, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $275,000 and $470,000, respectively.

Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	December 31, 2024	December 31, 2023
Total minimum lease payments to be received	$168,934	$177,952
Initial direct costs	9,360	9,702
	178,294	187,654
Less: Unearned income	(30,192)	(31,056)
Net investment in direct finance leases	$148,102	$156,598

The following summarizes the future minimum lease payments receivable subsequent to December 31, 2024:

2025	$64,503
2026	49,516
2027	32,639
2028	17,021
2029	4,979
Thereafter	276
$168,934

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
The Company utilizes a CF analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans and leases based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the allowance is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the allowance.
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses, as it is the Company's policy to write off accrued interest in a timely manner as it is deemed uncollectible by reversing interest income. Accrued interest receivable totaled $4.1 million and $3.8 million at December 31, 2024 and 2023, respectively.
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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the years ended December 31, 2024 and 2023:

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, December 31, 2024

Commercial mortgage	$4,655	$(169)	$—	$—	$4,486
Commercial and industrial	1,281	138	(16)	80	1,483
Construction and development	3,883	(1,640)	—	—	2,243
Multi-family	1,789	871	—	—	2,660
Residential mortgage	1,681	225	(10)	14	1,910
Home equity	102	82	—	—	184
Direct financing leases	1,955	1,942	(1,731)	303	2,469
Consumer	317	185	(285)	139	356
Total	$15,663	$1,634	$(2,042)	$536	$15,791

	Balances, December 31, 2022	Impact of adopting ASC 326	Balances, January 1, 2023 Post-ASC 326 adoption	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, December 31, 2023

Commercial mortgage	$4,776	$(395)	$4,381	$261	$—	$13	$4,655
Commercial and industrial	1,291	360	1,651	(390)	(58)	78	1,281
Construction and development	2,855	784	3,639	244	—	—	3,883
Multi-family	1,955	(99)	1,856	(67)	—	—	1,789
Residential mortgage	76	1,439	1,515	129	—	37	1,681
Home equity	23	89	112	(10)	—	—	102
Direct financing leases	1,196	422	1,618	925	(937)	349	1,955
Consumer	241	64	305	172	(215)	55	317
Total	$12,413	$2,664	$15,077	$1,264	$(1,210)	$532	$15,663

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 69.5% and 68.1% of our portfolio as of December 31, 2024 and 2023, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 68.9% and 74.1% of our total allowance at December 31, 2024 and 2023, respectively.

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
As of December 31, 2024, the primary economic factors affecting the Company's loan and lease portfolio are persistent inflation, higher interest rates, a weakened economic growth and unemployment outlook, and continuing geopolitical risk. These key factors will continue to adversely impact the Company's loan and lease portfolio for the near future.

The Company remains committed to three growth market regions: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans. Their respective forecasts are described below:
•Columbus, Ohio - The market region continues to forecast overall estimated job growth for the first half of 2025. Recent construction on a new and expanded terminal at John Glenn Columbus International Airport could potentially impact the trajectory of the local market.
•Cincinnati/Dayton/Springfield, Ohio - The economic outlook for this market region for the first half of 2025 continues to remain positive. The Cincinnati/Northern Kentucky International Airport is the fastest-growing U.S. airport on a year-over-year basis. The region's unemployment rate was slightly lower than the national unemployment rate during the fourth quarter of 2024.
•Indianapolis, Indiana - The market region experienced continuous and balanced economic growth throughout 2024. The expectations for the first half of 2025 are consistent with 2024 results. Expectations are driven primarily by an expanding labor market, retail sales growth, and increasing median household incomes.
Future potential economic volatility may have a significant impact on the Company's loan and lease portfolio, specifically the allowance for credit losses. There are a myriad of potential outcomes, and the variances may be significant and unpredictable. As a result, the Company's future estimates may fluctuate during 2025.

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
The following table details activity in the allowance for credit losses on unfunded commitments during the year ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Beginning balance	$1,642	$—
Impact of adopting ASC 326	—	2,374
Reversal of provision for credit losses	(1,084)	(732)
Ending balance	$558	$1,642

Note 6:    Premises and Equipment

	2024	2023
Cost
Land	$3,061	$3,061
Buildings	15,705	15,681
Furniture and equipment	8,153	7,666
Computer software	1,211	1,197
Construction in progress	506	594
Total cost	28,636	28,199
Accumulated depreciation and amortization	(15,714)	(14,887)

Net	$12,922	$13,312

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

Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2024 and 2023:

	2024	2023

Operating lease assets	$393	$450
Total lease ROU assets	$393	$450

Operating lease liabilities	$404	$457
Total lease liabilities	$404	$457

Weighted average remaining lease term (years)
Operating leases	6.2	7.2
Weighted average discount rate
Operating leases	3.37%	3.37%
The table below presents the components of lease expense for the years ended December 31, 2024 and 2023:

	2024	2023

Lease cost:
Operating lease cost	$92	$90
Total lease cost:	$92	$90

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities
2025	$70
2026	72
2027	73
2028	73
2029	59
Thereafter	105
Total lease payments	$452
Less: Present value discount	48
Present value of lease liabilities	$404

Note 8:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled $226,528,000 and $222,217,000 at December 31, 2024 and 2023, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2024 and 2023 totaled approximately $2,559,000 and $2,482,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2024	2023
Servicing Rights
Balances, beginning of period	$1,945	$2,012
Servicing rights capitalized	198	147
Amortization of servicing rights	(192)	(214)
Balances, end of period	$1,951	$1,945

Note 9:    Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At December 31, 2024 and 2023, the balance of these investments in LIHTC totaled $951,000 and $1.1 million, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheet. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Amortization expense	$178	$184
Tax credits recognized	184	191

Note 10:    Deposits

	2024	2023
Demand deposits	$434,228	$405,338
Savings deposits	112,499	117,659
Brokered certificates	257,587	268,838
Certificates and other time deposits greater than $250,000	67,493	55,710
Other certificates and time deposits	222,133	193,595
	$1,093,940	$1,041,140

Certificates and other time deposits maturing in years ending December 31:

2025	$366,777
2026	138,037
2027	27,706
2028	10,835
2029	2,094
Thereafter	1,764
$547,213

Note 11:    Federal Home Loan Bank Advances
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 0.61% to 5.33%.
The maturities of FHLB advances at December 31, 2024 were as follows:

FHLB Advances

2025	$125,000
2026	74,000
2027	23,000
2028	16,000
2029	7,000
Thereafter	20,000
$265,000
First mortgage loans and investment securities totaling $539,251,000 and $521,564,000 were pledged as collateral for FHLB advances at December 31, 2024 and 2023, respectively.  Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $42,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date.  The adjustable rate would be for the remaining term at a predetermined rate based on the Secured Overnight Financing Rate, or SOFR.  If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.
The Bank has an available line of credit with the FHLB totaling $10,000,000.  The line of credit expires April 2025, renews annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2024, the current interest rate was 4.67%.  There were no amounts outstanding on the line at December 31, 2024 or 2023.

Note 12:    Income Tax

	2024	2023
Income tax expense (benefit)
Currently payable
Federal	$1,328	$877
State	—	(2)
Deferred
Federal	250	538
State	(92)	103

Total income tax expense	$1,486	$1,516

Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$2,281	$2,311
Tax-exempt interest	(672)	(694)
Effect of state income taxes	(92)	80
ESOP	(92)	(26)
Cash surrender value - life insurance	(19)	(19)
Low income housing tax credit	(30)	(30)
Small insurance captive premiums	(183)	(218)
Stock compensation	11	51
Carryforward attribute expiration	407	—
Other	(125)	61

Actual tax expense	$1,486	$1,516

A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:

	2024	2023
Assets
Allowance for credit losses	$3,816	$4,039
Net operating loss carryforward	254	184
Nonaccrual interest	28	39
Investment basis	4	4
Deferred compensation	498	492
Stock compensation	431	333
ESOP	328	—
Unrealized loss on securities available for sale	12,176	11,442
Charitable contributions	4	549
Other	441	493
Total assets	17,980	17,575

Liabilities
FHLB stock dividend	166	166
Fixed assets	1	138
Mortgage-servicing rights	455	454
Prepaid assets	507	529
Other	92	105
Total liabilities	1,221	1,392

Net deferred tax asset	$16,759	$16,183

As of December 31, 2024, the Company had approximately $20,000 of federal charitable contribution carryforwards, which will expire in 2026, and state net operating loss carryforwards of $5.1 million, which will begin to expire in 2041.
At December 31, 2024 and 2023, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income.  Therefore, no valuation reserve was recorded at December 31, 2024 and 2023.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.
Note 13:    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	2024	2023
Net unrealized loss on available for sale securities	$(57,982)	$(54,486)
Tax benefit	12,176	11,441
Net-of-tax amount	$(45,806)	$(43,045)

Note 14:    Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk as of December 31, 2024 and 2023, were as follows:

	2024	2023

Commitments to extend credit	$126,239	$190,274
Standby letters of credit	$1,642	$2,410
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
Note 15:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants. The Company’s expense for the plan was $276,000 and $237,000 for the years ended December 31, 2024 and 2023, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share in the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement.  Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense.  Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $10,722,000 and $11,458,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at December 31, 2024 and 2023, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the years ended December 31, 2024 and 2023 was $661,000 and $612,000, respectively.

	December 31, 2024	December 31, 2023

Earned ESOP shares	293,095	238,988
Unearned ESOP shares	789,035	843,142
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$14.15	$11.51
Fair value of earned shares (in thousands)	$4,147	$2,751
Fair value of unearned shares (in thousands)	$11,165	$9,705

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
The following table summarizes the restricted stock awards activity in the 2020 EIP for the year ended December 31, 2024.

	Year Ended December 31, 2024
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	167,158	$10.56
Granted	—	—
Vested	(83,379)	10.55
Forfeited	(400)	13.86
Non-vested, end of year	83,379	$10.55
Total compensation cost recognized in the income statement for restricted stock awards during 2024 and 2023 was $880,000 and $974,000, respectively, and the related tax benefit recognized was $185,000 and $205,000, respectively. As of December 31, 2024, unrecognized compensation expense related to restricted stock awards was $434,000.

Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 shares of common stock under the 2020 EIP with an exercise price $10.53 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of the Company's common stock on the date of the grant, to eligible participants. The options awarded vest in five equal annual installments with the first vesting occurring on June 30, 2021. Forfeited options may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030. A net-settle stock option exercise allows the option holder to pay the exercise price by withholding a portion of the shares that would otherwise be delivered upon a cash exercise of the option. The withheld shares are then canceled and are no longer available for future grants.
The following table summarizes the stock option activity in the 2020 EIP during the year ended December 31, 2024.

	2024
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,050,961	$10.56
Exercised	(16,232)	10.53
Forfeited/expired	(18,232)	10.90
Balance at end of year	1,016,497	10.55
Exercisable at end of year	812,401	$10.55

The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

April 1, 2021

Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years
A summary of the status of the Company stock option shares as of December 31, 2024 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	408,992	$2.91
Vested	(204,096)	2.91
Forfeited	(800)	3.02
Non-vested, end of year	204,096	$2.91
Total compensation cost recognized in the income statement for option-based payment arrangements during 2024 and 2023 was $594,000 and $653,000, and the related tax benefit recognized was $64,000 and $76,000, respectively. As of December 31, 2024, unrecognized compensation expense related to the stock option awards was $293,000.

Note 16:    Earnings Per Share
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

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Net income	$9,377	$9,487
Shares outstanding for Basic EPS:
Average shares outstanding	11,028,029	11,487,615
Less: average restricted stock award shares not vested	124,747	214,813
Less: average unearned ESOP Shares	822,631	876,680
Shares outstanding for Basic EPS	10,080,651	10,396,122

Additional Dilutive Shares	148,061	54,489

Shares outstanding for Diluted EPS	10,228,712	10,450,611

Basic EPS	$0.93	$0.91
Diluted EPS	$0.92	$0.91

Note 17:    Dividend and Capital Restrictions
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable period.  The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as discussed in Note 18.

Note 18:    Regulatory Capital
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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2024, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2024, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.
First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Total capital (to risk-weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%

Tier I capital (to risk-weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0

Common Equity Tier I capital (to risk-weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5

Tier I leverage capital (to average assets)	165,471	10.7	61,579	4.0	76,974	5.0

As of December 31, 2023
Total capital (to risk-weighted assets)	$174,938	14.1%	$99,247	8.0%	$124,059	10.0%

Tier I capital (to risk-weighted assets)	159,409	12.8	74,435	6.0	99,247	8.0

Common Equity Tier I capital (to risk-weighted assets)	159,409	12.8	55,826	4.5	80,638	6.5

Tier I leverage capital (to average assets)	159,409	10.6	59,931	4.0	74,914	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including share repurchases, dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% of total risk weighted assets at both December 31, 2024 and December 31, 2023. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
Note 19:    Related Party Transactions
The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers.  The aggregate amount of loans to such related parties at December 31, 2024 and 2023 was approximately $8,557,000 and $8,624,000, respectively.

Annual activity consisted of the following:

	2024	2023

Balance, beginning of the year	$8,624	$7,988
New loans	419	1,161
Change in composition	—	—
Repayments	(486)	(525)
Balance, end of the year	$8,557	$8,624
Deposits from related parties held by the Company at December 31, 2024 and 2023 totaled $3,837,000 and $2,702,000, respectively.
Note 20:    Fair Values of Financial Instruments
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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale securities
U.S. Treasury securities	$3,161	$3,161	$—	$—
SBA Pools	3,700	—	3,700	—
Federal agencies	13,334	—	13,334	—
State and municipal obligations	130,359	—	130,359	—
Mortgage-backed securities - GSE residential	98,313	—	98,313	—
Corporate obligations	9,325	—	9,325	—
	$258,192	$3,161	$255,031	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Available-for-sale securities
U.S. Treasury securities	$2,976	$2,976	$—	$—
SBA Pools	4,772	—	4,772	—
Federal agencies	13,153	—	13,153	—
State and municipal obligations	141,446	—	141,446	—
Mortgage-backed securities - GSE residential	111,481	—	111,481	—
Corporate obligations	8,860	—	8,860	—
	$282,688	$2,976	$279,712	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.  There have been no significant changes in the valuation techniques during the year ended December 31, 2024.
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
Nonrecurring Measurements
As of December 31, 2024 and 2023, there were no assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets
Cash and cash equivalents	$21,757	$21,757	$—	$—
Interest-earning time deposits	300	—	300	—
Available-for-sale securities	258,192	3,161	255,031	—
Held-to-maturity securities	3,498	—	3,421	—
Loans held for sale	1,093	—	—	1,093
Loans and leases receivable, net	1,158,879	—	—	1,099,274
Federal Reserve and FHLB stock	13,907	—	13,907	—
Interest receivable	6,030	—	6,030	—
Financial liabilities
Deposits	1,093,940	—	1,095,961	—
FHLB advances	265,000	—	264,162	—
Interest payable	4,832	—	4,832	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets
Cash and cash equivalents	$20,240	$20,240	$—	$—
Available-for-sale securities	282,688	2,976	279,712	—
Held-to-maturity securities	4,950	—	4,921	—
Loans held for sale	794	—	—	794
Loans and leases receivable, net	1,090,073	—	—	985,976
Federal Reserve and FHLB stock	12,647	—	12,647	—
Interest receivable	5,844	—	5,844	—
Financial liabilities
Deposits	1,041,140	—	1,038,178	—
FHLB advances	271,000	—	266,885	—
Interest payable	4,397	—	4,397	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2024 and 2023, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances.  The estimated fair values at December 31, 2024 and 2023 should not necessarily be considered to apply at subsequent dates.

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

Note 21:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2024	2023
Assets
Cash and cash equivalents	$5,545	$13,225
Investment in subsidiaries	122,733	118,399
Other assets	6,987	5,617
Total assets	$135,265	$137,241
Other Liabilities	$2,393	$2,381
Stockholders' Equity	132,872	134,860
Total liabilities and stockholders' equity	$135,265	$137,241

Condensed Statements of Income and Comprehensive Income
	2024	2023
Income:
Dividends from bank subsidiary	$4,750	$—
Other income	587	638
Total income	5,337	638
Other expenses	2,875	3,120
Income (loss) before income tax benefit and undistributed subsidiary (loss) income	2,462	(2,482)
Income tax benefit	(301)	(524)
Equity in undistributed income of subsidiaries (dividends in excess of net income):
Bank subsidiary	5,629	10,344
Captive subsidiary	985	1,101
Net income	$9,377	$9,487
Comprehensive income	$6,616	$16,193

Condensed Statements of Cash Flows
	2024	2023
Operating Activities
Net income	$9,377	$9,487
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(6,614)	(11,446)
ESOP expense	661	612
Stock based compensation	1,474	1,627
Changes in other assets and other liabilities	(1,839)	(1,113)
Net cash (used in) provided by operating activities	3,059	(833)
Investing Activities
Net cash used in investing activities	—	—
Financing Activities
Dividends paid	(5,697)	(5,920)
Repurchase of common stock	(5,042)	(6,251)
Net cash used in financing activities	(10,739)	(12,171)
Net Change in Cash and Cash Equivalents	(7,680)	(13,004)
Cash and Cash Equivalents, Beginning of Period	13,225	26,229
Cash and Cash Equivalents, End of Period	$5,545	$13,225

Note 22:    Segment Information
The Company has one reportable segment: community banking. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), based on information regarding the Company's products and services. The CODM evaluates the financial performance of the Company's business components by assessing revenue streams, significant expenses, and budget-to-actual results.
The Company's primary source of revenue is providing banking services to its customers. Significant expenses associated with banking operations include interest expense, credit loss expense, and salaries and employee benefits. The CODM evaluates performance, directs resource allocation, and makes key operating decisions based on consolidated net income reported in the Consolidated Statements of Income. Segment assets are measured based on total consolidated assets as reported in the Consolidated Balance Sheets.
Note 23:    Significant Estimates and Concentrations
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
Note 24:    Subsequent Events
Subsequent events have been evaluated through March 27, 2025, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2024, were effective.  We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
(a) None.
(b) During the year ended December 31, 2024, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Directors
Information concerning our directors is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Executive Officers
Information concerning our executive officers is contained under the heading "Information About Our Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Delinquent Section 16 Reports
Information concerning delinquent Section 16 reports is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Insider Trading Policy
Information concerning the Company's Insider Trading Policy is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year. A copy of the Company's Insider Trading Policy was filed as Exhibit 19.1 to its Annual Report on Form 10-K for the year ended December 31, 2024.
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
Audit Committee and Audit Committee Financial Expert.  We have an Audit Committee that is appointed by the Board of Directors to provide assistance to the Board in fulfilling its oversight responsibility relating to the integrity of our consolidated financial statements and the financial reporting processes, the systems of internal accounting and financial controls, compliance with legal and regulatory requirements, the annual independent audit of our consolidated financial statements, the independent auditors' qualifications and independence, the performance of our internal audit function and independent auditors and any other areas of potential financial risk to the Company specified by our Board of Directors. The Audit Committee also is responsible for the appointment, retention and oversight of our independent auditors, including pre-approval of all audit and non-audit services to be performed by the independent auditors.  During 2024, the Audit Committee was comprised of Directors Jeffrey A. Jackson (Chair), Kathryn Girten, and Harold T. Hanley III, each of whom was "independent" as that term is defined for audit committee members in the Nasdaq Rules. The Board of Directors has determined that Director Jackson is an "audit committee financial expert" as defined in Item 407(e) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the financial literacy requirements under the Nasdaq listing standards.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025 (except for information contained under the heading "Report of the Audit Committee"), a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

Item 11.    Executive Compensation
Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)Securities Authorized for Issuance under Stock-Based Compensation Plans
The following table sets forth information as of December 31, 2024 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

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

(b)Security Ownership of Certain Beneficial Owners
Information concerning security ownership of certain beneficial owners is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(c)Security Ownership of Management
Information concerning security ownership of management is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
(d)Changes in Control
Management is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of Richmond Mutual Bancorporation, Inc.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions, our independent directors and our audit and nominating committee charters is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.
Item 14.    Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2025, a copy of which will be filed with the SEC not later than 120 days after the close of the fiscal year.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements
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

19	Insider Trading Policies and Procedures

21.0	Subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

97.0	Policy Relating to Recovery of Erroneously Awarded Compensation

101.0	The following materials for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data (embedded within the Inline XBRL document)
______________________________________
(1) Management contract or compensatory plan or arrangement.
(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 27, 2025	By:	/s/ Garry D. Kleer
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

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2025

/s/ Bradley M. Glover Bradley M. Glover	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2025

/s/ E. Michael Blum E. Michael Blum	Director	March 27, 2025

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 27, 2025

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 27, 2025

/s/ Kathryn Girten Kathryn Girten	Director	March 27, 2025

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 27, 2025