Form 10-Q
period 2025-03-31
Richmond Mutual Bancorporation, Inc.
filed 2025-05-09
CIK 1767837

+

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,407,488 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 9, 2025.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$10,401,734	$8,986,540
Interest-earning demand deposits	16,630,358	12,770,650
Cash and cash equivalents	27,032,092	21,757,190
Interest-earning time deposits	300,000	300,000
Investment securities - available for sale	256,101,105	258,191,630
Investment securities - held to maturity	2,932,158	3,497,913
Loans held for sale	388,325	1,092,920
Loans and leases, net of allowance for credit losses of $16,077,931 and $15,790,885, respectively	1,175,833,456	1,158,879,008
Premises and equipment, net	12,778,513	12,922,028
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	6,059,804	6,030,000
Mortgage-servicing rights	1,932,655	1,950,504
Cash surrender value of life insurance	3,879,550	3,856,494
Other assets	21,647,368	22,490,073

Total assets	$1,522,792,126	$1,504,874,860

Liabilities
Noninterest-bearing deposits	$103,353,499	$110,105,973
Interest-bearing deposits	1,002,308,806	983,833,884
Total deposits	1,105,662,305	1,093,939,857
Federal Home Loan Bank advances	274,000,000	265,000,000
Advances by borrowers for taxes and insurance	730,398	590,439
Interest payable	3,702,201	4,831,674
Other liabilities	7,765,365	7,641,130
Total liabilities	1,391,860,269	1,372,003,100

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,490,264 shares and 10,814,960 shares at March 31, 2025 and December 31, 2024, respectively	104,903	108,150
Additional paid-in capital	93,836,968	97,709,231
Retained earnings	92,058,581	91,582,986
Unearned employee stock ownership plan (ESOP)	(10,538,580)	(10,722,410)
Accumulated other comprehensive loss	(44,530,015)	(45,806,197)
Total stockholders' equity	130,931,857	132,871,760

Total liabilities and stockholders' equity	$1,522,792,126	$1,504,874,860
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest Income
Loans and leases	$18,773,758	$17,250,722
Investment securities	1,963,449	2,120,223
Other	130,820	139,248
Total interest income	20,868,027	19,510,193
Interest Expense
Deposits	7,844,380	7,065,764
Borrowings	2,765,575	2,611,648
Total interest expense	10,609,955	9,677,412
Net Interest Income	10,258,072	9,832,781
Provision for credit losses	731,095	183,134
Net Interest Income After Provision for Credit Losses	9,526,977	9,649,647
Non-interest Income
Service charges on deposit accounts	295,974	272,931
Card fee income	298,480	290,186
Loan and lease servicing fees	112,358	127,242
Net gains on loan and lease sales	95,105	119,317
Other income	360,327	319,259
Total non-interest income	1,162,244	1,128,935
Non-interest Expenses
Salaries and employee benefits	4,711,955	4,573,707
Net occupancy expenses	388,300	344,354
Equipment expenses	244,490	236,216
Data processing fees	901,964	906,791
Deposit insurance expense	339,000	403,000
Printing and office supplies	48,473	34,676
Legal and professional fees	530,917	432,553
Advertising expense	65,612	88,723
Bank service charges	46,618	60,706
Real estate owned expense	2,062	1,326
Other expenses	1,093,222	975,454
Total non-interest expenses	8,372,613	8,057,506
Income Before Income Tax Expense	2,316,608	2,721,076
Provision for income taxes	348,298	352,160
Net Income	$1,968,310	$2,368,916
Earnings Per Share
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net Income	$1,968,310	$2,368,916

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities, net of tax (expense) benefit of $(339,238) and $757,499, respectively	1,276,182	(2,849,640)

Comprehensive Income (Loss)	$3,244,492	$(480,724)
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	1,968,310	—	—	1,968,310
Other comprehensive income	—	—	—	—	—	1,276,182	1,276,182
ESOP shares earned	—	—	(5,347)	—	183,830	—	178,483
Stock based compensation	—	—	363,459	—	—	—	363,459
Common stock dividends ($0.15 per share)	—	—	—	(1,492,715)	—	—	(1,492,715)
Repurchase of common stock	(324,696)	(3,247)	(4,230,375)	—	—	—	(4,233,622)
Balances, March 31, 2025	10,490,264	$104,903	$93,836,968	$92,058,581	$(10,538,580)	$(44,530,015)	$130,931,857

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	2,368,916	—	—	2,368,916
Other comprehensive loss	—	—	—	—	—	(2,849,640)	(2,849,640)
ESOP shares earned	—	—	(29,661)	—	183,829	—	154,168
Stock based compensation	—	—	367,484	—	—	—	367,484
Common stock dividends ($0.14 per share)	—	—	—	(1,437,299)	—	—	(1,437,299)
Repurchase of common stock	(92,613)	(926)	(1,071,562)	—	—	—	(1,072,488)
Balances, March 31, 2024	11,115,887	$111,159	$100,613,827	$88,834,364	$(11,273,897)	$(45,894,736)	$132,390,717

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$1,968,310	$2,368,916
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	731,095	183,134
Depreciation and amortization	219,488	214,846
Deferred income tax	(117,847)	36,457
Stock based compensation	363,459	367,484
Investment securities amortization, net	198,201	265,798
Net gains on loan and lease sales	(95,105)	(119,317)
Gain on sale of real estate owned	—	(1,558)
Accretion of loan origination fees	(211,416)	(160,947)
Amortization of mortgage-servicing rights	49,954	43,135
ESOP shares expense	178,483	154,168
Increase in cash surrender value of life insurance	(23,057)	(22,363)
Loans originated for sale	(5,256,050)	(6,697,600)
Proceeds on loans sold	4,551,455	5,989,100
Net change in
Interest receivable	(29,804)	(144,631)
Other assets	658,752	1,185,192
Other liabilities	124,235	(966,798)
Interest payable	(1,129,473)	(532,782)
Net cash provided by operating activities	2,180,680	2,162,234

Investing Activities
Purchases of securities available for sale	(1,025,982)	(1,935,953)
Proceeds from maturities and paydowns of securities available for sale	4,534,320	4,404,697
Proceeds from maturities and paydowns of securities held to maturity	565,159	290,306
Net change in loans	(16,039,372)	(31,650,763)
Proceeds from sales of real estate owned	—	48,821
Purchases of premises and equipment	(75,973)	(115,447)
Purchase of FHLB stock	—	(1,260,000)
Net cash used in investing activities	(12,041,848)	(30,218,339)

Financing Activities
Net change in
Demand and savings deposits	256,508	(5,097,505)
Certificates of deposit	11,465,940	33,600,066
Advances by borrowers for taxes and insurance	139,959	113,420
Proceeds from FHLB advances	112,000,000	58,000,000
Repayment of FHLB advances	(103,000,000)	(56,000,000)
Repurchase of common stock	(4,233,622)	(1,072,488)
Dividends paid	(1,492,715)	(1,437,299)
Net cash provided by financing activities	15,136,070	28,106,194

Net Change in Cash and Cash Equivalents	5,274,902	50,089
Cash and Cash Equivalents, Beginning of Period	21,757,190	20,240,125
Cash and Cash Equivalents, End of Period	$27,032,092	$20,290,214

Additional Cash Flows and Supplementary Information
Interest paid	$11,739,428	$10,210,194
Transfers from loans to other real estate owned	—	—
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.
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
Note 2: Accounting Pronouncements
The Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012, introduced various changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company” ("EGC"). The Company previously qualified as and elected to be an EGC under the JOBS Act. As an EGC, the Company elected to comply with new or amended accounting pronouncements in the same manner as a private company, an election that had to be made when the Company first filed a registration statement and remained irrevocable while the Company maintained EGC status. However, as of December 31, 2024, the Company no longer qualifies as an EGC and going forward, it will be required to comply with new or amended accounting pronouncements applicable to public companies.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about significant expenses for their reportable segments on both an interim and annual basis. Public entities must disclose significant expense categories and amounts for each reportable segment, which are derived from expenses regularly reported to the entity’s chief operating decision-maker (CODM) and included in the segment's reported measures of profit or loss. Additionally, public entities must disclose the title and position of the CODM and explain how the CODM uses these measures to assess segment performance. The ASU also mandates certain segment-related interim disclosures that were previously required only on an annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU on January 1, 2024. Adoption of ASU No. 2023-07 did not have a material impact on the Company's consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU established new income tax disclosure requirements and modified existing requirements. The ASU requires additional information be disclosed for specified categories, and reconciling items that meet a certain threshold, within the rate reconciliation on an annual basis. Additionally, this ASU requires information be disclosed on the amount of income taxes paid (net of refunds), disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds) disaggregated by jurisdiction based on a quantitative threshold. ASU No. 2023-09 is effective for all public business entities for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$2,541	$—	$8	$2,533
SBA Pools	4,011	—	471	3,540
Federal agencies	15,000	—	1,377	13,623
State and municipal obligations	161,383	2	33,171	128,214
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	118,033	26	19,259	98,800
Corporate obligations	11,500	—	2,109	9,391
	312,468	28	56,395	256,101
Held to maturity
State and municipal obligations	2,932	8	95	2,845
	2,932	8	95	2,845

Total investment securities	$315,400	$36	$56,490	$258,946

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$3,159	$2	$—	$3,161
SBA Pools	4,243	—	543	3,700
Federal agencies	15,000	—	1,666	13,334
State and municipal obligations	162,524	1	32,166	130,359
Mortgage-backed securities - (GSE) residential	119,748	5	21,440	98,313
Corporate obligations	11,500	—	2,175	9,325
	316,174	8	57,990	258,192
Held to maturity
State and municipal obligations	3,498	8	85	3,421
	3,498	8	85	3,421

Total investment securities	$319,672	$16	$58,075	$261,613
The amortized cost and fair value of investment securities at March 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$4,051	$4,031	$35	$35
One to five years	25,492	23,996	1,837	1,828
Five to ten years	42,945	37,668	450	437
After ten years	121,947	91,606	610	545
	194,435	157,301	2,932	2,845
Mortgage-backed securities –GSE residential	118,033	98,800	—	—

Totals	$312,468	$256,101	$2,932	$2,845
Investment securities with a carrying value of $109,295,000 and $109,909,000 were pledged at March 31, 2025 and December 31, 2024, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three months ended March 31, 2025 and March 31, 2024.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at March 31, 2025 and December 31, 2024 was $253,703,000 and $255,749,000, respectively, which is approximately 98% and 98% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively.  These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at March 31, 2025. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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

The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of March 31, 2025, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of March 31, 2025 and December 31, 2024:

	State and municipal obligations
	March 31, 2025	December 31, 2024

AA+	$416	$483
AA-	—	295
A+	435	605
Not rated	2,081	2,115

	$2,932	$3,498
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

Description of Securities	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$2,533	$8	$—	$—	$2,533	$8
SBA Pools	—	—	3,166	471	3,166	471
Federal agencies	—	—	13,623	1,377	13,623	1,377
State and municipal obligations	245	—	126,498	33,171	126,743	33,171
Mortgage-backed securities - GSE residential	—	—	95,801	19,259	95,801	19,259
Corporate obligations	—	—	9,391	2,109	9,391	2,109
Total available for sale	2,778	8	248,479	56,387	251,257	56,395

Held to maturity
State and municipal obligations	1,186	14	1,260	81	2,446	95

Total	$3,964	$22	$249,739	$56,468	$253,703	$56,490

Description of Securities	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$454	$1	$2,991	$542	$3,445	$543
Federal agencies	—	—	13,334	1,666	13,334	1,666
State and municipal obligations	1,578	17	127,705	32,149	129,283	32,166
Mortgage-backed securities - GSE residential	1,045	10	96,296	21,430	97,341	21,440
Corporate obligations	—	—	9,324	2,175	9,324	2,175
Total available for sale	3,077	28	249,650	57,962	252,727	57,990

Held to maturity
State and municipal obligations	1,253	12	1,769	73	3,022	85

Total	$4,330	$40	$251,419	$58,035	$255,749	$58,075
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
The Company expects the fair value of the securities described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Commercial mortgage	$387,516	$371,705
Commercial and industrial	136,524	126,367
Construction and development	99,953	132,570
Multi-family	211,485	185,864
Residential mortgage	172,614	172,644
Home equity lines of credit	18,115	16,826
Direct financing leases	146,067	148,102
Consumer	20,243	21,218
	1,192,517	1,175,296
Less
Allowance for credit losses on loans and leases	16,078	15,791
Deferred loan fees	606	626

	$1,175,833	$1,158,879

The Company rates all loans and leases by credit quality using the following designations:
Grade 1 – Exceptional
Exceptional loans and leases are top-quality loans to individuals whose financial credentials are well known to the Company. These loans and leases have excellent sources of repayment, are well documented and/or virtually free of risk (i.e., CD secured loans).
Grade 2 – Quality Loans and Leases
These loans and leases have excellent sources of repayment with no identifiable risk of collection, and they conform in all respects to Company policy and IDFI and FDIC regulations.  Documentation exceptions are minimal or are in the process of being corrected and not of a type that could subsequently expose the Company to risk of loss.
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
No material changes have been made to the risk characteristics discussed above contained in the Company's 2024 Form 10-K.

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of March 31, 2025 and rating category as of December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of March 31, 2025:
Commercial mortgage
Pass	$20,860	$24,583	$33,013	$92,417	$55,771	$120,294	$28,797	$375,735
Substandard	—	—	—	—	7,089	4,692	—	11,781
Total Commercial mortgage	20,860	24,583	33,013	92,417	62,860	124,986	28,797	387,516
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	11,031	17,641	27,952	9,134	10,650	11,409	46,221	134,038
Special Mention	—	—	—	—	—	137	502	639
Substandard	—	—	—	258	—	34	1,555	1,847
Total Commercial and industrial	11,031	17,641	27,952	9,392	10,650	11,580	48,278	136,524
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	1,167	20,967	35,444	25,386	11,950	139	—	95,053
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	1,167	20,967	35,444	25,386	11,950	5,039	—	99,953
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	—	18,652	9,524	58,887	57,076	30,391	32,063	206,593
Special Mention	—	—	—	—	1,435	3,457	—	4,892
Total Multi-family	—	18,652	9,524	58,887	58,511	33,848	32,063	211,485
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	5,450	21,116	33,657	27,673	27,656	52,971	2,961	171,484
Substandard	—	—	34	—	345	751	—	1,130
Total Residential mortgage	5,450	21,116	33,691	27,673	28,001	53,722	2,961	172,614
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	154	—	231	—	57	—	17,660	18,102
Substandard	—	—	—	—	—	—	13	13
Total Home equity lines of credit	154	—	231	—	57	—	17,673	18,115
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	14,627	49,380	47,624	22,022	8,925	2,508	—	145,086
Substandard	—	108	319	150	111	8	—	696
Doubtful	—	—	232	—	45	8	—	285
Total Direct financing leases	14,627	49,488	48,175	22,172	9,081	2,524	—	146,067
Current period gross charge-offs	—	52	339	103	17	7	—	518
Consumer
Pass	1,490	6,134	5,554	4,519	1,829	658	—	20,184
Substandard	—	11	2	—	46	—	—	59
Total Consumer	1,490	6,145	5,556	4,519	1,875	658	—	20,243
Current period gross charge-offs	28	—	—	12	—	—	—	40

Total Loans and Leases	$54,779	$158,592	$193,586	$240,446	$182,985	$232,357	$129,772	$1,192,517
Total current period gross charge-offs	$28	$52	$339	$115	$17	$7	$—	$558

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2024:
Commercial mortgage
Pass	$22,469	$40,634	$82,254	$65,852	$31,382	$90,763	$33,393	$366,747
Substandard	—	—	—	234	4,724	—	—	4,958
Total Commercial mortgage	22,469	40,634	82,254	66,086	36,106	90,763	33,393	371,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,197	28,998	9,866	11,111	2,703	9,648	44,026	124,549
Substandard	—	—	282	—	—	35	1,501	1,818
Total Commercial and industrial	18,197	28,998	10,148	11,111	2,703	9,683	45,527	126,367
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	20,811	44,837	43,691	18,185	30	116	—	127,670
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,811	44,837	43,691	18,185	30	5,016	—	132,570
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,252	3,789	61,936	50,178	6,195	24,845	26,751	180,946
Special Mention	—	—	—	1,461	3,457	—	—	4,918
Total Multi-family	7,252	3,789	61,936	51,639	9,652	24,845	26,751	185,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	22,614	33,949	28,498	28,302	16,239	39,174	2,513	171,289
Substandard	—	35	—	450	—	870	—	1,355
Total Residential mortgage	22,614	33,984	28,498	28,752	16,239	40,044	2,513	172,644
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	18	198	—	57	—	—	16,539	16,812
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	18	198	—	57	—	—	16,553	16,826
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	53,286	53,601	25,447	11,381	3,336	329	—	147,380
Substandard	127	318	175	40	28	—	—	688
Doubtful	—	9	—	7	18	—	—	34
Total Direct financing leases	53,413	53,928	25,622	11,428	3,382	329	—	148,102
Current period gross charge-offs	—	741	592	325	72	1	—	1,731
Consumer
Pass	6,807	6,272	5,200	2,088	438	314	—	21,119
Substandard	—	3	47	49	—	—	—	99
Total Consumer	6,807	6,275	5,247	2,137	438	314	—	21,218
Current period gross charge-offs	47	89	114	32	—	3	—	285

Total Loans and Leases	$151,581	$212,643	$257,396	$189,395	$68,550	$170,994	$124,737	$1,175,296
Total current period gross charge-offs	$47	$830	$706	$357	$72	$30	$—	$2,042

For the three months ended March 31, 2025 and December 31, 2024, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$805	$—	$215	$1,020	$386,496	$387,516	$215
Commercial and industrial	78	22	111	211	136,313	136,524	111
Construction and development	—	—	4,900	4,900	95,053	99,953	—
Multi-family	—	—	—	—	211,485	211,485	—
Residential mortgage	607	410	1,129	2,146	170,468	172,614	1,053
Home equity	328	—	13	341	17,774	18,115	13
Direct financing leases	325	317	248	890	145,177	146,067	248
Consumer	192	180	59	431	19,812	20,243	59

Totals	$2,335	$929	$6,675	$9,939	$1,182,578	$1,192,517	$1,699

	December 31, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$101	$216	$—	$317	$371,388	$371,705	$—
Commercial and industrial	419	—	—	419	125,948	126,367	—
Construction and development	429	240	4,900	5,569	127,001	132,570	—
Multi-family	—	—	—	—	185,864	185,864	—
Residential mortgage	781	540	1,356	2,677	169,967	172,644	1,261
Home equity	11	58	14	83	16,743	16,826	14
Direct financing leases	673	362	340	1,375	146,727	148,102	340
Consumer	108	183	99	390	20,828	21,218	99

Totals	$2,522	$1,599	$6,709	$10,830	$1,164,466	$1,175,296	$1,714

The following table presents information on the Company’s nonaccrual loans and leases at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$34	$—	$35	$—
Construction and development	4,900	—	4,900	—
Residential mortgage	76	76	94	94
Direct financing leases	285	285	34	34
Total nonaccrual loans and leases	$5,295	$361	$5,063	$128

During the three months ended March 31, 2025 and December 31, 2024, the Company recognized $1,000 and $1,000 of interest income on nonaccrual loans and leases, respectively.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$11,551	$—	$—	$—	$11,551	$—
Commercial and industrial	—	—	—	2,196	2,196	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,435	—	—	1,435	—
Residential mortgage	—	—	125	—	125	—
Total	$16,451	$1,435	$125	$2,196	$20,207	$1,000

	December 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$4,724	$—	$—	$—	$4,724	$—
Commercial and industrial	—	—	—	1,501	1,501	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,461	—	—	1,461	—
Residential mortgage	—	—	143	—	143	—
Total	$9,624	$1,461	$143	$1,501	$12,729	$1,000

Loan/Lease Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged-off, reducing the amortized cost basis of the loan or lease and adjusting the allowance for credit losses. During the three months ended March 31, 2025 and 2024 the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the three months ended March 31, 2025 or 2024, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. At both March 31, 2025 and December 31, 2024 there was $37,000 of other real estate owned, consisting of foreclosed residential real estate properties. At both March 31, 2025 and December 31, 2024, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $275,000.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	March 31, 2025	December 31, 2024

Total minimum lease payments to be received	$167,027	$168,934
Initial direct costs	9,058	9,360
	176,085	178,294
Less: Unearned income	(30,018)	(30,192)

Net investment in direct finance leases	$146,067	$148,102

The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2025:

Remainder of 2025	$49,563
2026	53,281
2027	36,235
2028	20,164
2029	7,261
Thereafter	523

$167,027

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
The Company categorizes its loan portfolios into eight segments, as discussed above, based on similar risk characteristics. Loans within each segment are collectively evaluated using either a CF methodology or remaining life methodology. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss estimate and reverts to a long-run average of each considered factor. The Company developed its reasonable and supportable forecasts using economic data, such as national gross domestic product ("GDP") and unemployment rate.
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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three months ended March 31, 2025 and 2024, respectively:

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, March 31, 2025

Commercial mortgage	$4,486	$248	$—	$—	$4,734
Commercial and industrial	1,483	138	—	2	1,623
Construction and development	2,243	(242)	—	—	2,001
Multi-family	2,660	147	—	—	2,807
Residential mortgage	1,910	(29)	—	20	1,901
Home equity	184	12	—	—	196
Direct financing leases	2,469	409	(518)	107	2,467
Consumer	356	—	(40)	33	349
Total	$15,791	$683	$(558)	$162	$16,078

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, March 31, 2024

Commercial mortgage	$4,655	$(29)	$—	$—	$4,626
Commercial and industrial	1,281	48	—	61	1,390
Construction and development	3,883	17	—	—	3,900
Multi-family	1,789	117	—	—	1,906
Residential mortgage	1,681	45	(10)	4	1,720
Home equity	102	11	—	—	113
Direct financing leases	1,955	246	(357)	24	1,868
Consumer	317	31	(72)	26	302
Total	$15,663	$486	$(439)	$115	$15,825

The allowance for credit losses on loans and leases increased from $15.8 million at December 31, 2024, to $16.1 million at March 31, 2025. The increase was attributable to provisions for credit losses totaling $683,000 during the first quarter of 2025, partially offset by net charge-offs of $395,000. Set forth below is a segment analysis of the loan and lease portfolio reflecting the change in the allowance for each segment, due to the change in the amount of each segment.

•Commercial Mortgage – allowance increased due to loan balances increasing $15.8 million.
•Commercial & Industrial – allowance increased due to loan balances increasing $10.2 million.
•Construction & Development – allowance decreased due to loan balances decreasing $32.6 million.
•Multi-Family – allowance increased due to loan balances increasing $25.6 million.
•Residential Mortgage – allowance decreased due to loan balances decreasing $30,000.
•Home Equity – allowance increased due to loan balances increasing $1.3 million.
•Direct Financing Leases – allowance decreased due to loan balances decreasing $2.0 million.
•Consumer – allowance decreased due to loan balances decreasing $975,000.

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 70.1% and 69.5% of our portfolio as of March 31, 2025 and December 31, 2024, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 69.4% and 68.9% of our total allowance at March 31, 2025 and December 31, 2024, respectively.

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

As of March 31, 2025 there are several key economic factors affecting the Company's loan and lease portfolio. These economic factors include persistent inflation, weakening economic growth, and unemployment. In addition, geopolitical uncertainty and risks associated with tariffs have significant indirect and direct impacts on supply chains and price increases. These key factors will continue to influence the Company's loan and lease portfolio for the near future.

The Company remains committed to three growth market regions: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans. Their respective forecasts are described below:

•Columbus, Ohio – The market region forecasts an overall estimated job growth of 1% in 2025. This is slightly below national projections. Unemployment rates were slightly above the national unemployment average in the first quarter of 2025. However, city officials have announced multiple large multi-million dollar construction projects for the market region.
•Dayton/Springfield, Ohio – The market region forecasts slight estimated job growth in 2025, however the unemployment rate is slightly above the national unemployment average. As of the first quarter of 2025, there were an additional 2.3 million square feet of new construction in process. Additionally, the two new interstate improvement projects of approximately $70 million were announced for the market region.
•Indianapolis, Indiana – The market region is forecasting positive job growth in 2025. In 2024, the market region experienced continuous and balanced economic growth. Subsequently, based upon similar growth patterns driven primarily by the expanding labor market, retail sales growth, and increasing median household incomes, the outlook for the region is favorable. The unemployment rate was slightly below the national unemployment average in the first quarter of 2025.

The economic outlook is significantly more complex and uncertain at best, thus creating a challenging economic environment requiring heightened vigilance and adaptability by the Company. There are a myriad of potential outcomes, and the variances may be significant and unpredictable.
Future potential economic volatility may have a significant impact on the Company's loan and lease portfolio, specifically the allowance for credit losses. As a result, the Company's future estimates may fluctuate for the remainder of 2025.

Allowance for Credit Losses on Unfunded Commitments
The allowance for credit losses on unfunded commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. The estimate of expected losses on unfunded commitments is calculated based on the loss rate for the loan or lease segment in which the loan or lease commitments would be classified if funded, adjusted for the estimate of funding probability. Adjustments to the allowance, either additional provisions or reversals, are recorded in the provision for (reversal of) credit losses in the Condensed Consolidated Statements of Income.

The following tables detail activity in the allowance for credit losses on unfunded commitments during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

Beginning balance	$558	$1,642
Provision for (reversal of) credit losses	48	(303)
Ending balance	$606	$1,339

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
The following tables present the fair value measurements of assets recognized in the Condensed Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2025
Available for sale securities
U.S. Treasury securities	$2,533	$2,533	$—	$—
SBA Pools	3,540	—	3,540	—
Federal agencies	13,623	—	13,623	—
State and municipal obligations	128,214	—	128,214	—
Mortgage-backed securities - GSE residential	98,800	—	98,800	—
Corporate obligations	9,391	—	9,391	—
	$256,101	$2,533	$253,568	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2024
Available for sale securities
U.S. Treasury securities	$3,161	$3,161	$—	$—
SBA Pools	3,700	—	3,700	—
Federal agencies	13,334	—	13,334	—
State and municipal obligations	130,359	—	130,359	—
Mortgage-backed securities - GSE residential	98,313	—	98,313	—
Corporate obligations	9,325	—	9,325	—
	$258,192	$3,161	$255,031	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2025.
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
Nonrecurring Measurements
As of March 31, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Financial assets
Cash and cash equivalents	$27,032	$27,032	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	256,101	2,533	253,568	—
Held to maturity securities	2,932	—	2,845	—
Loans held for sale	388	—	—	388
Loans and leases receivable, net	1,175,833	—	—	1,125,344
FHLB stock	13,907	—	13,907	—
Interest receivable	6,060	—	6,060	—
Financial liabilities
Deposits	1,105,662	—	1,107,259	—
FHLB advances	274,000	—	274,013	—
Interest payable	3,702	—	3,702	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets
Cash and cash equivalents	$21,757	$21,757	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	258,192	3,161	255,031	—
Held to maturity securities	3,498	—	3,421	—
Loans held for sale	1,093	—	—	1,093
Loans and leases receivable, net	1,158,879	—	—	1,099,274
FHLB stock	13,907	—	13,907	—
Interest receivable	6,030	—	6,030	—
Financial liabilities
Deposits	1,093,940	—	1,095,961	—
FHLB advances	265,000	—	264,162	—
Interest payable	4,832	—	4,832	—

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

	Three Months Ended March 31,
	2025	2024

Net income	$1,968	$2,369
Shares outstanding for Basic EPS:
Average shares outstanding	10,712,912	11,170,354
Less: average restricted stock award shares not vested	83,379	167,158
Less: average unearned ESOP Shares	788,885	842,993
Shares outstanding for Basic EPS	9,840,648	10,160,203

Additional Dilutive Shares	243,649	69,477

Shares outstanding for Diluted EPS	10,084,297	10,229,680

Basic Earnings Per Share	$0.20	$0.23
Diluted Earnings Per Share	$0.20	$0.23

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $65,000 and $68,000 for the three months ended March 31, 2025 and 2024, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 775,509 and 789,035 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at March 31, 2025 and December 31, 2024, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three months ended March 31, 2025 and 2024 was $178,000 and $154,000, respectively.

	March 31, 2025	December 31, 2024

Earned ESOP shares	306,621	293,095
Unearned ESOP shares	775,509	789,035
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$12.80	$14.15
Fair value of earned shares (in thousands)	$3,925	$4,147
Fair value of unearned shares (in thousands)	$9,927	$11,165

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

The following table summarizes the restricted stock award activity in the 2020 EIP during the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	83,379	$10.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2025	83,379	10.55
Total compensation cost recognized in the Condensed Consolidated Statements of Income for restricted stock awards during the three months ended March 31, 2025 and 2024 was $217,000 and $219,000, and the related tax benefit recognized was $46,000 and $46,000, respectively. As of March 31, 2025, unrecognized compensation expense related to restricted stock awards was $217,000.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 of common stock under the 2020 EIP with an exercise price of $10.53 per share, the fair value of a share of the Company's common stock on the date of grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. These options awarded vest in five equal annual installments with the first vesting having occurred on June 30, 2021. Forfeited options are available to be awarded in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,016,497	$10.55
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, March 31, 2025	1,016,497	10.55
Exercisable at end of period	812,401	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of March 31, 2025 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	204,096	$2.91
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31, 2025	204,096	$2.91

Total compensation cost recognized in the Condensed Consolidated Statements of Income for option-based payment arrangements for the three months ended March 31, 2025 and 2024 was $146,000 and $148,000, and the related tax benefit recognized was $16,000 and $16,000, respectively. As of March 31, 2025, unrecognized compensation expense related to the stock option awards was $146,000.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At March 31, 2025 and December 31, 2024, the balance of these investments in LIHTC totaled $907,000 and $951,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheets. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024

Amortization expense	$44	$44
Tax credits recognized	47	47

Note 9: Segment Information
The Company has one reportable segment: community banking. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker ("CODM"), based on information regarding the Company's products and services. The CODM evaluates the financial performance of the Company's business components by assessing revenue streams, significant expenses, and budget-to-actual results.
The Company's primary source of revenue is providing banking services to its customers. Significant expenses associated with banking operations include interest expense, credit loss expense, and salaries and employee benefits. The CODM evaluates performance, directs resource allocation, and makes key operating decisions based on consolidated net income reported in the Condensed Consolidated Statements of Income. Segment assets are measured based on total consolidated assets as reported in the Condensed Consolidated Balance Sheets.
Note 10: Subsequent Event
Subsequent to March 31, 2025 through May 9, 2025, the Company purchased 82,776 shares of the Company's common stock pursuant to the existing stock repurchase program, leaving 65,472 shares available for future repurchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2025, and the consolidated results of operations for the three month period ended March 31, 2025, compared to the same period in 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
The terms “we,” “our,” “us,” or the “Company” refer to Richmond Mutual Bancorporation, Inc. and its consolidated direct and indirect subsidiaries, including First Bank Richmond, which we sometimes refer to as the “Bank,” unless the context otherwise requires.
Cautionary Note Regarding Forward-Looking Statements
Certain matters in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan and investment portfolios; and
•estimates of our risks and future costs and benefits.
You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These forward-looking statements are based on our current beliefs and expectations and, by their nature, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
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
•the potential for new or increased tariffs, trade restrictions, or geopolitical tensions that could affect economic activity or specific industry sectors;

•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services;
•the effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events; and
•the other risks detailed in this report and from time to time in our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $194.5 million at March 31, 2025.
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
At March 31, 2025, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $130.9 million in stockholders’ equity. At March 31, 2025, First Bank Richmond’s total risk-based capital ratio was 14.04%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2025, net income was $2.0 million, compared with net income of $2.4 million for the three months ended March 31, 2024.
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
There have been no significant changes during the three months ended March 31, 2025 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2024 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at March 31, 2025 and December 31, 2024
General.  Total assets increased $17.9 million, or 1.2%, to $1.5 billion at March 31, 2025 from December 31, 2024. The increase was primarily the result of a $17.0 million, or 1.5%, increase in loans and leases, net of allowance for credit losses, to $1.2 billion, partially offset by a $2.7 million, or 1.0%, decrease in investment securities to $259.0 million at March 31, 2025.
Investment Securities. Investment securities available for sale totaled $256.1 million and $258.2 million, while investment securities held to maturity totaled $2.9 million and $3.5 million at March 31, 2025 and December 31, 2024, respectively. The $2.1 million, or 0.8%, decrease in investment securities available for sale was primarily due to maturities and principal repayments of $4.5 million, partially offset by a $1.6 million upward mark-to-market adjustment on the investment portfolio and purchases of securities of $1.0 million. The decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities and repayments were primarily used to fund loan growth.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $17.0 million, or 1.5%, to $1.2 billion at March 31, 2025 from December 31, 2024. The increase in loans and leases was attributable to increases in multi-family, commercial real estate, and commercial and industrial loans of $25.6 million, $15.8 million, and $10.2 million, respectively. These increases were partially offset by a $32.6 million decrease in construction and development loans. At March 31, 2025, loans held for sale totaled $388,000, compared to $1.1 million at December 31, 2024.
Nonaccrual loans and leases totaled $5.3 million at March 31, 2025, compared to $5.1 million at December 31, 2024. The increase in nonaccrual loans and leases reflects a $250,000 increase in nonaccrual direct financing leases. Accruing loans and leases past due 90 days or more totaled $1.7 million at both March 31, 2025 and December 31, 2024. Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $7.0 million, or 0.59% of total loans and leases, at March 31, 2025, compared to $6.8 million, or 0.58% of total loans and leases, at December 31, 2024.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $287,000, or 1.8%, to $16.1 million at March 31, 2025 from December 31, 2024. At March 31, 2025, the allowance for credit losses on loans and leases totaled 1.35% of total loans and leases outstanding. The increase in the allowance was primarily due to changes in portfolio composition, primarily growth in commercial real estate, multi-family, and commercial and industrial loans, which generally carry higher reserve requirements relative to other segments. In addition, updated economic forecasts, including expectations for slowing GDP growth and rising unemployment, contributed to a more cautious provisioning approach. At December 31, 2024, the allowance for credit losses on loans and leases totaled $15.8 million, or 1.34% of total loans and leases outstanding. Net charge-offs during the first three months of 2025 totaled $395,000, and were primarily attributable to direct financing leases, compared to net charge-offs of $324,000 during the first three months of 2024.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of March 31, 2025, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4 Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $843,000, or 3.7%, to $21.6 million at March 31, 2025 from $22.5 million at December 31, 2024. The decrease was primarily caused by a reduction in the Company's deferred tax asset, which resulted from an upward mark-to-market adjustment on the available-for-sale investment portfolio due to a reduction in market rates of interest, thereby reducing unrealized losses previously reflected in accumulated other comprehensive loss ("AOCL").
Deposits. Total deposits increased $11.7 million, or 1.1%, to $1.1 billion at March 31, 2025 from December 31, 2024. The increase in deposits primarily was due to an increase in brokered time deposits of $7.2 million, which were used to fund loan demand, retail (non-brokered) time deposits of $4.2 million, and interest-bearing demand deposits of $6.9 million. These increases were partially offset by a decrease in noninterest-bearing accounts of $6.8 million. Brokered deposits totaled $264.8 million, or 23.9% of total deposits, at March 31, 2025, compared to $257.6 million, or 23.5% of total deposits, at December 31, 2024. At March 31, 2025, noninterest-bearing deposits totaled $103.4 million, or 9.3% of total deposits, compared to $110.1 million, or 10.1% of total deposits, at December 31, 2024. Management attributes the shift in funds from transaction accounts to retail certificates of deposit to customers taking advantage of higher rates being paid on time deposits as a result of interest rate hikes enacted by the Federal Reserve.
As of March 31, 2025, approximately $243.0 million of our deposit portfolio, or 22.0% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $9.0 million, or 3.4%, to $274.0 million at March 31, 2025, compared to $265.0 million at December 31, 2024. The increased borrowings were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $130.9 million at March 31, 2025, a decrease of $1.9 million, or 1.5%, from December 31, 2024. The decrease in stockholders' equity resulted from the payment of $1.5 million in dividends to Company stockholders and the repurchase of $4.2 million of Company common stock, partially offset by net income of $2.0 million and a decrease in AOCL of $1.3 million. The decrease in AOCL was a result of improved fair values in the Company's available for sale investment portfolio, resulting from a reduction in market rates of interest. At December 31, 2024, the available for sale portfolio had a net unrealized loss of $58.0 million compared to a net unrealized loss of $56.4 million at March 31, 2025. The AOCL impact to equity, after tax affecting the unrealized loss, was $44.5 million at March 31, 2025 compared to $45.8 million at December 31, 2024. The Company repurchased 324,696 shares of Company common stock at an average price of $13.04 per share for a total of $4.2 million during the first three months of 2025. The Company's equity to asset ratio was 8.60% at March 31, 2025. At March 31, 2025, the Bank's Tier 1 capital to total assets ratio was 10.68% and the Bank's capital was well in excess of all regulatory requirements.

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024.
General. Net income for the three months ended March 31, 2025 was $2.0 million, a $401,000 or 16.9% decrease from net income of $2.4 million for the three months ended March 31, 2024. Diluted earnings per share were $0.20 for the first quarter of 2025, compared to $0.23 diluted earnings per share for the first quarter of 2024. The decrease in net income primarily was the result of a $548,000 increase in the provision for credit losses and a $315,000 increase in noninterest expense, partially offset by an increase in net interest income of $425,000 and an increase of $33,000 in noninterest income.
Interest Income.  Interest income increased $1.4 million, or 7.0%, to $20.9 million during the quarter ended March 31, 2025, compared to $19.5 million during the quarter ended March 31, 2024.  Interest income on loans and leases increased $1.5 million, or 8.8%, to $18.8 million for the quarter ended March 31, 2025, from $17.3 million for the comparable quarter in 2024, due to an increase in the average balance of loans and leases of $55.1 million, and an increase of 23 basis points in the average yield earned on loans and leases as new loans and leases were originated at higher rates and existing variable rate loans in the portfolio adjusted upward due to the overall higher interest rate environment. The average outstanding loan and lease balance was $1.2 billion for the quarter ended March 31, 2025, compared to $1.1 billion for the quarter ended March 31, 2024.  The average yield on loans and leases was 6.36% for the quarter ended March 31, 2025, compared to 6.13% for the comparable quarter in 2024.
Interest income on investment securities, excluding FHLB stock, decreased $144,000, or 8.0%, to $1.7 million for the first quarter of 2025 from the comparable quarter in 2024. The decrease was due to a $21.9 million decrease in the average balance, primarily as a result of maturities and paydowns on securities being used to fund loan growth, and a one basis point decrease in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, decreased to 2.52% for the first quarter of 2025, compared to 2.53% for the first quarter of 2024. The average balance of investment securities, excluding FHLB stock, decreased to $262.1 million for the quarter ended March 31, 2025, compared to $284.0 million for the quarter ended March 31, 2024.
Dividends on FHLB stock decreased $13,000, or 4.0%, during the quarter ended March 31, 2025, from the comparable quarter in 2024, resulting in an average yield on FHLB stock of 8.95% for the three months ended March 31, 2025, compared to 9.44% for the three months ended March 31, 2024. Interest income on cash and cash equivalents decreased $8,000, or 6.1%, to $131,000 during the quarter ended March 31, 2025, from the comparable quarter in 2024, due to a 31 basis point decrease in the average yield, partially offset by a $273,000 increase in the average balance of cash and cash equivalents.
Interest Expense. Interest expense increased $933,000, or 9.6%, to $10.6 million for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024.  Interest expense on deposits increased $779,000, or 11.0%, to $7.8 million for the quarter ended March 31, 2025, from the comparable quarter in 2024. The increase in interest expense on deposits primarily was attributable to a $44.2 million increase in the average balance of, and an 18 basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.17% for the quarter ended March 31, 2025, compared to 2.99% for the quarter ended March 31, 2024. The average balance of interest-bearing deposits was $989.4 million for the quarter ended March 31, 2025, compared to $945.2 million in the comparable quarter in 2024. The increase in interest-bearing deposit balances and rates reflects ongoing competitive pressures for deposits, as well as a continued shift in customer preferences from non-maturity deposit products into higher-yielding time deposits. Interest expense on FHLB borrowings increased $154,000, or 5.9%, to $2.8 million in the first quarter of 2025 compared to $2.6 million for the same quarter in 2024, due to an increase in the average rate paid on FHLB borrowings of 26 basis points. The average rate paid on FHLB borrowings was 4.03% for the quarter ended March 31, 2025, compared to 3.77% for the first quarter of 2024. The average balance of FHLB borrowings totaled $274.7 million during the quarter ended March 31, 2025, compared to $277.2 million for the quarter ended March 31, 2024.
Management continues to actively evaluate funding mix and pricing strategies to balance interest expense with overall liquidity needs. This includes a focus on deepening core deposit relationships, selectively reducing higher-cost deposits, and managing wholesale borrowings to optimize the cost of funds.
Net Interest Income.  Net interest income before the provision for credit losses increased $425,000, or 4.3%, to $10.3 million for the first quarter of 2025, compared to $9.8 million for the first quarter of 2024. This increase was due to a six basis point increase in the average interest rate spread, partially offset by an $8.0 million decrease in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates. The modest decline in average net earning assets was primarily the result of lower average balances of investment securities, as management actively redeployed excess liquidity toward higher-yielding loan production.

Net interest margin (annualized) was 2.79% for the three months ended March 31, 2025, compared to 2.74% for the three months ended March 31, 2024. The increase in net interest margin primarily was due to the yield on interest-earning assets increasing faster than the rate paid on interest-bearing liabilities. This margin expansion was supported by growth in higher-yielding asset categories, particularly commercial and multi-family loans.
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

	Three Months Ended March 31,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,180,647	$18,774	6.36%	$1,125,586	$17,251	6.13%
Securities	262,089	1,652	2.52%	284,002	1,796	2.53%
FHLB stock	13,907	311	8.95%	13,730	324	9.44%
Cash and cash equivalents and other	14,121	131	3.71%	13,848	139	4.02%
Total interest-earning assets	1,470,764	20,868	5.68%	1,437,166	19,510	5.43%
Non-earning assets	40,016			42,052
Total assets	1,510,780			1,479,218

Interest-bearing liabilities:
Savings and money market accounts	304,482	1,723	2.26%	259,198	1,379	2.13%
Interest-bearing checking accounts	134,461	323	0.96%	148,126	382	1.03%
Certificate accounts	550,425	5,798	4.21%	537,894	5,304	3.95%
Borrowings	274,667	2,766	4.03%	277,220	2,612	3.77%
Total interest-bearing liabilities	1,264,035	10,610	3.36%	1,222,438	9,677	3.17%
Noninterest-bearing demand deposits	99,236			108,577
Other liabilities	13,733			14,676
Stockholders' equity	133,776			133,527
Total liabilities and stockholders' equity	1,510,780			1,479,218

Net interest income		$10,258			$9,833
Net earning assets	$206,729			$214,728

Net interest rate spread(1)			2.32%			2.26%
Net interest margin(2)			2.79%			2.74%
Average interest-earning assets to average interest-bearing liabilities	116.35%			117.57%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $731,000 was recognized during the three months ended March 31, 2025, compared to a provision for credit losses of $183,000 for the three months ended March 31, 2024. Net charge-offs during the first quarter of 2025 were $395,000, compared to $324,000 in the first quarter of 2024. The provision for credit losses during the quarter was primarily due to loan growth in the commercial real estate and commercial and industrial loan portfolios, which generally carry higher estimated loss rates compared to other segments. Additionally, the provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $33,000, or 3.0%, to $1.2 million for the quarter ended March 31, 2025, compared to the same quarter in 2024.  The increase resulted primarily from increases in other income and service charges on deposit accounts, partially offset by decreases in net gains on loan and lease sales and loan and lease servicing fees. Other income increased $41,000, or 12.9%, to $360,000 for the quarter ended March 31, 2025, compared to $319,000 for the comparable quarter in 2024 due to increased wealth management income. Service fees on deposit accounts increased $23,000, or 8.4%, in the first quarter of 2025 from the comparable quarter in 2024, due to year-over-year deposit growth. Partially offsetting these increases were modest declines in net gains on loan and lease sales and loan and lease servicing fees, reflecting lower mortgage banking activity and a decrease in the servicing portfolio. Card fee income also increased slightly, rising $8,000, or 2.9%, to $298,000.
Noninterest Expense.  Noninterest expense increased $315,000, or 3.9%, to $8.4 million for the three months ended March 31, 2025, compared to $8.1 million for the same period in 2024. Salaries and employee benefits increased $138,000, or 3.0%, to $4.7 million, primarily due to annual merit increases. Other expenses increased $118,000, or 12.1%, in the first quarter of 2025 compared to the same quarter in 2024, primarily due to one-time expenses associated with contract negotiations with our core service provider. The renegotiated agreement is expected to produce meaningful cost savings over the term of the contract by reducing costs on existing services and adding new products aimed at improving operational efficiency and the customer experience, while reducing reliance on third-party vendors. Legal and professional fees increased $98,000, or 22.7%, driven by elevated consulting and advisory services during the quarter. Deposit insurance expense decreased $64,000, or 15.9%, primarily due to changes in the Company's asset and deposit mix. Data processing fees decreased $21,000, or 2.3%, to $902,000, primarily due to lower core processing and software-related costs.
Income Tax Expense.  The provision for income taxes decreased $4,000 during the three months ended March 31, 2025, compared to the same period in 2024. The effective tax rate for the first quarter of 2025 was 15.0% compared to 12.9% for the same quarter a year ago. The increase in the effective tax rate was primarily due to the expiration and write-off of certain charitable contribution carryforwards.
Capital and Liquidity
Capital. Shareholders' equity totaled $130.9 million at March 31, 2025 and $132.9 million at December 31, 2024. In addition to net income of $2.0 million, other sources of capital during the first three months of 2025 included $178,000 related to the allocation of ESOP shares, $363,000 related to stock-based compensation, and a $1.3 million reduction in AOCL. Uses of capital during the first three months of 2025 included $1.5 million of dividends paid on common stock and $4.2 million of stock repurchases.
We paid a regular quarterly dividend of $0.15 per common share during the first quarter of 2025, compared to $0.14 per common share during the first quarter of 2024. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2025 at the current dividend rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at March 31, 2025.
Stock Repurchase Plans. From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Repurchased shares also help satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program, authorizing the purchase of up to an additional 321,386 shares of the Company's issued and outstanding common stock, in addition to the 827,554 shares remaining available for repurchase at that date, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved a further extension of the Company's existing stock repurchase program, setting a new expiration date of June 6, 2025. As of March 31, 2025, approximately 148,248 shares remained available for repurchase under the existing stock repurchase program. The repurchase program does not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $283.4 million at March 31, 2025. Certificates of deposit scheduled to mature in less than one year from March 31, 2025 totaled $418.6 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of March 31, 2025, we had approximately $13.6 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2025, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $101.1 million. Furthermore, at March 31, 2025, we had approximately $177.7 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of March 31, 2025, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.2 million for both the three months ended March 31, 2025 and March 31, 2024. During the three months ended March 31, 2025, net cash used in investing activities was $12.0 million, which consisted primarily of a $16.0 million increase in loans receivable, compared to $30.2 million of cash used in investing activities for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 was $15.1 million, which was comprised primarily of an $11.7 million increase in deposits, compared to $28.1 million provided by financing activities during the three months ended March 31, 2024. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At March 31, 2025, Richmond Mutual Bancorporation, on an unconsolidated basis, had $2.2 million in cash, noninterest-bearing deposits and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At March 31, 2025, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2025
Total risk-based capital (to risk weighted assets)	$181,867	14.0%	$103,634	8.0%	$129,543	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,669	12.8	77,726	6.0	103,634	8.0
Common equity tier 1 capital (to risk weighted assets)	165,669	12.8	58,294	4.5	84,203	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,669	10.7	62,033	4.0	77,542	5.0

As of December 31, 2024
Total risk-based capital (to risk weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0
Common equity tier 1 capital (to risk weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,471	10.7	61,579	4.0	76,974	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital. Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends and discretionary bonuses and the Company's ability to repurchase shares based on specified percentages of eligible retained income. At March 31, 2025, the Bank’s capital exceeded the conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations.  If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2025, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2025, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2024 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, now set to expire on June 6, 2025. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended March 31, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	36,474	$13.46	36,474	436,470
February 1, 2025 - February 28, 2025	91,730	13.21	91,730	344,740
March 1, 2025 - March 31, 2025	196,492	12.88	196,492	148,248
	324,696	13.04	324,696	148,248

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101.0
The following materials for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 9, 2025	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 9, 2025	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)