Form 10-Q
period 2025-06-30
Richmond Mutual Bancorporation, Inc.
filed 2025-08-08
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,426,263 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 8, 2025.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$11,605,275	$8,986,540
Interest-earning demand deposits	15,606,208	12,770,650
Cash and cash equivalents	27,211,483	21,757,190
Interest-earning time deposits	300,000	300,000
Investment securities - available for sale	249,348,028	258,191,630
Investment securities - held to maturity	2,931,552	3,497,913
Loans held for sale	135,700	1,092,920
Loans and leases, net of allowance for credit losses of $16,219,007 and $15,790,885, respectively	1,167,849,671	1,158,879,008
Premises and equipment, net	13,189,137	12,922,028
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	6,196,155	6,030,000
Mortgage-servicing rights	1,925,364	1,950,504
Cash surrender value of life insurance	3,904,292	3,856,494
Other assets	20,860,703	22,490,073

Total assets	$1,507,759,185	$1,504,874,860

Liabilities
Noninterest-bearing deposits	$106,215,956	$110,105,973
Interest-bearing deposits	990,173,060	983,833,884
Total deposits	1,096,389,016	1,093,939,857
Federal Home Loan Bank advances	267,000,000	265,000,000
Advances by borrowers for taxes and insurance	666,757	590,439
Interest payable	3,843,216	4,831,674
Other liabilities	7,538,631	7,641,130
Total liabilities	1,375,437,620	1,372,003,100

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,389,137 shares and 10,814,960 shares at June 30, 2025 and December 31, 2024, respectively	103,891	108,150
Additional paid-in capital	92,798,702	97,709,231
Retained earnings	93,220,564	91,582,986
Unearned employee stock ownership plan (ESOP)	(10,354,751)	(10,722,410)
Accumulated other comprehensive loss	(43,446,841)	(45,806,197)
Total stockholders' equity	132,321,565	132,871,760

Total liabilities and stockholders' equity	$1,507,759,185	$1,504,874,860
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Loans and leases	$19,182,992	$17,811,140	$37,956,750	$35,061,862
Investment securities	1,920,303	2,056,431	3,883,752	4,176,654
Other	242,842	217,738	373,662	356,986
Total interest income	21,346,137	20,085,309	42,214,164	39,595,502
Interest Expense
Deposits	7,811,994	8,001,214	15,656,374	15,066,978
Borrowings	2,774,702	2,508,202	5,540,277	5,119,850
Total interest expense	10,586,696	10,509,416	21,196,651	20,186,828
Net Interest Income	10,759,441	9,575,893	21,017,513	19,408,674
Provision for credit losses	744,690	270,472	1,475,785	453,606
Net Interest Income After Provision for Credit Losses	10,014,751	9,305,421	19,541,728	18,955,068
Non-interest Income
Service charges on deposit accounts	309,936	309,720	605,910	582,651
Card fee income	335,944	301,461	634,424	591,647
Loan and lease servicing fees	135,880	131,712	248,238	258,954
Net loss on securities (includes $(156,859), $(62,029), $(156,859), and $(62,029), respectively, related to accumulated other comprehensive income reclassifications)	(156,859)	(62,029)	(156,859)	(62,029)
Net gains on loan and lease sales	101,338	90,321	196,443	209,638
Other income	353,698	340,907	714,025	660,166
Total non-interest income	1,079,937	1,112,092	2,242,181	2,241,027
Non-interest Expenses
Salaries and employee benefits	4,767,107	4,672,220	9,479,062	9,245,927
Net occupancy expenses	342,971	328,869	731,271	673,223
Equipment expenses	263,307	229,340	507,797	465,556
Data processing fees	925,536	879,158	1,827,500	1,785,949
Deposit insurance expense	304,000	380,000	643,000	783,000
Printing and office supplies	34,518	57,733	82,991	92,409
Legal and professional fees	447,674	480,924	978,591	913,477
Advertising expense	98,225	82,093	163,837	170,816
Bank service charges	37,720	56,530	84,338	117,236
Real estate owned expense	1,225	11,161	3,287	12,487
Other expenses	887,980	873,845	1,981,202	1,849,299
Total non-interest expenses	8,110,263	8,051,873	16,482,876	16,109,379
Income Before Income Tax Expense	2,984,425	2,365,640	5,301,033	5,086,716
Provision for income taxes (includes $32,940, $13,026, $32,940, and $13,026, respectively, related to income tax benefit from reclassification of items)	382,427	305,061	730,725	657,221
Net Income	$2,601,998	$2,060,579	$4,570,308	$4,429,495
Earnings Per Share
Basic	$0.27	$0.20	$0.47	$0.44
Diluted	$0.26	$0.20	$0.46	$0.43
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income	$2,601,998	$2,060,579	$4,570,308	$4,429,495

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available for sale securities, net of tax expense (benefit) of $254,992, $(354,927), $594,230, and $(1,112,426), respectively	959,255	(1,335,202)	2,235,437	(4,184,842)
Less: reclassification adjustment for realized losses included in net income, net of tax benefit of $32,940, $13,026, $32,940, and $13,026, respectively	(123,919)	(49,003)	(123,919)	(49,003)
	1,083,174	(1,286,199)	2,359,356	(4,135,839)

Comprehensive Income	$3,685,172	$774,380	$6,929,664	$293,656
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2025	10,490,264	$104,903	$93,836,968	$92,058,581	$(10,538,580)	$(44,530,015)	$130,931,857
Net income	—	—	—	2,601,998	—	—	2,601,998
Other comprehensive income	—	—	—	—	—	1,083,174	1,083,174
ESOP shares earned	—	—	(2,700)	—	183,829	—	181,129
Stock based compensation	—	—	363,459	—	—	—	363,459
Common stock dividends ($0.15 per share)	—	—	—	(1,440,015)	—	—	(1,440,015)
Repurchase of common stock	(101,127)	(1,012)	(1,399,025)	—	—	—	(1,400,037)
Balances, June 30, 2025	10,389,137	$103,891	$92,798,702	$93,220,564	$(10,354,751)	$(43,446,841)	$132,321,565

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	4,570,308	—	—	4,570,308
Other comprehensive loss	—	—	—	—	—	2,359,356	2,359,356
ESOP shares earned	—	—	(8,047)	—	367,659	—	359,612
Stock based compensation	—	—	726,918	—	—	—	726,918
Common stock dividends ($0.30 per share)	—	—	—	(2,932,730)	—	—	(2,932,730)
Repurchase of common stock	(425,823)	(4,259)	(5,629,400)	—	—	—	(5,633,659)
Balances, June 30, 2025	10,389,137	$103,891	$92,798,702	$93,220,564	$(10,354,751)	$(43,446,841)	$132,321,565

See Notes to Condensed Consolidated Statements.

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2024	11,115,887	$111,159	$100,613,827	$88,834,364	$(11,273,897)	$(45,894,736)	$132,390,717
Net income	—	—	—	2,060,579	—	—	2,060,579
Other comprehensive income	—	—	—	—	—	(1,286,199)	(1,286,199)
ESOP shares earned	—	—	(28,270)	—	183,829	—	155,559
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	363,504	—	—	—	363,504
Exercise of stock options	652	6	(8)	—	—	—	(2)
Common stock dividends ($0.14 per share)	—	—	—	(1,437,106)	—	—	(1,437,106)
Repurchase of common stock	(97,315)	(973)	(1,135,825)	—	—	—	(1,136,798)
Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	4,429,495	—	—	4,429,495
Other comprehensive loss	—	—	—	—	—	(4,135,839)	(4,135,839)
ESOP shares earned	—	—	(57,931)	—	367,658	—	309,727
Granting of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	730,989	—	—	—	730,989
Exercise of stock options	652	6	(8)	—	—	—	(2)
Common stock dividends ($0.28 per share)	—	—	—	(2,874,405)	—	—	(2,874,405)
Repurchase of common stock	(189,928)	(1,899)	(2,207,388)	—	—	—	(2,209,287)
Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$4,570,308	$4,429,495
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,475,785	453,606
Depreciation and amortization	440,839	426,406
Deferred income tax	(237,680)	55,666
Stock based compensation	726,918	730,989
Investment securities amortization, net	364,455	504,769
Net loss on sale of investment securities - available for sale	156,859	62,029
Net gains on loan and lease sales	(196,443)	(209,638)
Gain on sale of real estate owned	—	4,124
Gain on sale of premises and equipment	(4,500)	(6,000)
Accretion of loan origination fees	(446,258)	(357,780)
Amortization of mortgage-servicing rights	95,477	89,770
ESOP shares expense	359,612	309,727
Increase in cash surrender value of life insurance	(47,798)	(45,422)
Loans originated for sale	(10,018,214)	(10,973,243)
Proceeds on loans sold	9,765,589	10,549,293
Net change in
Interest receivable	(166,155)	(268,840)
Other assets	1,277,317	1,428,847
Other liabilities	(102,499)	(1,550,807)
Interest payable	(988,458)	(553,511)
Net cash provided by operating activities	7,025,154	5,079,480

Investing Activities
Purchases of securities available for sale	(4,330,256)	(2,659,324)
Proceeds from maturities and paydowns of securities available for sale	8,875,127	8,418,748
Proceeds from sales of securities available for sale	6,765,143	3,789,203
Proceeds from maturities and paydowns of securities held to maturity	565,159	290,305
Net change in loans	(8,701,674)	(49,624,675)
Proceeds from sales of real estate owned	—	81,909
Purchases of premises and equipment	(703,448)	(229,675)
Proceeds from sale of premises and equipment	—	6,000
Purchase of FHLB stock	—	(1,260,000)
Net cash provided by (used in) investing activities	2,470,051	(41,187,509)

Financing Activities
Net change in
Demand and savings deposits	10,048,117	8,105,888
Certificates of deposit	(7,598,958)	50,838,793
Advances by borrowers for taxes and insurance	76,318	25,966
Proceeds from FHLB advances	179,000,000	138,000,000
Repayment of FHLB advances	(177,000,000)	(157,000,000)
Repurchase of common stock	(5,633,659)	(2,209,287)
Proceeds from stock option exercises	—	(2)
Dividends paid	(2,932,730)	(2,874,405)
Net cash (used in) provided by financing activities	(4,040,912)	34,886,953

Net Change in Cash and Cash Equivalents	5,454,293	(1,221,076)
Cash and Cash Equivalents, Beginning of Period	21,757,190	20,240,125
Cash and Cash Equivalents, End of Period	$27,211,483	$19,019,049

Additional Cash Flows and Supplementary Information
Interest paid	$22,185,109	$20,740,339
Transfers from loans to other real estate owned	—	—
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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$1,412	$—	$4	$1,408
SBA Pools	3,856	1	447	3,410
Federal agencies	16,000	—	1,235	14,765
State and municipal obligations	158,450	4	33,081	125,373
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	113,127	60	18,190	94,997
Corporate obligations	11,500	—	2,105	9,395
	304,345	65	55,062	249,348
Held to maturity
State and municipal obligations	2,932	9	86	2,855
	2,932	9	86	2,855

Total investment securities	$307,277	$74	$55,148	$252,203

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$3,159	$2	$—	$3,161
SBA Pools	4,243	—	543	3,700
Federal agencies	15,000	—	1,666	13,334
State and municipal obligations	162,524	1	32,166	130,359
Mortgage-backed securities - (GSE) residential	119,748	5	21,440	98,313
Corporate obligations	11,500	—	2,175	9,325
	316,174	8	57,990	258,192
Held to maturity
State and municipal obligations	3,498	8	85	3,421
	3,498	8	85	3,421

Total investment securities	$319,672	$16	$58,075	$261,613
The amortized cost and fair value of investment securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$2,792	$2,784	$35	$35
One to five years	23,945	22,732	1,837	1,833
Five to ten years	42,190	37,223	450	444
After ten years	122,291	91,612	610	543
	191,218	154,351	2,932	2,855
Mortgage-backed securities –GSE residential	113,127	94,997	—	—

Totals	$304,345	$249,348	$2,932	$2,855
Investment securities with a carrying value of $140,436,000 and $136,799,000 were pledged at June 30, 2025 and December 31, 2024, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of securities available for sale for both the three and six months ended June 30,2025 were $6,765,000. Gross losses recognized on the sale of securities available for sale for the three and six months ended June 30, 2025 were $157,000, while there were no gross gains recognized during those same periods. Proceeds from the sale of securities available for sale for both the three and six months ended June 30, 2024 were $3,789,000. Gross losses recognized on the sale of securities available for sale for the three and six months ended June 30, 2024 were $62,000, while there were no gross gains recognized during those same periods.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at June 30, 2025 and December 31, 2024 was $244,053,000 and $255,749,000, respectively, which is approximately 96% and 98% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at June 30, 2025. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

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
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of June 30, 2025, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of June 30, 2025 and December 31, 2024:

	State and municipal obligations
	June 30, 2025	December 31, 2024

AA+	$415	$483
AA-	—	295
A+	435	605
Not rated	2,082	2,115

	$2,932	$3,498
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

Description of Securities	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$1,407	$4	$—	$—	$1,407	$4
SBA Pools	—	—	3,061	447	3,061	447
Federal agencies	999	1	13,766	1,234	14,765	1,235
State and municipal obligations	20	—	122,335	33,081	122,355	33,081
Mortgage-backed securities - GSE residential	—	—	91,090	18,190	91,090	18,190
Corporate obligations	—	—	9,395	2,105	9,395	2,105
Total available for sale	2,426	5	239,647	55,057	242,073	55,062

Held to maturity
State and municipal obligations	719	7	1,261	79	1,980	86

Total	$3,145	$12	$240,908	$55,136	$244,053	$55,148

Description of Securities	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$454	$1	$2,991	$542	$3,445	$543
Federal agencies	—	—	13,334	1,666	13,334	1,666
State and municipal obligations	1,578	17	127,705	32,149	129,283	32,166
Mortgage-backed securities - GSE residential	1,045	10	96,296	21,430	97,341	21,440
Corporate obligations	—	—	9,324	2,175	9,324	2,175
Total available for sale	3,077	28	249,650	57,962	252,727	57,990

Held to maturity
State and municipal obligations	1,253	12	1,769	73	3,022	85

Total	$4,330	$40	$251,419	$58,035	$255,749	$58,075
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
The Company expects the fair value of the securities described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Commercial mortgage	$393,632	$371,705
Commercial and industrial	140,700	126,367
Construction and development	102,367	132,570
Multi-family	191,750	185,864
Residential mortgage	168,956	172,644
Home equity lines of credit	19,449	16,826
Direct financing leases	147,193	148,102
Consumer	20,596	21,218
	1,184,643	1,175,296
Less
Allowance for credit losses on loans and leases	16,219	15,791
Deferred loan fees	574	626

	$1,167,850	$1,158,879

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of June 30, 2025 and rating category as of December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of June 30, 2025:
Commercial mortgage
Pass	$42,420	$28,513	$32,396	$84,289	$55,323	$112,283	$26,738	$381,962
Substandard	—	—	—	—	7,009	4,661	—	11,670
Total Commercial mortgage	42,420	28,513	32,396	84,289	62,332	116,944	26,738	393,632
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	13,942	16,905	26,290	7,561	10,097	11,523	52,432	138,750
Substandard	—	—	—	232	111	33	1,574	1,950
Total Commercial and industrial	13,942	16,905	26,290	7,793	10,208	11,556	54,006	140,700
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	9,077	20,753	30,061	25,191	12,270	115	—	97,467
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	9,077	20,753	30,061	25,191	12,270	5,015	—	102,367
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	4,724	17,997	9,144	58,463	46,839	25,888	23,829	186,884
Special Mention	—	—	—	—	1,408	3,458	—	4,866
Total Multi-family	4,724	17,997	9,144	58,463	48,247	29,346	23,829	191,750
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	9,203	19,431	32,193	26,471	26,323	50,838	2,849	167,308
Substandard	—	—	34	—	498	1,116	—	1,648
Total Residential mortgage	9,203	19,431	32,227	26,471	26,821	51,954	2,849	168,956
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	108	—	217	—	57	—	19,054	19,436
Substandard	—	—	—	—	—	—	13	13
Total Home equity lines of credit	108	—	217	—	57	—	19,067	19,449
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	31,785	45,448	42,305	18,455	6,815	1,541	—	146,349
Substandard	—	62	69	88	50	11	—	280
Doubtful	—	19	365	114	58	8	—	564
Total Direct financing leases	31,785	45,529	42,739	18,657	6,923	1,560	—	147,193
Current period gross charge-offs	—	171	602	201	179	12	—	1,165
Consumer
Pass	4,082	5,591	4,823	3,892	1,596	525	—	20,509
Substandard	—	13	7	24	43	—	—	87
Total Consumer	4,082	5,604	4,830	3,916	1,639	525	—	20,596
Current period gross charge-offs	35	8	15	10	9	23	—	100

Total Loans and Leases	$115,341	$154,732	$177,904	$224,780	$168,497	$216,900	$126,489	$1,184,643
Total current period gross charge-offs	$35	$179	$617	$211	$188	$35	$—	$1,265

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2024:
Commercial mortgage
Pass	$22,469	$40,634	$82,254	$65,852	$31,382	$90,763	$33,393	$366,747
Substandard	—	—	—	234	4,724	—	—	4,958
Total Commercial mortgage	22,469	40,634	82,254	66,086	36,106	90,763	33,393	371,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,197	28,998	9,866	11,111	2,703	9,648	44,026	124,549
Substandard	—	—	282	—	—	35	1,501	1,818
Total Commercial and industrial	18,197	28,998	10,148	11,111	2,703	9,683	45,527	126,367
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	20,811	44,837	43,691	18,185	30	116	—	127,670
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,811	44,837	43,691	18,185	30	5,016	—	132,570
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,252	3,789	61,936	50,178	6,195	24,845	26,751	180,946
Special Mention	—	—	—	1,461	3,457	—	—	4,918
Total Multi-family	7,252	3,789	61,936	51,639	9,652	24,845	26,751	185,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	22,614	33,949	28,498	28,302	16,239	39,174	2,513	171,289
Substandard	—	35	—	450	—	870	—	1,355
Total Residential mortgage	22,614	33,984	28,498	28,752	16,239	40,044	2,513	172,644
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	18	198	—	57	—	—	16,539	16,812
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	18	198	—	57	—	—	16,553	16,826
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	53,286	53,601	25,447	11,381	3,336	329	—	147,380
Substandard	127	318	175	40	28	—	—	688
Doubtful	—	9	—	7	18	—	—	34
Total Direct financing leases	53,413	53,928	25,622	11,428	3,382	329	—	148,102
Current period gross charge-offs	—	741	592	325	72	1	—	1,731
Consumer
Pass	6,807	6,272	5,200	2,088	438	314	—	21,119
Substandard	—	3	47	49	—	—	—	99
Total Consumer	6,807	6,275	5,247	2,137	438	314	—	21,218
Current period gross charge-offs	47	89	114	32	—	3	—	285

Total Loans and Leases	$151,581	$212,643	$257,396	$189,395	$68,550	$170,994	$124,737	$1,175,296
Total current period gross charge-offs	$47	$830	$706	$357	$72	$30	$—	$2,042

For the three months ended June 30, 2025 and December 31, 2024, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$99	$—	$704	$803	$392,829	$393,632	$704
Commercial and industrial	58	33	111	202	140,498	140,700	111
Construction and development	594	—	4,900	5,494	96,873	102,367	—
Multi-family	—	2,362	—	2,362	189,388	191,750	—
Residential mortgage	757	496	1,648	2,901	166,055	168,956	1,573
Home equity	109	—	13	122	19,327	19,449	13
Direct financing leases	211	121	3	335	146,858	147,193	3
Consumer	264	95	87	446	20,150	20,596	87

Totals	$2,092	$3,107	$7,466	$12,665	$1,171,978	$1,184,643	$2,491

	December 31, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$101	$216	$—	$317	$371,388	$371,705	$—
Commercial and industrial	419	—	—	419	125,948	126,367	—
Construction and development	429	240	4,900	5,569	127,001	132,570	—
Multi-family	—	—	—	—	185,864	185,864	—
Residential mortgage	781	540	1,356	2,677	169,967	172,644	1,261
Home equity	11	58	14	83	16,743	16,826	14
Direct financing leases	673	362	340	1,375	146,727	148,102	340
Consumer	108	183	99	390	20,828	21,218	99

Totals	$2,522	$1,599	$6,709	$10,830	$1,164,466	$1,175,296	$1,714

The following table presents information on the Company’s nonaccrual loans and leases at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial and industrial	$33	$33	$35	$—
Construction and development	4,900	—	4,900	—
Residential mortgage	76	76	94	94
Direct financing leases	564	564	34	34
Total nonaccrual loans and leases	$5,573	$673	$5,063	$128

During both the three months ended June 30, 2025 and December 31, 2024, the Company recognized $1,000 of interest income on nonaccrual loans and leases.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$11,444	$—	$—	$—	$11,444	$—
Commercial and industrial	—	—	—	1,684	1,684	12
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,408	—	—	1,408	—
Residential mortgage	—	—	124	—	124	—
Total	$16,344	$1,408	$124	$1,684	$19,560	$1,012

	December 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$4,724	$—	$—	$—	$4,724	$—
Commercial and industrial	—	—	—	1,501	1,501	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,461	—	—	1,461	—
Residential mortgage	—	—	143	—	143	—
Total	$9,624	$1,461	$143	$1,501	$12,729	$1,000

Loan/Lease Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged-off, reducing the amortized cost basis of the loan or lease and adjusting the allowance for credit losses. During the three and six months ended June 30, 2025 and 2024, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the three or six months ended June 30, 2025 or 2024, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. At both June 30, 2025 and December 31, 2024 there was $37,000 of other real estate owned, consisting of foreclosed residential real estate properties. At June 30, 2025 and December 31, 2024, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $289,000 and $275,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	June 30, 2025	December 31, 2024

Total minimum lease payments to be received	$167,929	$168,934
Initial direct costs	9,584	9,360
	177,513	178,294
Less: Unearned income	(30,320)	(30,192)

Net investment in direct finance leases	$147,193	$148,102

The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2025:

Remainder of 2025	$34,301
2026	57,601
2027	40,175
2028	23,866
2029	10,158
Thereafter	1,828

$167,929

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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three and six months ended June 30, 2025 and 2024, respectively:

	Balances, March 31, 2025	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2025

Commercial mortgage	$4,734	$54	$—	$—	$4,788
Commercial and industrial	1,623	34	—	3	1,660
Construction and development	2,001	142	—	—	2,143
Multi-family	2,807	(155)	—	—	2,652
Residential mortgage	1,901	(27)	—	2	1,876
Home equity	196	15	—	—	211
Direct financing leases	2,467	633	(647)	59	2,512
Consumer	349	71	(60)	17	377
Total	$16,078	$767	$(707)	$81	$16,219

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2025

Commercial mortgage	$4,486	$302	$—	$—	$4,788
Commercial and industrial	1,483	172	—	5	1,660
Construction and development	2,243	(100)	—	—	2,143
Multi-family	2,660	(8)	—	—	2,652
Residential mortgage	1,910	(56)	—	22	1,876
Home equity	184	27	—	—	211
Direct financing leases	2,469	1,042	(1,165)	166	2,512
Consumer	356	71	(100)	50	377
Total	$15,791	$1,450	$(1,265)	$243	$16,219

	Balances, March 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2024

Commercial mortgage	$4,626	$155	$—	$—	$4,781
Commercial and industrial	1,390	17	—	14	1,421
Construction and development	3,900	(436)	—	—	3,464
Multi-family	1,906	191	—	—	2,097
Residential mortgage	1,720	36	—	5	1,761
Home equity	113	20	—	—	133
Direct financing leases	1,868	477	(514)	89	1,920
Consumer	302	47	(66)	22	305
Total	$15,825	$507	$(580)	$130	$15,882

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2024

Commercial mortgage	$4,655	$126	$—	$—	$4,781
Commercial and industrial	1,281	65	—	75	1,421
Construction and development	3,883	(419)	—	—	3,464
Multi-family	1,789	308	—	—	2,097
Residential mortgage	1,681	81	(10)	9	1,761
Home equity	102	31	—	—	133
Direct financing leases	1,955	723	(871)	113	1,920
Consumer	317	78	(138)	48	305
Total	$15,663	$993	$(1,019)	$245	$15,882

During the second quarter of 2025, the allowance for credit losses on loans and leases increased from $16.1 million at March 31, 2025, to $16.2 million at June 30, 2025. The increase was attributable to provisions for credit losses totaling $767,000 during the three months ended June 30, 2025, partially offset by net charge-offs of $626,000. Set forth below is a segment analysis of the loan and lease portfolio reflecting the change in the allowance for each segment, due to the change in the amount of each segment.

•Commercial Mortgage – allowance increased due to loan balances increasing $6.1 million.
•Commercial & Industrial – allowance increased due to loan balances increasing $4.2 million.
•Construction & Development – allowance increased due to loan balances increasing $2.4 million.
•Multi-Family – allowance decreased due to loan balances decreasing $19.7 million.
•Residential Mortgage – allowance decreased due to loan balances decreasing $3.7 million.

•Home Equity – allowance increased due to loan balances increasing $1.3 million.
•Direct Financing Leases – allowance increased due to loan balances increasing $1.1 million.
•Consumer – allowance increased due to loan balances increasing $353,000.

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 69.9% and 69.5% of our portfolio as of June 30, 2025 and December 31, 2024, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 69.3% and 68.9% of our total allowance at June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, there are several key economic factors that continue to affect the Company's loan and lease portfolio. These economic factors include persistent inflation, weakening economic growth, and unemployment. In addition, geopolitical uncertainty and risks associated with tariffs have significant indirect and direct impacts on supply chains and price increases. These key factors will continue to influence the Company's loan and lease portfolio for the near future.

The Company remains committed to three growth market regions: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. As high-growth areas, these market regions specialize in commercial real estate loans. Their respective forecasts are described below:

•Columbus, Ohio – The economic outlook for the Columbus MSA region is mixed. Economic expansion is expected to be modest. The market region continues to forecast ordinary job growth, with real GDP remaining flat for the remainder of 2025. The unemployment rates edged slightly higher than the national unemployment average. However, the market region is actively investing in workforce development, targeting high-demand fields such as information technology, engineering technology, and healthcare.
•Cincinnati/Dayton/Springfield, Ohio – The economic outlook for the Cincinnati/Dayton/Springfield market region is steady job growth. However, the unemployment rate continues to be slightly above the national average due to labor force constraints, housing supply shortages, and uncertainty tied to geopolitics and tariffs. Ongoing advanced manufacturing investments are expected to boost job creation and regional diversification. The synergy between this market area as an integral part of Ohio's broader "Silicon Corridor" is increasingly vital for attracting new investment and workforce talent.
•Indianapolis, Indiana – The economic outlook for the Indianapolis market region is robust growth. This can be attributed to diversified contributions from key sectors, improving wages, and low unemployment. For 2025, Indianapolis is projected to have a top housing market within the Midwest, driven by affordability, job gains, and inventory. The economic outlook for the region is favorable, while the unemployment rate is in line with the national unemployment rate average.

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

The following tables detail activity in the allowance for credit losses on unfunded commitments during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024

Beginning balance	$607	$1,339
Reversal of credit losses	(23)	(236)
Ending balance	$584	$1,103

	Six Months Ended June 30,
	2025	2024

Beginning balance	$558	$1,642
Provision for (reversal of) credit losses	26	(539)
Ending balance	$584	$1,103

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the Condensed Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2025
Available for sale securities
U.S. Treasury securities	$1,408	$1,408	$—	$—
SBA Pools	3,410	—	3,410	—
Federal agencies	14,765	—	14,765	—
State and municipal obligations	125,373	—	125,373	—
Mortgage-backed securities - GSE residential	94,997	—	94,997	—
Corporate obligations	9,395	—	9,395	—
	$249,348	$1,408	$247,940	$—

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2024
Available for sale securities
U.S. Treasury securities	$3,161	$3,161	$—	$—
SBA Pools	3,700	—	3,700	—
Federal agencies	13,334	—	13,334	—
State and municipal obligations	130,359	—	130,359	—
Mortgage-backed securities - GSE residential	98,313	—	98,313	—
Corporate obligations	9,325	—	9,325	—
	$258,192	$3,161	$255,031	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2025.
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
Nonrecurring Measurements
As of June 30, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Financial assets
Cash and cash equivalents	$27,211	$27,211	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	249,348	1,408	247,940	—
Held to maturity securities	2,932	—	2,855	—
Loans held for sale	136	—	—	136
Loans and leases receivable, net	1,167,850	—	—	1,123,606
FHLB stock	13,907	—	13,907	—
Interest receivable	6,196	—	6,196	—
Financial liabilities
Deposits	1,096,389	—	1,098,052	—
FHLB advances	267,000	—	266,899	—
Interest payable	3,843	—	3,843	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets
Cash and cash equivalents	$21,757	$21,757	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	258,192	3,161	255,031	—
Held to maturity securities	3,498	—	3,421	—
Loans held for sale	1,093	—	—	1,093
Loans and leases receivable, net	1,158,879	—	—	1,099,274
FHLB stock	13,907	—	13,907	—
Interest receivable	6,030	—	6,030	—
Financial liabilities
Deposits	1,093,940	—	1,095,961	—
FHLB advances	265,000	—	264,162	—
Interest payable	4,832	—	4,832	—

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

	Three Months Ended June 30,
	2025	2024

Net income	$2,602	$2,061
Shares outstanding for Basic EPS:
Average shares outstanding	10,416,086	11,062,323
Less: average restricted stock award shares not vested	82,463	165,842
Less: average unearned ESOP Shares	775,360	829,467
Shares outstanding for Basic EPS	9,558,263	10,067,014

Additional Dilutive Shares	286,609	111,255

Shares outstanding for Diluted EPS	9,844,872	10,178,269

Basic Earnings Per Share	$0.27	$0.20
Diluted Earnings Per Share	$0.26	$0.20

	Six Months Ended June 30,
	2025	2024

Net income	$4,570	$4,429
Shares outstanding for Basic EPS:
Average shares outstanding	10,563,679	11,116,338
Less: average restricted stock award shares not vested	82,918	166,570
Less: average unearned ESOP Shares	782,085	836,230
Shares outstanding for Basic EPS	9,698,676	10,113,538

Additional Dilutive Shares	265,482	90,591

Shares outstanding for Diluted EPS	9,964,158	10,204,129

Basic Earnings Per Share	$0.47	$0.44
Diluted Earnings Per Share	$0.46	$0.43

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants.

The Company’s expense for the plan was $66,000 and $130,000 for the three and six months ended June 30, 2025, and $70,000 and $138,000 for the three and six months ended June 30, 2024, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 761,982 and 789,035 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at June 30, 2025 and December 31, 2024, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the three and six months ended June 30, 2025 was $181,000 and $360,000, respectively, and was $156,000 and $310,000 for the three and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024

Earned ESOP shares	320,148	293,095
Unearned ESOP shares	761,982	789,035
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.80	$14.15
Fair value of earned shares (in thousands)	$4,418	$4,147
Fair value of unearned shares (in thousands)	$10,515	$11,165

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
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. On April 1, 2021, the Company awarded an additional 4,000 shares of common stock under the 2020 EIP with a grant date fair value of $13.86 (total fair value of $55,000 at issuance) to eligible participants. These awards vest in five equal annual installments with the first vesting having occurred on June 30, 2021. Forfeited shares may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.

The following table summarizes the restricted stock award activity in the 2020 EIP during the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	83,379	$10.55
Granted	—	—
Vested	(83,379)	10.55
Forfeited	—	—
Non-vested, June 30, 2025	—	—
Total compensation cost recognized in the Condensed Consolidated Statements of Income for restricted stock awards during the three and six months ended June 30, 2025 was $217,000 and $434,000, and the related tax benefit recognized was $46,000 and $91,000, respectively. As of June 30, 2025, there was no unrecognized compensation expense related to restricted stock awards.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 shares of common stock under the 2020 EIP with an exercise price of $10.53 per share, the fair value of a share of the Company's common stock on the date of grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. These awards vest in five equal annual installments with the first vesting having occurred on June 30, 2021. Forfeited options are available to be awarded in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2025.

	Six Months Ended June 30, 2025
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,016,497	$10.55
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, June 30, 2025	1,016,497	10.55
Exercisable at end of period	1,016,497	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

April 1, 2021
Dividend yields	1.90%
Volatility factors of expected market price of common stock	26.98%
Risk-free interest rates	1.16%
Expected life of options	6.1 years

A summary of the status of the Company stock option shares as of June 30, 2025 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	204,096	$2.91
Vested	(204,096)	2.91
Non-vested, June 30, 2025	—	$—

Total compensation cost recognized in the Condensed Consolidated Statements of Income for option-based payment arrangements for the three and six months ended June 30, 2025 was $146,000 and $293,000, and the related tax benefit recognized was $16,000 and $31,000, respectively. As of June 30, 2025, there was no unrecognized compensation expense related to the stock option awards.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At June 30, 2025 and December 31, 2024, the balance of these investments in LIHTC totaled $864,000 and $951,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheets. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Amortization expense	$44	$46	$87	$90
Tax credits recognized	43	44	91	90

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2025, and the consolidated results of operations for the three and six month periods ended June 30, 2025, compared to the same periods in 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•effects of employment levels, labor shortages, persistent inflation, recessionary pressures, or slowing economic growth;
•changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (the "Federal Reserve");
•the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer behavior;
•effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
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
•legislation or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
•our ability to pay dividends on our common stock;
•our ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;

•geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin (no deposits) Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United

States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $214.2 million at June 30, 2025.
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
At June 30, 2025, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $132.3 million in stockholders’ equity. At June 30, 2025, First Bank Richmond’s total risk-based capital ratio was 14.24%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2025, net income was $4.6 million, compared with net income of $4.4 million for the six months ended June 30, 2024.
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
There have been no significant changes during the six months ended June 30, 2025 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2024 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at June 30, 2025 and December 31, 2024
General.  Total assets increased $2.9 million, or 0.2%, to $1.5 billion at June 30, 2025 from December 31, 2024. The increase was primarily the result of a $9.0 million, or 0.8%, increase in loans and leases, net of allowance for credit losses, to $1.2 billion, and a $5.5 million, or 25.1%, increase in cash and cash equivalents to $27.2 million. These increases were partially offset by a $9.4 million, or 3.6%, decrease in investment securities to $252.3 million, and a $1.6 million decrease in other assets, primarily deferred tax assets.
Investment Securities. Investment securities available for sale totaled $249.3 million and $258.2 million, while investment securities held to maturity totaled $2.9 million and $3.5 million at June 30, 2025 and December 31, 2024, respectively. The $8.8 million, or 3.4%, decrease in investment securities available for sale was primarily due to maturities and principal repayments of $8.9 million and $6.8 million in sales of securities, partially offset by a $3.0 million upward mark-to-market adjustment on the investment portfolio resulting from lower market interest rates and purchases of securities totaling $4.3 million. The $566,000 decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities and repayments were primarily used to fund loan growth.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $9.0 million, or 0.8%, to $1.2 billion at June 30, 2025 from December 31, 2024. The increase in loans and leases was attributable to increases in commercial real estate, commercial and industrial, and multi-family loans of $21.9 million, $14.3 million, and $5.9 million, respectively. These increases were partially offset by a $30.2 million decrease in construction and development loans. At June 30, 2025, loans held for sale totaled $136,000, compared to $1.1 million at December 31, 2024.
Nonaccrual loans and leases totaled $5.6 million at June 30, 2025, compared to $5.1 million at December 31, 2024. The increase was primarily due to a $530,000 increase in nonaccrual direct financing leases, which increased to $564,000 from $34,000. Accruing loans and leases past due 90 days or more totaled $2.5 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively. The increase in accruing loans past due 90 days or more was primarily due to one commercial real estate loan of $704,000. At June 30, 2025, this loan had a loan to value ratio of 79.1%, and was largely guaranteed by the U.S. Small Business Administration ("SBA"). Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $8.1 million, or 0.68% of total loans and leases, at June 30, 2025, compared to $6.8 million, or 0.58% of total loans and leases, at December 31, 2024.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $428,000, or 2.7%, to $16.2 million at June 30, 2025 from December 31, 2024. At June 30, 2025, the allowance for credit losses on loans and leases totaled 1.37% of total loans and leases outstanding. The increase in the allowance was primarily due to changes in portfolio composition, primarily growth in commercial real estate, multi-family, and commercial and industrial loans, which generally carry higher reserve requirements relative to other segments. In addition, updated economic forecasts, including expectations for slowing GDP growth and rising unemployment, contributed to a more cautious provisioning approach. At December 31, 2024, the allowance for credit losses on loans and leases totaled $15.8 million, or 1.34% of total loans and leases outstanding. Net charge-offs during the first half of 2025 totaled $1.0 million, and were primarily attributable to direct financing leases, compared to net charge-offs of $774,000 during the first half of 2024.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2025, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4: Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $1.6 million, or 7.2%, to $20.9 million at June 30, 2025 from $22.5 million at December 31, 2024. The decrease was primarily caused by a reduction in the Company's deferred tax asset, reflecting lower unrealized losses in the available for sale investment portfolio following a decline in market rates.
Deposits. Total deposits increased $2.4 million, or 0.2%, to $1.1 billion at June 30, 2025 from December 31, 2024. The increase in deposits primarily was due to an increase in interest-bearing demand deposits of $12.0 million, and retail (non-brokered) time deposits of $10.5 million. These increases were partially offset by decreases in brokered time deposits of $18.1 million, and noninterest-bearing accounts of $3.9 million. Brokered deposits totaled $239.5 million, or 21.8% of total deposits, at June 30, 2025, compared to $257.6 million, or 23.5% of total deposits, at December 31, 2024. At June 30, 2025, noninterest-bearing deposits totaled $106.2 million, or 9.7% of total deposits, compared to $110.1 million, or 10.1% of total deposits, at December 31, 2024. Management attributes the shift from transaction accounts to time deposits to customer demand for higher yields, as financial institutions continue to offer competitive rates on certificates of deposit in response to elevated market rate levels during late 2024. Although the Federal Reserve began lowering rates in late 2024, deposit pricing remains responsive to competitive pressures and customer preferences for rate certainty.
As of June 30, 2025, approximately $249.8 million of our deposit portfolio, or 22.8% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, increased $2.0 million, or 0.8%, to $267.0 million at June 30, 2025, compared to $265.0 million at December 31, 2024. The increased borrowings were used to fund loan growth.
Stockholders’ Equity. Stockholders’ equity totaled $132.3 million at June 30, 2025, a decrease of $550,000, or 0.4%, from December 31, 2024. The decrease in stockholders' equity resulted from the payment of $2.9 million in dividends to Company stockholders and the repurchase of $5.6 million of Company common stock, partially offset by net income of $4.6 million and a decrease in AOCL of $2.4 million. The decrease in AOCL was a result of improved fair values in the Company's available for sale investment portfolio, resulting from a reduction in market rates of interest. At December 31, 2024, the available for sale portfolio had a net unrealized loss of $58.0 million compared to a net unrealized loss of $55.0 million at

June 30, 2025. The AOCL impact to equity, after tax affecting the unrealized loss, was $43.4 million at June 30, 2025 compared to $45.8 million at December 31, 2024. The Company repurchased 425,823 shares of Company common stock at an average price of $13.14 per share for a total of $5.6 million during the first half of 2025. The Company's equity to asset ratio was 8.78% at June 30, 2025. At June 30, 2025, the Bank's Tier 1 capital to total assets ratio was 10.75% and the Bank's capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024.
General. Net income for the three months ended June 30, 2025 was $2.6 million, a $541,000 or 26.3% increase from net income of $2.1 million for the three months ended June 30, 2024. Diluted earnings per share were $0.26 for the second quarter of 2025, compared to $0.20 diluted earnings per share for the second quarter of 2024. The increase in net income primarily was the result of an increase in net interest income of $1.2 million, partially offset by a $474,000 increase in the provision for credit losses. In addition, noninterest income declined $32,000, and noninterest expense increased $58,000.
Interest Income.  Interest income increased $1.3 million, or 6.3%, to $21.3 million during the quarter ended June 30, 2025, compared to $20.1 million during the quarter ended June 30, 2024. Interest income on loans and leases increased $1.4 million, or 7.7%, to $19.2 million for the quarter ended June 30, 2025, from $17.8 million for the comparable quarter in 2024, due to an increase in the average balance of loans and leases of $28.6 million, and an increase of 31 basis points in the average yield earned on loans and leases as new loans and leases were originated at higher rates and existing variable rate loans in the portfolio adjusted upward due to the overall higher interest rate environment. The average outstanding loan and lease balance was $1.2 billion for the quarter ended June 30, 2025 and $1.1 billion for the same quarter of 2024.  The average yield on loans and leases was 6.51% for the quarter ended June 30, 2025, compared to 6.20% for the comparable quarter in 2024.
Interest income on investment securities, excluding FHLB stock, decreased $123,000, or 7.1%, to $1.6 million for the second quarter of 2025 from the comparable quarter in 2024. The decrease was due to a $21.4 million decrease in the average balance, primarily as a result of maturities and paydowns on securities being used to fund loan growth, partially offset by a two basis point increase in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, increased to 2.56% for the second quarter of 2025, compared to 2.54% for the second quarter of 2024. The average balance of investment securities, excluding FHLB stock, decreased to $251.7 million for the quarter ended June 30, 2025, compared to $273.1 million for the quarter ended June 30, 2024.
Dividends on FHLB stock decreased $13,000, or 4.0%, during the quarter ended June 30, 2025, from the comparable quarter in 2024, resulting in an average yield on FHLB stock of 8.89% for the three months ended June 30, 2025, compared to 9.26% for the three months ended June 30, 2024. Interest income on cash and cash equivalents increased $25,000, or 11.5%, to $243,000 during the quarter ended June 30, 2025 from the comparable quarter in 2024, due to a $7.7 million increase in the average balance of cash and cash equivalents, partially offset by a 127 basis point decrease in the average yield.
Interest Expense. Interest expense increased $77,000, or 0.7%, to $10.6 million for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Interest expense on deposits decreased $189,000, or 2.4%, to $7.8 million for the quarter ended June 30, 2025, from the comparable quarter in 2024. The decrease in interest expense on deposits primarily was attributable to a nine basis point decrease in the average rate paid on interest-bearing deposits, partially offset by a $4.3 million increase in the average balance. The average rate paid on interest-bearing deposits was 3.14% for the quarter ended June 30, 2025, compared to 3.23% for the quarter ended June 30, 2024. The average balance of interest-bearing deposits was $995.4 million for the quarter ended June 30, 2025, compared to $991.1 million in the comparable quarter in 2024. Interest expense on FHLB borrowings increased $267,000, or 10.6%, to $2.8 million in the second quarter of 2025 compared to $2.5 million for the same quarter in 2024, due to an increase in the average rate paid on FHLB borrowings of 35 basis points. The average rate paid on FHLB borrowings was 4.24% for the quarter ended June 30, 2025, compared to 3.89% for the second quarter of 2024. The average balance of FHLB borrowings totaled $262.1 million during the quarter ended June 30, 2025, compared to $257.9 million for the quarter ended June 30, 2024.
Management continues to actively evaluate funding mix and pricing strategies to balance interest expense with overall liquidity needs. This includes a focus on deepening core deposit relationships, selectively reducing higher-cost deposits, and managing wholesale borrowings to optimize the cost of funds.
Net Interest Income.  Net interest income before the provision for credit losses increased $1.2 million, or 12.4%, to $10.8 million for the second quarter of 2025, compared to $9.6 million for the second quarter of 2024. This increase was due to a 29 basis point increase in the average interest rate spread and a $6.3 million increase in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates.
Net interest margin (annualized) was 2.93% for the three months ended June 30, 2025, compared to 2.64% for the three months ended June 30, 2024. The increase in net interest margin was attributable to improved asset yields, particularly on loans and leases, outpacing the modest rise in funding costs. The Company also benefited from a more favorable asset repricing environment following the Federal Reserve's rate cuts in late 2024, which reduced deposit costs while asset yields remained elevated.
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

	Three Months Ended June 30,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,178,026	$19,183	6.51%	$1,149,457	$17,811	6.20%
Securities	251,717	1,611	2.56%	273,142	1,734	2.54%
FHLB stock	13,907	309	8.89%	13,907	322	9.26%
Cash and cash equivalents and other	24,156	243	4.02%	16,492	218	5.29%
Total interest-earning assets	1,467,806	21,346	5.82%	1,452,998	20,085	5.53%
Non-earning assets	40,536			44,668
Total assets	1,508,342			1,497,666

Interest-bearing liabilities:
Savings and money market accounts	316,419	1,833	2.32%	290,250	1,803	2.48%
Interest-bearing checking accounts	140,977	373	1.06%	144,363	437	1.21%
Certificate accounts	538,026	5,605	4.17%	556,521	5,761	4.14%
Borrowings	262,088	2,775	4.24%	257,885	2,508	3.89%
Total interest-bearing liabilities	1,257,510	10,586	3.37%	1,249,019	10,509	3.37%
Noninterest-bearing demand deposits	107,351			106,924
Other liabilities	13,222			13,287
Stockholders' equity	130,259			128,436
Total liabilities and stockholders' equity	1,508,342			1,497,666

Net interest income		$10,760			$9,576
Net earning assets	$210,296			$203,979

Net interest rate spread(1)			2.45%			2.16%
Net interest margin(2)			2.93%			2.64%
Average interest-earning assets to average interest-bearing liabilities	116.72%			116.33%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Credit Losses. A provision for credit losses of $745,000 was recognized during the three months ended June 30, 2025, compared to a provision for credit losses of $270,000 for the three months ended June 30, 2024. Net charge-offs during the second quarter of 2025 were $626,000, compared to $450,000 in the second quarter of 2024. The increased provision for credit losses during the quarter was primarily due to loan growth in the commercial real estate and commercial and industrial loan portfolios, which generally carry higher estimated loss rates compared to other segments. Additionally, the provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income decreased $32,000, or 2.9%, to $1.1 million for the quarter ended June 30, 2025, compared to the same quarter in 2024. The decline resulted primarily from an increase in net losses on sales of securities of $95,000, partially offset by higher card fee income and other income. Card fee income increased $34,000, or 11.4%, to $336,000, primarily due to higher transaction volume and increased customer utilization of debit and credit card services. Other income increased $13,000, or 3.8%, to $354,000 for the quarter ended June 30, 2025, compared to $341,000 for the comparable quarter in 2024 due to increased wealth management income. Additionally, net gains on loan and lease sales increased $11,000, or 12.2%, in the second quarter of 2025 from the comparable quarter in 2024.
Noninterest Expense.  Noninterest expense increased $58,000, or 0.7%, to $8.1 million for the three months ended June 30, 2025, compared to the same period in 2024. Salaries and employee benefits increased $95,000, or 2.0%, to $4.8 million, primarily due to annual merit increases and higher staffing levels. Legal and professional fees decreased $33,000, or 6.9%, reflecting lower external consulting and legal service costs. Deposit insurance expense decreased $76,000, or 20.0%, primarily due to changes in the Company's asset and deposit mix. Data processing fees increased $46,000, or 5.3%, to $926,000, primarily due to increased software implementation expenses.
Income Tax Expense.  The provision for income taxes increased $77,000 during the three months ended June 30, 2025, compared to the same period in 2024. The effective tax rate for the second quarter of 2025 was 12.8% compared to 12.9% for the same quarter a year ago.
Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024.
General. Net income for the six months ended June 30, 2025 was $4.6 million, a $141,000 or 3.2% increase from net income of $4.4 million for the six months ended June 30, 2024. Diluted earnings per share were $0.46 for the first half of 2025, compared to $0.43 diluted earnings per share for the first half of 2024. The increase in net income primarily was the result of an increase in net interest income of $1.6 million, partially offset by a $1.0 million increase in the provision for credit losses and a $214,000 increase in noninterest expense, with noninterest income remaining relatively unchanged.
Interest Income.  Interest income increased $2.6 million, or 6.6%, to $42.2 million during the six months ended June 30, 2025, compared to $39.6 million during the six months ended June 30, 2024. Interest income on loans and leases increased $2.9 million, or 8.3%, to $38.0 million for the six months ended June 30, 2025, from $35.1 million for the comparable period in 2024, due to an increase in the average balance of loans and leases of $48.1 million, and an increase of 28 basis points in the average yield earned on loans and leases as new loans and leases were originated at higher rates and existing variable rate loans in the portfolio adjusted upward due to the overall higher interest rate environment. The average outstanding loan and lease balance was $1.2 billion for the six months ended June 30, 2025, compared to $1.1 billion for the same period of 2024. The average yield on loans and leases was 6.44% for the six months ended June 30, 2025, compared to 6.16% for the comparable period in 2024.
Interest income on investment securities, excluding FHLB stock, decreased $267,000, or 7.6%, to $3.3 million for the first half of 2025 from the comparable period in 2024. The decrease was due to a $21.6 million decrease in the average balance, primarily as a result of maturities and paydowns on securities being used to fund loan growth. The average yield on investment securities, excluding FHLB stock, was 2.54% for both the first half of 2025 and the first half of 2024. The average balance of investment securities, excluding FHLB stock, decreased to $256.9 million for the six months ended June 30, 2025, compared to $278.5 million for the six months ended June 30, 2024.
Dividends on FHLB stock decreased $26,000, or 4.0%, during the six months ended June 30, 2025, from the comparable period in 2024, resulting in an average yield on FHLB stock of 8.92% for the six months ended June 30, 2025, compared to 9.35% for the six months ended June 30, 2024. Interest income on cash and cash equivalents increased $17,000, or 4.8%, to $374,000 during the six months ended June 30, 2025 from the comparable period in 2024, due to a $3.9 million increase in the average balance of cash and cash equivalents, partially offset by a 79 basis point decrease in the average yield.
Interest Expense. Interest expense increased $1.0 million, or 5.0%, to $21.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Interest expense on deposits increased $589,000, or 3.9%, to $15.7 million for the six months ended June 30, 2025, from the comparable period in 2024. The increase in interest expense on deposits primarily was attributable to a $24.2 million increase in the average balance of, and a five basis point increase in the average rate paid on, interest-bearing deposits. The average rate paid on interest-bearing deposits was 3.16% for the six months ended June 30, 2025, compared to 3.11% for the six months ended June 30, 2024. The average balance of interest-bearing deposits was $992.4 million for the six months ended June 30, 2025, compared to $968.2 million in the comparable period in 2024. The increase in interest-bearing deposit balances and rates reflects ongoing competitive pressures for deposits, as well as a continued shift in customer preferences from non-maturity deposit products into higher-yielding time deposits. Interest expense on FHLB borrowings increased $420,000, or 8.2%, to $5.5 million in the first half of 2025 compared to $5.1 million for the same period in 2024, due to an increase in the average rate paid on FHLB borrowings of 30 basis points. The average rate paid on FHLB borrowings was 4.13% for the six months ended June 30, 2025, compared to 3.83% for the first half of 2024. The average balance of FHLB borrowings totaled $268.3 million during the six months ended June 30, 2025, compared to $267.6 million for the period ended June 30, 2024.
Net Interest Income.  Net interest income before the provision for credit losses increased $1.6 million, or 8.3%, to $21.0 million for the first six months of 2025, compared to $19.4 million for the first six months of 2024. This increase was due to an 18 basis point increase in the average interest rate spread, partially offset by a decrease of $827,000 in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates. The modest decline in average net earning assets was primarily the result of higher average balances of interest-bearing deposits.
Net interest margin (annualized) was 2.86% for the six months ended June 30, 2025, compared to 2.69% for the six months ended June 30, 2024. The increase in net interest margin primarily was due to the yield on interest-earning assets increasing faster than the rate paid on interest-bearing liabilities. This margin expansion was supported by growth in higher-yielding asset categories, particularly commercial and multi-family loans.

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

	Six Months Ended June 30,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,179,329	$37,957	6.44%	$1,137,522	$35,062	6.16%
Securities	256,866	3,264	2.54%	278,505	3,531	2.54%
FHLB stock	13,907	620	8.92%	13,818	646	9.35%
Cash and cash equivalents and other	19,177	374	3.90%	15,232	357	4.69%
Total interest-earning assets	1,469,279	42,215	5.75%	1,445,077	39,596	5.48%
Non-earning assets	40,278			43,365
Total assets	1,509,557			1,488,442

Interest-bearing liabilities:
Savings and money market accounts	310,484	3,556	2.29%	274,724	3,182	2.32%
Interest-bearing checking accounts	137,737	697	1.01%	146,244	819	1.12%
Certificate accounts	544,192	11,403	4.19%	547,207	11,066	4.04%
Borrowings	268,343	5,540	4.13%	267,552	5,120	3.83%
Total interest-bearing liabilities	1,260,756	21,196	3.36%	1,235,727	20,187	3.27%
Noninterest-bearing demand deposits	103,316			107,750
Other liabilities	13,477			13,984
Stockholders' equity	132,008			130,981
Total liabilities and stockholders' equity	1,509,557			1,488,442

Net interest income		$21,019			$19,409
Net earning assets	$208,523			$209,350

Net interest rate spread(1)			2.39%			2.21%
Net interest margin(2)			2.86%			2.69%
Average interest-earning assets to average interest-bearing liabilities	116.54%			116.94%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $1.5 million was recognized during the six months ended June 30, 2025, compared to a provision for credit losses of $454,000 for the six months ended June 30, 2024. Net charge-offs during the first half of 2025 were $1.0 million, compared to $774,000 in the first half of 2024. The increased provision for credit losses during the period was primarily due to loan growth in the commercial real estate and commercial and industrial loan portfolios, which generally carry higher estimated loss rates compared to other segments. Additionally, the provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income remained relatively flat for the six months ended June 30, 2025, compared to the same period in 2024, totaling $2.2 million for both periods. Other income increased $54,000, or 8.2%, to $714,000 for the six months ended June 30, 2025, compared to $660,000 for the comparable period in 2024, primarily due to increased wealth management income. Service fees on deposit accounts increased $23,000, or 4.0%, in the first half of 2025 from the comparable period in 2024, due to year-over-year deposit growth. Card fee income increased $43,000, or 7.2%, to $634,000. Offsetting these increases was an increase in net losses on sales of securities of $95,000 for the first half of 2025 compared to the first half of 2024. Additionally, decreases were recognized in net gains on loan and lease sales of $13,000, or 6.3%, and loan and lease servicing fees of $11,000, or 4.1%.
Noninterest Expense.  Noninterest expense increased $373,000, or 2.3%, to $16.5 million for the six months ended June 30, 2025, compared to $16.1 million for the same period in 2024. Salaries and employee benefits increased $233,000, or 2.5%, to $9.5 million, primarily due to annual merit increases and increased staffing. Other expenses increased $132,000, or 7.1%, in the first half of 2025 compared to the same period in 2024, primarily due to one-time expenses associated with contract negotiations with our core service provider. The renegotiated agreement is expected to produce meaningful cost savings over the term of the contract by reducing costs on existing services and adding new products aimed at improving operational efficiency and the customer experience, while reducing reliance on third-party vendors. Deposit insurance expense decreased $140,000, or 17.9%, primarily due to changes in the Company's asset and deposit mix and related assessments. Data processing fees increased $42,000, or 2.3%, to $1.8 million, primarily due to increased software implementation expenses.
Income Tax Expense.  The provision for income taxes increased $74,000 during the six months ended June 30, 2025, compared to the same period in 2024. The effective tax rate for the first half of 2025 was 13.8% compared to 12.9% for the same period a year ago. The increase in the effective tax rate was primarily due to the expiration and write-off of certain charitable contribution carryforwards.
Capital and Liquidity
Capital. Shareholders' equity totaled $132.3 million at June 30, 2025 and $132.9 million at December 31, 2024. In addition to net income of $4.6 million, other sources of capital during the first half of 2025 included $360,000 related to the allocation of ESOP shares, $727,000 related to stock-based compensation, and a $4.6 million reduction in AOCL. Uses of capital during the first half of 2025 included $2.9 million of dividends paid on common stock and $5.6 million of stock repurchases.
We paid a regular quarterly dividend of $0.15 per common share during the second quarter of 2025, compared to $0.14 per common share during the second quarter of 2024. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2025 at the current dividend rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at June 30, 2025.
Stock Repurchase Plans. From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock-repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Repurchased shares also help satisfy obligations related to stock compensation awards. On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program, authorizing the purchase of up to an additional 321,386 shares of the Company's issued and outstanding common stock, in addition to the 827,554 shares remaining available for repurchase at that date, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved a further extension of the Company's existing stock repurchase program, setting a new expiration date of June 6, 2025. As of the expiration date, approximately 47,121 shares remained available for repurchase under the program. The repurchase program did not obligate the Company to purchase any particular number of shares. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."

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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $276.9 million at June 30, 2025. Certificates of deposit scheduled to mature in less than one year from June 30, 2025 totaled $414.2 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
As of June 30, 2025, we had approximately $12.4 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2025, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $112.5 million. Furthermore, at June 30, 2025, we had approximately $165.4 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of June 30, 2025, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2025, compared to $5.1 million provided by operating activities for the six months ended June 30, 2024. During the six months ended June 30, 2025, net cash provided by investing activities was $2.5 million, compared to $41.2 million of net cash used in investing activities for the same period in 2024. The increase in cash provided was primarily due to a significant net increase in loans during the 2024 period, as well as higher proceeds from sales and maturities of securities available for sale in 2025. Net cash used in financing activities was $4.0 million for the six months ended June 30, 2025, compared to $34.9 million of net cash provided by financing activities during the same period in 2024. The use of cash in 2025 primarily reflected increased activity in issuing certificates of deposit, stock repurchases, and dividends paid, partially offset by an increase in demand and savings deposits and a modest net increase in FHLB advances. Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At June 30, 2025, Richmond Mutual Bancorporation, on an unconsolidated basis, had $1.0 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At June 30, 2025, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2025
Total risk-based capital (to risk weighted assets)	$182,591	14.2%	$102,575	8.0%	$128,219	10.0%
Tier 1 risk-based capital (to risk weighted assets)	166,555	13.0	76,931	6.0	102,575	8.0
Common equity tier 1 capital (to risk weighted assets)	166,555	13.0	57,698	4.5	83,342	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	166,555	10.8	61,962	4.0	77,452	5.0

As of December 31, 2024
Total risk-based capital (to risk weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0
Common equity tier 1 capital (to risk weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,471	10.7	61,579	4.0	76,974	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital. Failure to maintain the required buffer could result in limitations on the Bank's ability to pay dividends and discretionary bonuses and the Company's ability to repurchase shares based on specified percentages of eligible retained income. At June 30, 2025, the Bank’s capital exceeded the conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2025, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2025, were effective.

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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2024 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)On June 6, 2023, the Company announced that the Board of Directors approved an amendment to the Company's existing stock repurchase program authorizing the purchase of up to 321,386 shares of the Company's issued and outstanding common stock in addition to the 827,554 shares remaining available for repurchase at that date under the existing program, and extending the stock repurchase program's expiration date to June 6, 2024, unless completed sooner. On May 16, 2024, the Company announced that the Board of Directors approved an extension of the Company's existing stock repurchase program, which expired on June 6, 2025. The following table sets forth information with respect to repurchases of our outstanding common shares during the three months ended June 30, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2025 - April 30, 2025	63,921	$12.99	63,921	84,327
May 1, 2025- May 31, 2025	37,206	$14.27	37,206	47,121
June 1, 2025 - June 30, 2025	—	—	—	47,121
	101,127	$13.46	101,127	—(1)
_________________________
(1)Plan terminated as indicated above
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.6+
Change in Control Agreement, dated May 27, 2025, by and between Richmond Mutual Bancorporation, Inc. and Paul Witte (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 27, 2025 (Commission File No. 001-38956)).

10.7+
Change in Control Agreement, dated May 27, 2025, by and between Richmond Mutual Bancorporation, Inc. and Bradley Glover (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 27, 2025 (Commission File No. 001-38956)).

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0
The following materials for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 8, 2025	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: August 8, 2025	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)