Form 10-Q
period 2025-09-30
Richmond Mutual Bancorporation, Inc.
filed 2025-11-10
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,450,007 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 10, 2025.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$11,415,968	$8,986,540
Interest-earning demand deposits	22,848,985	12,770,650
Cash and cash equivalents	34,264,953	21,757,190
Interest-earning time deposits	—	300,000
Investment securities - available for sale	250,449,435	258,191,630
Investment securities - held to maturity	2,771,714	3,497,913
Loans held for sale	1,441,000	1,092,920
Loans and leases, net of allowance for credit losses of $16,364,629 and $15,790,885, respectively	1,178,231,605	1,158,879,008
Premises and equipment, net	13,426,599	12,922,028
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	5,832,015	6,030,000
Mortgage-servicing rights	1,896,665	1,950,504
Cash surrender value of life insurance	3,929,070	3,856,494
Other assets	19,415,208	22,490,073

Total assets	$1,525,565,364	$1,504,874,860

Liabilities
Noninterest-bearing deposits	$110,814,992	$110,105,973
Interest-bearing deposits	1,007,443,355	983,833,884
Total deposits	1,118,258,347	1,093,939,857
Federal Home Loan Bank advances	254,000,000	265,000,000
Advances by borrowers for taxes and insurance	801,579	590,439
Interest payable	2,914,144	4,831,674
Other liabilities	9,556,118	7,641,130
Total liabilities	1,385,530,188	1,372,003,100

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,426,263 shares and 10,814,960 shares at September 30, 2025 and December 31, 2024, respectively	104,263	108,150
Additional paid-in capital	92,836,644	97,709,231
Retained earnings	95,371,985	91,582,986
Unearned employee stock ownership plan (ESOP)	(10,170,922)	(10,722,410)
Accumulated other comprehensive loss	(38,106,794)	(45,806,197)
Total stockholders' equity	140,035,176	132,871,760

Total liabilities and stockholders' equity	$1,525,565,364	$1,504,874,860
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Loans and leases	$19,676,223	$18,070,712	$57,632,973	$53,132,574
Investment securities	1,933,714	2,002,123	5,817,466	6,178,777
Other	203,430	188,197	577,092	545,183
Total interest income	21,813,367	20,261,032	64,027,531	59,856,534
Interest Expense
Deposits	7,757,269	8,331,483	23,413,643	23,398,461
Borrowings	2,761,137	2,496,750	8,301,414	7,616,600
Total interest expense	10,518,406	10,828,233	31,715,057	31,015,061
Net Interest Income	11,294,961	9,432,799	32,312,474	28,841,473
Provision for (reversal of) credit losses	268,674	(98,848)	1,744,459	354,758
Net Interest Income After Provision for (Reversal of) Credit Losses	11,026,287	9,531,647	30,568,015	28,486,715
Non-interest Income
Service charges on deposit accounts	319,433	325,470	925,343	908,121
Card fee income	316,425	301,384	950,849	893,031
Loan and lease servicing fees	164,032	122,106	412,270	381,060
Net gains (loss) on securities (includes $0, $11,331, $(156,859), and $(50,698), respectively, related to accumulated other comprehensive income reclassifications)	—	11,331	(156,859)	(50,698)
Net gains on loan and lease sales	94,280	211,102	290,723	420,740
Other income	404,059	353,787	1,118,084	1,013,953
Total non-interest income	1,298,229	1,325,180	3,540,410	3,566,207
Non-interest Expenses
Salaries and employee benefits	4,500,594	4,580,929	13,979,656	13,826,856
Net occupancy expenses	340,023	332,479	1,071,294	1,005,702
Equipment expenses	234,667	233,619	742,464	699,175
Data processing fees	955,062	894,080	2,782,562	2,680,029
Deposit insurance expense	306,000	380,000	949,000	1,163,000
Printing and office supplies	47,528	31,816	130,519	124,225
Legal and professional fees	540,344	463,108	1,518,935	1,376,585
Advertising expense	109,563	111,183	273,400	281,999
Bank service charges	37,379	66,191	121,717	183,427
Real estate owned expense	8,425	3,883	11,712	16,370
Other expenses	1,003,180	918,246	2,984,382	2,767,545
Total non-interest expenses	8,082,765	8,015,534	24,565,641	24,124,913
Income Before Income Tax Expense	4,241,751	2,841,293	9,542,784	7,928,009
Provision for income taxes (includes $0, $2,380, $(32,940), and $(10,647), respectively, related to income tax expense (benefit) from reclassification of items)	644,745	369,415	1,375,470	1,026,636
Net Income	$3,597,006	$2,471,878	$8,167,314	$6,901,373
Earnings Per Share
Basic	$0.37	$0.25	$0.84	$0.68
Diluted	$0.36	$0.24	$0.82	$0.68
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Income	$3,597,006	$2,471,878	$8,167,314	$6,901,373

Other Comprehensive Income
Unrealized gain on available for sale securities, net of tax expense of $1,419,506, $2,184,979, $2,013,736, and $1,072,553, respectively	5,340,047	8,219,682	7,575,484	4,034,841
Less: reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of $0, $2,380, $(32,940), and $(10,647), respectively	—	8,951	(123,919)	(40,051)
	5,340,047	8,210,731	7,699,403	4,074,892

Comprehensive Income	$8,937,053	$10,682,609	$15,866,717	$10,976,265
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2025	10,389,137	$103,891	$92,798,702	$93,220,564	$(10,354,751)	$(43,446,841)	$132,321,565
Net income	—	—	—	3,597,006	—	—	3,597,006
Other comprehensive income	—	—	—	—	—	5,340,047	5,340,047
ESOP shares earned	—	—	9,020	—	183,829	—	192,849
Granting of restricted stock awards	37,126	372	(372)	—	—	—	—
Stock based compensation	—	—	29,294	—	—	—	29,294
Common stock dividends ($0.15 per share)	—	—	—	(1,445,585)	—	—	(1,445,585)
Balances, September 30, 2025	10,426,263	$104,263	$92,836,644	$95,371,985	$(10,170,922)	$(38,106,794)	$140,035,176

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	8,167,314	—	—	8,167,314
Other comprehensive income	—	—	—	—	—	7,699,403	7,699,403
ESOP shares earned	—	—	972	—	551,488	—	552,460
Granting of restricted stock awards	37,126	372	(372)	—	—	—	—
Stock based compensation	—	—	756,213	—	—	—	756,213
Common stock dividends ($0.45 per share)	—	—	—	(4,378,315)	—	—	(4,378,315)
Repurchase of common stock	(425,823)	(4,259)	(5,629,400)	—	—	—	(5,633,659)
Balances, September 30, 2025	10,426,263	$104,263	$92,836,644	$95,371,985	$(10,170,922)	$(38,106,794)	$140,035,176

See Notes to Condensed Consolidated Statements.

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, June 30, 2024	11,018,824	$110,188	$99,813,232	$89,457,837	$(11,090,068)	$(47,180,935)	$131,110,254
Net income	—	—	—	2,471,878	—	—	2,471,878
Other comprehensive income	—	—	—	—	—	8,210,731	8,210,731
ESOP shares earned	—	—	(17,074)	—	183,829	—	166,755
Stock based compensation	—	—	371,537	—	—	—	371,537
Exercise of stock options	1,300	13	(24)	—	—	—	(11)
Common stock dividends ($0.14 per share)	—	—	—	(1,418,672)	—	—	(1,418,672)
Repurchase of common stock	(71,306)	(713)	(885,162)	—	—	—	(885,875)
Balances, September 30, 2024	10,948,818	$109,488	$99,282,509	$90,511,043	$(10,906,239)	$(38,970,204)	$140,026,597

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	6,901,373	—	—	6,901,373
Other comprehensive loss	—	—	—	—	—	4,074,892	4,074,892
ESOP shares earned	—	—	(75,005)	—	551,487	—	476,482
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	1,102,526	—	—	—	1,102,526
Exercise of stock options	1,952	19	(32)	—	—	—	(13)
Common stock dividends ($0.42 per share)	—	—	—	(4,293,077)	—	—	(4,293,077)
Repurchase of common stock	(261,234)	(2,612)	(3,092,550)	—	—	—	(3,095,162)
Balances, September 30, 2024	10,948,818	$109,488	$99,282,509	$90,511,043	$(10,906,239)	$(38,970,204)	$140,026,597

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$8,167,314	$6,901,373
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,744,459	354,758
Depreciation and amortization	665,165	638,183
Deferred income tax	(355,561)	(25,729)
Stock based compensation	756,213	1,102,526
Investment securities amortization, net	566,266	726,168
Net loss on sale of investment securities - available for sale	156,859	50,698
Net gains on loan and lease sales	(290,723)	(420,740)
(Gain) loss on sale of real estate owned	(6,067)	7,050
Gain on sale of premises and equipment	(4,500)	(6,000)
Accretion of loan origination fees	(619,566)	(581,788)
Amortization of mortgage-servicing rights	153,070	141,242
ESOP shares expense	552,460	476,482
Increase in cash surrender value of life insurance	(72,576)	(68,601)
Loans originated for sale	(13,745,585)	(20,561,099)
Proceeds on loans sold	14,093,665	19,987,599
Net change in
Interest receivable	197,985	(30,261)
Other assets	1,346,317	1,976,081
Other liabilities	1,914,988	(1,743,912)
Interest payable	(1,917,530)	(962,951)
Net cash provided by operating activities	13,302,653	7,961,079

Investing Activities
Net change in interest-bearing time deposits	300,000	(300,000)
Purchases of securities available for sale	(4,792,287)	(3,502,331)
Proceeds from maturities and paydowns of securities available for sale	14,793,251	16,414,642
Proceeds from sales of securities available for sale	6,765,143	6,907,932
Proceeds from maturities and paydowns of securities held to maturity	725,239	895,228
Net change in loans	(20,982,158)	(49,250,751)
Proceeds from sales of real estate owned	43,502	125,109
Purchases of premises and equipment	(1,165,236)	(344,322)
Proceeds from sale of premises and equipment	—	6,000
Purchase of FHLB stock	—	(1,260,000)
Net cash used in investing activities	(4,312,546)	(30,308,493)

Financing Activities
Net change in
Demand and savings deposits	17,460,240	(4,363,372)
Certificates of deposit	6,858,250	52,317,925
Advances by borrowers for taxes and insurance	211,140	111,445
Proceeds from FHLB advances	229,000,000	230,500,000
Repayment of FHLB advances	(240,000,000)	(249,500,000)
Repurchase of common stock	(5,633,659)	(3,095,162)
Proceeds from stock option exercises	—	(13)
Dividends paid	(4,378,315)	(4,293,077)
Net cash provided by financing activities	3,517,656	21,677,746

Net Change in Cash and Cash Equivalents	12,507,763	(669,668)
Cash and Cash Equivalents, Beginning of Period	21,757,190	20,240,125
Cash and Cash Equivalents, End of Period	$34,264,953	$19,570,457

Additional Cash Flows and Supplementary Information
Interest paid	$33,632,587	$31,978,012
Transfers from loans to other real estate owned	—	—
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
FB Richmond Holdings, Inc., a wholly-owned subsidiary of First Bank Richmond which was formed and began operations in April 2020, is a Nevada corporation that holds and manages substantially all of First Bank Richmond's investment portfolio. FB Richmond Holdings, Inc. has one active subsidiary, FB Richmond Properties, Inc., a Delaware corporation which holds loans on behalf of First Bank Richmond.
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
Note 2: Accounting Pronouncements
The Jumpstart Our Business Startups Act (the "JOBS Act"), enacted in April 2012, introduced a number of changes to the federal securities laws intended to facilitate access to the capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company” ("EGC"). The Company previously qualified as, and elected to be treated as, an EGC under the JOBS Act. As an EGC, the Company elected to adopt new or revised accounting standards in the same manner and timing as a private company, an election that was required to be made upon the filing of its initial registration statement and remained irrevocable for as long as the Company maintained EGC status. As of December 31, 2024, the Company ceased to qualify as an EGC. Accordingly, beginning with the fiscal year ending December 31, 2025, the Company was required to adopt new or amended accounting standards as applicable to public companies and comply with other reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, and related SEC rules and regulations.

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

Note 3: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$796	$—	$2	$794
SBA Pools	3,619	—	420	3,199
Federal agencies	15,000	—	1,065	13,935
State and municipal obligations	157,268	7	28,578	128,697
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	110,502	72	16,394	94,180
Corporate obligations	11,500	—	1,856	9,644
	298,685	79	48,315	250,449
Held to maturity
State and municipal obligations	2,772	9	57	2,724
	2,772	9	57	2,724

Total investment securities	$301,457	$88	$48,372	$253,173

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury securities	$3,159	$2	$—	$3,161
SBA Pools	4,243	—	543	3,700
Federal agencies	15,000	—	1,666	13,334
State and municipal obligations	162,524	1	32,166	130,359
Mortgage-backed securities - (GSE) residential	119,748	5	21,440	98,313
Corporate obligations	11,500	—	2,175	9,325
	316,174	8	57,990	258,192
Held to maturity
State and municipal obligations	3,498	8	85	3,421
	3,498	8	85	3,421

Total investment securities	$319,672	$16	$58,075	$261,613
The amortized cost and fair value of investment securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,770	$1,767	$725	$725
One to five years	23,490	22,463	987	988
Five to ten years	45,435	41,006	450	450
After ten years	117,488	91,033	610	561
	188,183	156,269	2,772	2,724
Mortgage-backed securities –GSE residential	110,502	94,180	—	—

Totals	$298,685	$250,449	$2,772	$2,724
Investment securities with a carrying value of $138,306,000 and $136,799,000 were pledged at September 30, 2025 and December 31, 2024, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of securities available for sale were $0 and $6,765,000 for the three and nine months ended September 30, 2025. Gross losses recognized on the sale of securities available for sale for the three and nine months ended September 30, 2025 were $0 and $157,000, while there were no gross gains recognized during those same periods. Proceeds from the sale of securities available for sale for the three and nine months ended September 30, 2024 were $3,119,000 and $6,908,000, respectively. Gross losses recognized on the sale of securities available for sale for the three and nine months ended September 30, 2024 were $9,000 and $71,000, respectively, while gross gains recognized were $157,000 during those same periods.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at September 30, 2025 and December 31, 2024 was $244,243,000 and $255,749,000, respectively, which is approximately 96% and 98% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at September 30, 2025. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.

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
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of September 30, 2025, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of September 30, 2025 and December 31, 2024:

	State and municipal obligations
	September 30, 2025	December 31, 2024

AA+	$350	$483
AA	—	—
AA-	—	295
A+	375	605
BBB+	—	—
Not rated	2,047	2,115

	$2,772	$3,498
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

Description of Securities	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. Treasury Securities	$795	$2	$—	$—	$795	$2
SBA Pools	—	—	2,899	420	2,899	420
Federal agencies	—	—	13,935	1,065	13,935	1,065
State and municipal obligations	—	—	125,795	28,578	125,795	28,578
Mortgage-backed securities - GSE residential	—	—	89,917	16,394	89,917	16,394
Corporate obligations	—	—	9,644	1,856	9,644	1,856
Total available for sale	795	2	242,190	48,313	242,985	48,315

Held to maturity
State and municipal obligations	280	—	978	57	1,258	57

Total	$1,075	$2	$243,168	$48,370	$244,243	$48,372

Description of Securities	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$454	$1	$2,991	$542	$3,445	$543
Federal agencies	—	—	13,334	1,666	13,334	1,666
State and municipal obligations	1,578	17	127,705	32,149	129,283	32,166
Mortgage-backed securities - GSE residential	1,045	10	96,296	21,430	97,341	21,440
Corporate obligations	—	—	9,324	2,175	9,324	2,175
Total available for sale	3,077	28	249,650	57,962	252,727	57,990

Held to maturity
State and municipal obligations	1,253	12	1,769	73	3,022	85

Total	$4,330	$40	$251,419	$58,035	$255,749	$58,075
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
The Company expects the fair value of the securities described above to recover as the securities approach their maturity or reset date.

Note 4: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Commercial mortgage	$420,680	$371,705
Commercial and industrial	138,333	126,367
Construction and development	67,446	132,570
Multi-family	216,982	185,864
Residential mortgage	166,594	172,644
Home equity lines of credit	18,816	16,826
Direct financing leases	146,413	148,102
Consumer	19,914	21,218
	1,195,178	1,175,296
Less
Allowance for credit losses on loans and leases	16,365	15,791
Deferred loan fees	581	626

	$1,178,232	$1,158,879

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

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of September 30, 2025 and rating category as of December 31, 2024:

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of September 30, 2025:
Commercial mortgage
Pass	$53,720	$31,812	$43,919	$81,884	$54,162	$110,444	$37,081	$413,022
Substandard	—	—	—	—	7,658	—	—	7,658
Total Commercial mortgage	53,720	31,812	43,919	81,884	61,820	110,444	37,081	420,680
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,134	16,227	23,483	7,079	9,654	11,196	50,683	136,456
Substandard	—	—	—	207	—	32	1,638	1,877
Total Commercial and industrial	18,134	16,227	23,483	7,286	9,654	11,228	52,321	138,333
Current period gross charge-offs	—	—	—	—	2	—	—	2
Construction and development
Pass	20,185	22,079	10,860	1,526	6,763	110	—	61,523
Special Mention	—	—	429	594	—	—	—	1,023
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,185	22,079	11,289	2,120	6,763	5,010	—	67,446
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	18,630	18,748	9,126	66,430	46,604	23,892	26,352	209,782
Special Mention	—	—	—	2,362	1,382	—	—	3,744
Substandard	—	—	—	—	—	3,456	—	3,456
Total Multi-family	18,630	18,748	9,126	68,792	47,986	27,348	26,352	216,982
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	14,666	16,926	30,488	25,482	25,417	49,362	2,819	165,160
Substandard	—	—	107	—	447	880	—	1,434
Total Residential mortgage	14,666	16,926	30,595	25,482	25,864	50,242	2,819	166,594
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	105	—	182	—	57	—	18,055	18,399
Substandard	—	—	—	—	—	—	417	417
Total Home equity lines of credit	105	—	182	—	57	—	18,472	18,816
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	45,980	41,426	37,024	15,138	4,842	942	—	145,352
Substandard	—	129	66	136	61	—	—	392
Doubtful	9	201	282	111	60	6	—	669
Total Direct financing leases	45,989	41,756	37,372	15,385	4,963	948	—	146,413
Current period gross charge-offs	—	171	817	326	234	17	—	1,565
Consumer
Pass	5,384	5,079	4,251	3,309	1,332	445	—	19,800
Substandard	—	2	29	39	38	6	—	114
Total Consumer	5,384	5,081	4,280	3,348	1,370	451	—	19,914
Current period gross charge-offs	42	17	39	31	9	23	—	161

Total Loans and Leases	$176,813	$152,629	$160,246	$204,297	$158,477	$205,671	$137,045	$1,195,178
Total current period gross charge-offs	$42	$188	$856	$357	$245	$40	$—	$1,728

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2024:
Commercial mortgage
Pass	$22,469	$40,634	$82,254	$65,852	$31,382	$90,763	$33,393	$366,747
Substandard	—	—	—	234	4,724	—	—	4,958
Total Commercial mortgage	22,469	40,634	82,254	66,086	36,106	90,763	33,393	371,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,197	28,998	9,866	11,111	2,703	9,648	44,026	124,549
Substandard	—	—	282	—	—	35	1,501	1,818
Total Commercial and industrial	18,197	28,998	10,148	11,111	2,703	9,683	45,527	126,367
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	20,811	44,837	43,691	18,185	30	116	—	127,670
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,811	44,837	43,691	18,185	30	5,016	—	132,570
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,252	3,789	61,936	50,178	6,195	24,845	26,751	180,946
Special Mention	—	—	—	1,461	3,457	—	—	4,918
Total Multi-family	7,252	3,789	61,936	51,639	9,652	24,845	26,751	185,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	22,614	33,949	28,498	28,302	16,239	39,174	2,513	171,289
Substandard	—	35	—	450	—	870	—	1,355
Total Residential mortgage	22,614	33,984	28,498	28,752	16,239	40,044	2,513	172,644
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity
Pass	18	198	—	57	—	—	16,539	16,812
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	18	198	—	57	—	—	16,553	16,826
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	53,286	53,601	25,447	11,381	3,336	329	—	147,380
Substandard	127	318	175	40	28	—	—	688
Doubtful	—	9	—	7	18	—	—	34
Total Direct financing leases	53,413	53,928	25,622	11,428	3,382	329	—	148,102
Current period gross charge-offs	—	741	592	325	72	1	—	1,731
Consumer
Pass	6,807	6,272	5,200	2,088	438	314	—	21,119
Substandard	—	3	47	49	—	—	—	99
Total Consumer	6,807	6,275	5,247	2,137	438	314	—	21,218
Current period gross charge-offs	47	89	114	32	—	3	—	285

Total Loans and Leases	$151,581	$212,643	$257,396	$189,395	$68,550	$170,994	$124,737	$1,175,296
Total current period gross charge-offs	$47	$830	$706	$357	$72	$30	$—	$2,042

For the three months ended September 30, 2025 and December 31, 2024, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$704	$704	$419,976	$420,680	$—
Commercial and industrial	—	81	—	81	138,252	138,333	—
Construction and development	—	—	4,900	4,900	62,546	67,446	—
Multi-family	—	—	2,362	2,362	214,620	216,982	2,362
Residential mortgage	874	344	1,432	2,650	163,944	166,594	1,357
Home equity	203	40	417	660	18,156	18,816	417
Direct financing leases	588	44	162	794	145,619	146,413	162
Consumer	170	38	114	322	19,592	19,914	114

Totals	$1,835	$547	$10,091	$12,473	$1,182,705	$1,195,178	$4,412

	December 31, 2024
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$101	$216	$—	$317	$371,388	$371,705	$—
Commercial and industrial	419	—	—	419	125,948	126,367	—
Construction and development	429	240	4,900	5,569	127,001	132,570	—
Multi-family	—	—	—	—	185,864	185,864	—
Residential mortgage	781	540	1,356	2,677	169,967	172,644	1,261
Home equity	11	58	14	83	16,743	16,826	14
Direct financing leases	673	362	340	1,375	146,727	148,102	340
Consumer	108	183	99	390	20,828	21,218	99

Totals	$2,522	$1,599	$6,709	$10,830	$1,164,466	$1,175,296	$1,714

The following table presents information on the Company’s nonaccrual loans and leases at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial mortgage	$704	$—	$—	$—
Commercial and industrial	32	32	35	—
Construction and development	4,900	—	4,900	—
Residential mortgage	76	76	94	94
Direct financing leases	669	669	34	34
Total nonaccrual loans and leases	$6,381	$777	$5,063	$128

During both the three months ended September 30, 2025 and December 31, 2024, the Company recognized $1,000 of interest income on nonaccrual loans and leases.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$7,436	$—	$—	$—	$7,436	$150
Commercial and industrial	—	—	—	1,638	1,638	—
Construction and development	5,923	—	—	—	5,923	1,750
Multi-family	—	7,201	—	—	7,201	250
Residential mortgage	—	—	124	—	124	—
Total	$13,359	$7,201	$124	$1,638	$22,322	$2,150

	December 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$4,724	$—	$—	$—	$4,724	$—
Commercial and industrial	—	—	—	1,501	1,501	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,461	—	—	1,461	—
Residential mortgage	—	—	143	—	143	—
Total	$9,624	$1,461	$143	$1,501	$12,729	$1,000

Loan/Lease Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged-off, reducing the amortized cost basis of the loan or lease and adjusting the allowance for credit losses. During the three and nine months ended September 30, 2025 and 2024, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the three or nine months ended September 30, 2025 or 2024, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. There was no other real estate owned at September 30, 2025, compared to $37,000 of other real estate owned, consisting of foreclosed residential real estate properties, at December 31, 2024. At September 30, 2025 and December 31, 2024, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $289,000 and $275,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	September 30, 2025	December 31, 2024

Total minimum lease payments to be received	$167,468	$168,934
Initial direct costs	9,198	9,360
	176,666	178,294
Less: Unearned income	(30,253)	(30,192)

Net investment in direct finance leases	$146,413	$148,102

The following table summarizes the future minimum lease payments receivable subsequent to September 30, 2025:

Remainder of 2025	$18,028
2026	61,105
2027	44,158
2028	27,686
2029	13,083
Thereafter	3,408

$167,468

Allowance for Credit Losses on Loans and Leases
The allowance for credit losses on loans and leases is established for current expected credit losses on the Company's loan and lease portfolios in accordance with ASC Topic 326. This requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. The Company estimates expected future losses for the loan's entire contractual term, taking into account expected payments when appropriate. The allowance is an estimation based on management's evaluation of expected losses related to the Company's financial assets measured at amortized cost. It considers relevant available information from internal and external sources relating to the historical loss experience, current conditions and reasonable and supportable forecasts for the Company's outstanding loan and lease balances.
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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2025 and 2024, respectively:

	Balances, June 30, 2025	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2025

Commercial mortgage	$4,788	$(157)	$—	$—	$4,631
Commercial and industrial	1,660	53	(2)	11	1,722
Construction and development	2,143	153	—	—	2,296
Multi-family	2,652	(85)	—	—	2,567
Residential mortgage	1,876	(52)	—	2	1,826
Home equity	211	(34)	—	—	177
Direct financing leases	2,512	553	(400)	118	2,783
Consumer	377	32	(61)	15	363
Total	$16,219	$463	$(463)	$146	$16,365

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2025

Commercial mortgage	$4,486	$145	$—	$—	$4,631
Commercial and industrial	1,483	225	(2)	16	1,722
Construction and development	2,243	53	—	—	2,296
Multi-family	2,660	(93)	—	—	2,567
Residential mortgage	1,910	(108)	—	24	1,826
Home equity	184	(7)	—	—	177
Direct financing leases	2,469	1,595	(1,565)	284	2,783
Consumer	356	103	(161)	65	363
Total	$15,791	$1,913	$(1,728)	$389	$16,365

	Balances, June 30, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2024

Commercial mortgage	$4,781	$(531)	$—	$—	$4,250
Commercial and industrial	1,421	152	(16)	3	1,560
Construction and development	3,464	(1,096)	—	—	2,368
Multi-family	2,097	500	—	—	2,597
Residential mortgage	1,761	220	—	2	1,983
Home equity	133	43	—	—	176
Direct financing leases	1,920	983	(463)	18	2,458
Consumer	305	66	(34)	44	381
Total	$15,882	$337	$(513)	$67	$15,773

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, September 30, 2024

Commercial mortgage	$4,655	$(405)	$—	$—	$4,250
Commercial and industrial	1,281	217	(16)	78	1,560
Construction and development	3,883	(1,515)	—	—	2,368
Multi-family	1,789	808	—	—	2,597
Residential mortgage	1,681	301	(10)	11	1,983
Home equity	102	74	—	—	176
Direct financing leases	1,955	1,706	(1,334)	131	2,458
Consumer	317	144	(172)	92	381
Total	$15,663	$1,330	$(1,532)	$312	$15,773

During the third quarter of 2025, the allowance for credit losses on loans and leases increased from $16.2 million at June 30, 2025, to $16.4 million at September 30, 2025. The increase was attributable to provisions for credit losses totaling $463,000 during the three months ended September 30, 2025, partially offset by net charge-offs of $317,000. During the third quarter of 2025, updates were made to our allowance for credit losses calculation, including macroeconomic inputs, credit metrics, and refreshed loss driver data. As a result of these refinements, several loan and lease categories saw changes to their respective loss rates during the quarter.

•Commercial Mortgage – Allowance decreased as improved credit performance and lower modeled loss rates offset the impact of a $27.0 million increase in loan balances.
•Commercial & Industrial – Allowance increased despite a $2.4 million decline in balances, reflecting slightly higher modeled loss rates due to portfolio mix changes.

•Construction & Development – Allowance increased as certain project exposures were reassessed for higher loss sensitivity, while loan balances declined by $34.9 million.
•Multi-Family – Allowance decreased as strong collateral performance and stable market conditions led to lower modeled loss rates, while loan balances increased $25.2 million.
•Residential Mortgage, Home Equity, Direct Financing Leases, and Consumer – Allowances decreased in line with lower portfolio balances and stable credit trends.
Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 70.6% and 69.5% of our portfolio as of September 30, 2025 and December 31, 2024, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 68.5% and 68.9% of our total allowance at September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, several key economic factors continue to influence the Company's loan and lease portfolio. Persistent inflation, slowing economic growth, and labor market uncertainty are contributing to a more challenging operating environment for many borrowers. In addition, geopolitical tensions and tariff-related risks are creating potential disruptions in supply chains and increased input costs for certain industries. These conditions may continue to affect borrower performance and credit demand in the near term. Despite these challenges, the Company's overall credit quality remains stable, supported by conservative underwriting standards and ongoing portfolio monitoring. Management continues to evaluate macroeconomic assumptions used in the allowance for credit losses model to ensure they reflect current and expected economic conditions.

The Company remains focused on its three strategic growth markets: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. These markets continue to exhibit above-average population and employment growth, strong commercial activity, and resilient real estate fundamentals relative to broader economic trends. The Company's loan growth in these markets continues to be concentrated in commercial real estate lending, consistent with its strategic focus and relationship-based lending model. Forecasts for these markets are summarized below:

•Columbus, Ohio – The Columbus MSA continues to experience steady economic expansion, driven by growth in technology, healthcare, and strategic development. Job creation and infrastructure expansion are supported by over $2 billion in public and private development projects, while population growth sustains demand for housing, services, and consumer goods. Challenges include persistent inflationary pressures, housing affordability constraints, and labor shortages across multiple industries.
•Cincinnati/Dayton/Springfield, Ohio – The Cincinnati/Dayton/Springfield MSA is projected to experience moderate growth. Cincinnati leads the region in employment and GDP gains, supported by manufacturing, construction, and technology investments. Dayton remains stable despite slower job growth and inflationary pressures. Ongoing labor market constraints, particularly in skilled trades and technology fields, persist. The region’s connection with Columbus as part of Ohio’s emerging “Silicon Corridor” enhances opportunities for investment, workforce development, and regional competitiveness.
•Indianapolis, Indiana – The Indianapolis MSA continues to demonstrate favorable economic conditions, supported by advanced manufacturing, technology, and urban revitalization initiatives. Downtown capital projects totaling approximately $9 billion are underway, while consumer demand and population growth of about 1.2% support urban momentum. Inflation, elevated interest rates, and tariff-related impacts on manufacturing present ongoing challenges; however, the region remains well positioned relative to peer metros due to its diversified and innovation-driven economy.
The overall economic outlook remains complex and uncertain, creating a challenging environment requiring continued vigilance and adaptability. Potential economic volatility could materially affect the Company’s loan and lease portfolio, including the allowance for credit losses. As a result, the Company expects that future estimates may fluctuate throughout the remainder of 2025.

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

The following tables detail activity in the allowance for credit losses on unfunded commitments during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024

Beginning balance	$584	$1,103
Reversal of credit losses	(194)	(436)
Ending balance	$390	$667

	Nine Months Ended September 30,
	2025	2024

Beginning balance	$558	$1,642
Reversal of credit losses	(168)	(975)
Ending balance	$390	$667

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

Recurring Measurements
The following tables present the fair value measurements of assets recognized in the Condensed Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2025
Available for sale securities
U.S. Treasury securities	$794	$794	$—	$—
SBA Pools	3,199	—	3,199	—
Federal agencies	13,935	—	13,935	—
State and municipal obligations	128,697	—	127,372	1,325
Mortgage-backed securities - GSE residential	94,180	—	94,180	—
Corporate obligations	9,644	—	9,644	—
	$250,449	$794	$248,330	$1,325

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2024
Available for sale securities
U.S. Treasury securities	$3,161	$3,161	$—	$—
SBA Pools	3,700	—	3,700	—
Federal agencies	13,334	—	13,334	—
State and municipal obligations	130,359	—	130,359	—
Mortgage-backed securities - GSE residential	98,313	—	98,313	—
Corporate obligations	9,325	—	9,325	—
	$258,192	$3,161	$255,031	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2025.
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
During the nine months ended September 30, 2025, approximately $1.3 million of state and municipal obligations were transferred from Level 2 to Level 3 due to the absence of observable market inputs and reliance on the original purchase price for valuation. There was no other activity in Level 3 investments during the nine months ended September 30, 2025.
Nonrecurring Measurements
As of September 30, 2025 and December 31, 2024, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Financial assets
Cash and cash equivalents	$34,265	$34,265	$—	$—
Available for sale securities	250,449	794	248,330	1,325
Held to maturity securities	2,772	—	2,724	—
Loans held for sale	1,441	—	—	1,441
Loans and leases receivable, net	1,178,232	—	—	1,145,219
FHLB stock	13,907	—	13,907	—
Interest receivable	5,832	—	5,832	—
Financial liabilities
Deposits	1,118,258	—	1,120,561	—
FHLB advances	254,000	—	254,734	—
Interest payable	2,914	—	2,914	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets
Cash and cash equivalents	$21,757	$21,757	$—	$—
Interest-earning time deposits	300	—	300	—
Available for sale securities	258,192	3,161	255,031	—
Held to maturity securities	3,498	—	3,421	—
Loans held for sale	1,093	—	—	1,093
Loans and leases receivable, net	1,158,879	—	—	1,099,274
FHLB stock	13,907	—	13,907	—
Interest receivable	6,030	—	6,030	—
Financial liabilities
Deposits	1,093,940	—	1,095,961	—
FHLB advances	265,000	—	264,162	—
Interest payable	4,832	—	4,832	—

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

	Three Months Ended September 30,
	2025	2024

Net income	$3,597	$2,472
Shares outstanding for Basic EPS:
Average shares outstanding	10,420,613	10,986,327
Less: average restricted stock award shares not vested	31,476	83,379
Less: average unearned ESOP Shares	761,835	815,942
Shares outstanding for Basic EPS	9,627,302	10,087,006

Additional Dilutive Shares	266,551	129,388

Shares outstanding for Diluted EPS	9,893,853	10,216,394

Basic Earnings Per Share	$0.37	$0.25
Diluted Earnings Per Share	$0.36	$0.24

	Nine Months Ended September 30,
	2025	2024

Net income	$8,167	$6,901
Shares outstanding for Basic EPS:
Average shares outstanding	10,515,467	11,072,685
Less: average restricted stock award shares not vested	54,975	138,637
Less: average unearned ESOP Shares	775,261	829,418
Shares outstanding for Basic EPS	9,685,231	10,104,630

Additional Dilutive Shares	258,045	106,245

Shares outstanding for Diluted EPS	9,943,276	10,210,875

Basic Earnings Per Share	$0.84	$0.68
Diluted Earnings Per Share	$0.82	$0.68

Note 7: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $61,000 and $192,000 for the three and nine months ended September 30, 2025, respectively, and $76,000 and $214,000 for the three and nine months ended September 30, 2024, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, 748,456 and 789,035 shares of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at September 30, 2025 and December 31, 2024, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three and nine months ended September 30, 2025 was $193,000 and $552,000, respectively, and was $167,000 and $476,000 for the three and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024

Earned ESOP shares	333,674	293,095
Unearned ESOP shares	748,456	789,035
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$14.21	$14.15
Fair value of earned shares (in thousands)	$4,742	$4,147
Fair value of unearned shares (in thousands)	$10,636	$11,165

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
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. On April 1, 2021, the Company awarded an additional 4,000 shares of common stock under the 2020 EIP with a grant date fair value of $13.86 (total fair value of $55,000 at issuance) to eligible participants. These awards vested in five equal annual installments with the first vesting having occurred on June 30, 2021. As of September 30, 2025, these awards were fully vested.
On July 15, 2025, the Company awarded 37,126 shares of common stock under the 2020 EIP with a grant date fair value of $13.37 per share (total fair value of $496,000 at issuance) to eligible participants. These awards vest in five equal installments with the first vesting occurring on June 30, 2026. Forfeited shares may be awarded to other eligible recipients in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the restricted stock award activity in the 2020 EIP during the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	83,379	$10.55
Granted	37,126	13.37
Vested	(83,379)	10.55
Forfeited	—	—
Non-vested, September 30, 2025	37,126	13.37
Total compensation cost recognized in the Condensed Consolidated Statements of Income for restricted stock awards during the three and nine months ended September 30, 2025 was $22,000 and $456,000, and the related tax benefit recognized was $5,000 and $96,000, respectively. As of September 30, 2025, there was $474,000 of unrecognized compensation expense related to restricted stock awards.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 shares of common stock under the 2020 EIP with an exercise price of $10.53 per share, the fair value of a share of the Company's common stock on the date of grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. These awards vested in five equal annual installments with the first vesting having occurred on June 30, 2021. As of September 30, 2025, these awards were fully vested.
On July 15, 2025, the Company awarded options to purchase 55,467 shares of common stock under the 2020 EIP with an exercise price of $13.37 per share, the fair value of a share of the Company's common stock on the date of grant, to eligible participants. These awards vest in five equal annual installments with the first vesting occurring on June 30, 2026. Forfeited options are available to be awarded in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the nine months ended September 30, 2025.

	Nine Months Ended September 30, 2025
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	1,016,497	$10.55
Granted	55,467	13.37
Exercised	—	—
Forfeited/expired	—	—
Balance, September 30, 2025	1,071,964	10.55
Exercisable at end of period	1,016,497	$10.55

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

July 15, 2025
Dividend yields	4.49%
Volatility factors of expected market price of common stock	30.00%
Risk-free interest rates	4.16%
Expected life of options	6.5 years

A summary of the status of the Company stock option shares as of September 30, 2025 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	204,096	$2.91
Vested	(204,096)	2.91
Granted	55,467	3.00
Forfeited	—	—
Non-vested, September 30, 2025	55,467	$3.00

Total compensation cost recognized in the Condensed Consolidated Statements of Income for option-based payment arrangements for the three and nine months ended September 30, 2025 was $7,000 and $300,000, and the related tax benefit recognized was $0 and $31,000, respectively. As of September 30, 2025, there was $154,000 in unrecognized compensation expense related to the stock option awards.

Note 8: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At September 30, 2025 and December 31, 2024, the balance of these investments in LIHTC totaled $820,000 and $951,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheets. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Amortization expense	$44	$44	$131	$134
Tax credits recognized	47	47	138	137

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at September 30, 2025, and the consolidated results of operations for the three and nine month periods ended September 30, 2025, compared to the same periods in 2024, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•changes in accounting policies and practices, as may be adopted by banking regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission ("SEC") or the Public Company Accounting Oversight Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
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
First Bank Richmond provides a full range of banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its five full-service offices located in Piqua (2), Sidney (2) and Troy (1), Ohio, and its loan production office in Columbus, Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the Federal Deposit Insurance Corporation (“FDIC”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and gathers deposits primarily within Wayne and Shelby Counties, Indiana and Shelby, Miami, and Franklin (no deposits) Counties, Ohio, which together comprises its primary market area. First Bank Richmond also operates a nationwide equipment leasing business, focusing on direct financing leases for equipment integral to small and mid-sized business operations, including technology, medical, manufacturing, industrial, construction, and transportation equipment. First Bank Richmond's trust and wealth management division provides fiduciary, investment management, and custodial services. Wealth management assets under management and administration totaled $246.0 million at September 30, 2025.
Our results of operations are primarily dependent on net interest income, the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowings. Other significant sources of income include service charges on deposit accounts, loan servicing fees, gains on sales of residential mortgage loans, and securities transactions. Changes in market interest rates, the shape of the yield curve, and the mix and volume of interest-earning assets and interest-bearing liabilities significantly affect the Company's net interest margin and profitability.
At September 30, 2025, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $140.0 million in stockholders’ equity. At September 30, 2025, First Bank Richmond’s total risk-based capital ratio was 14.36%, exceeding the 10.0% requirement for a well-capitalized institution. For the nine months ended September 30, 2025, net income was $8.2 million, compared with net income of $6.9 million for the nine months ended September 30, 2024.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.
There have been no significant changes during the nine months ended September 30, 2025 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2024 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at September 30, 2025 and December 31, 2024
General.  Total assets increased $20.7 million, or 1.4%, to $1.5 billion at September 30, 2025 from December 31, 2024. The increase was primarily the result of a $19.4 million, or 1.7%, increase in loans and leases, net of allowance for credit losses, to $1.2 billion, and a $12.5 million, or 57.5%, increase in cash and cash equivalents to $34.3 million. These increases were partially offset by an $8.5 million, or 3.2%, decrease in investment securities to $253.2 million, and a $3.1 million decrease in other assets, primarily deferred tax assets.
Investment Securities. Investment securities available for sale totaled $250.4 million and $258.2 million, while investment securities held to maturity totaled $2.8 million and $3.5 million at September 30, 2025 and December 31, 2024, respectively. The $7.7 million, or 3.0%, decrease in investment securities available for sale was primarily due to $14.8 million in maturities and principal repayments and $6.8 million in sales of securities, partially offset by a $9.7 million upward mark-to-market adjustment on the investment portfolio resulting from lower market interest rates and $4.8 million in purchases of securities. The $726,000 decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities and repayments of investment securities were primarily used to fund loan growth consistent with the Company's strategy to prioritize higher-yielding assets in a moderating interest rate environment.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $19.4 million, or 1.7%, to $1.2 billion at September 30, 2025 from December 31, 2024. The increase in loans and leases was attributable to increases in commercial real estate, multi-family, and commercial and industrial loans of $49.0 million, $31.1 million, and $12.0 million, respectively. These increases were partially offset by a $65.1 million decrease in construction and development loans. At September 30, 2025, loans held for sale totaled $1.4 million, compared to $1.1 million at December 31, 2024.
Nonaccrual loans and leases totaled $6.4 million at September 30, 2025, compared to $5.1 million at December 31, 2024. The increase was primarily due to one commercial real estate loan of $704,000. At September 30, 2025, this loan had a loan to value ratio of 79.1%, and was largely guaranteed by the U.S. Small Business Administration. Accruing loans and leases past due 90 days or more totaled $4.4 million and $1.7 million at September 30, 2025 and December 31, 2024, respectively.

The increase in accruing loans past due 90 days or more was primarily due to one multi-family loan of $2.4 million, which was not past due at December 31, 2024. Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $10.8 million, or 0.90% of total loans and leases, at September 30, 2025, compared to $6.8 million, or 0.58% of total loans and leases, at December 31, 2024.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $574,000, or 3.6%, to $16.4 million at September 30, 2025 from December 31, 2024. At September 30, 2025, the allowance for credit losses on loans and leases totaled 1.37% of total loans and leases outstanding. The increase in the allowance was primarily due to changes in portfolio composition, primarily growth in commercial real estate, multi-family, and commercial and industrial loans, which generally carry higher reserve requirements relative to other segments. In addition, updated economic forecasts, including expectations for slowing GDP growth and rising unemployment, contributed to a more cautious provisioning approach. At December 31, 2024, the allowance for credit losses on loans and leases totaled $15.8 million, or 1.34% of total loans and leases outstanding. Net charge-offs during the first nine months of 2025 totaled $1.3 million, and were primarily attributable to direct financing leases, compared to net charge-offs of $1.2 million during the first nine months of 2024.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of September 30, 2025, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 4: Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets decreased $3.1 million, or 13.7%, to $19.4 million at September 30, 2025 from $22.5 million at December 31, 2024. The decrease was primarily caused by a reduction in the Company's deferred tax asset, reflecting lower unrealized losses in the available for sale investment portfolio following a decline in market rates.
Deposits. Total deposits increased $24.3 million, or 2.2%, to $1.1 billion at September 30, 2025 from December 31, 2024. The increase in deposits primarily was due to increases in retail (non-brokered) time deposits of $16.2 million, interest-bearing demand deposits of $10.4 million, and savings and money market accounts of $6.4 million. These increases were partially offset by a decrease in brokered time deposits of $9.3 million. Brokered deposits totaled $248.3 million, or 22.2% of total deposits, at September 30, 2025, compared to $257.6 million, or 23.5% of total deposits, at December 31, 2024. At September 30, 2025, noninterest-bearing deposits totaled $110.8 million, or 9.9% of total deposits, compared to $110.1 million, or 10.1% of total deposits, at December 31, 2024. Management attributes the shift from transaction accounts to time deposits to customer demand for higher yields, as financial institutions continue to offer competitive rates on certificates of deposit in response to elevated market rate levels during late 2024. Although the Federal Reserve began lowering rates in late 2024, deposit pricing remains responsive to competitive pressures and customer preferences for rate certainty.
As of September 30, 2025, approximately $262.3 million of our deposit portfolio, or 23.5% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings, consisting solely of FHLB advances, decreased $11.0 million, or 4.2%, to $254.0 million at September 30, 2025, compared to $265.0 million at December 31, 2024. The decrease primarily reflected scheduled maturities of term advances and reduced liquidity needs resulting from deposit growth during the period. The weighted-average interest rate on FHLB advances was 4.05% at September 30, 2025, compared to 3.96% at December 31, 2024.
Management strategically utilizes FHLB advances to supplement deposit funding, support loan growth, and manage interest rate risk. During the first nine months of 2025, the Company allowed a portion of higher-cost advances to mature without replacement, consistent with its efforts to reduce wholesale funding reliance and manage funding costs. Management will continue to monitor borrowing needs and adjust FHLB advances as necessary to maintain liquidity and support lending activities.
Stockholders’ Equity. Stockholders’ equity totaled $140.0 million at September 30, 2025, an increase of $7.2 million, or 5.4%, from December 31, 2024. The increase primarily resulted from net income of $8.2 million and a $7.7 million decrease in accumulated other comprehensive loss, reflecting improved fair values in the Company's available for sale investment portfolio due to lower market rates of interest. At December 31, 2024, the available for sale portfolio had a net unrealized loss of $58.0 million compared to a net unrealized loss of $48.2 million at September 30, 2025. The after-tax impact of the AOCL on equity was $38.1 million at September 30, 2025 compared to $45.8 million at December 31, 2024.

Partially offsetting these increases were dividend payments of $4.4 million and repurchases of $5.6 million of Company common stock. The Company repurchased 425,823 shares of Company common stock at an average price of $13.14 per share during the first nine months of 2025.
The Company's equity to asset ratio was 9.18% at September 30, 2025. At September 30, 2025, First Bank Richmond's Tier 1 capital to total assets ratio was 10.85% and its capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024.
General. Net income for the three months ended September 30, 2025 was $3.6 million, a $1.1 million or 45.5% increase from net income of $2.5 million for the three months ended September 30, 2024. Diluted earnings per share were $0.36 for the third quarter of 2025, compared to $0.24 diluted earnings per share for the third quarter of 2024. The increase in net income primarily was the result of an increase in net interest income of $1.9 million, partially offset by a $368,000 increase in the provision for credit losses. In addition, noninterest income declined $27,000, and noninterest expense increased $67,000.
Interest Income.  Interest income increased $1.6 million, or 7.7%, to $21.8 million during the quarter ended September 30, 2025, compared to $20.3 million during the quarter ended September 30, 2024. Interest income on loans and leases increased $1.6 million, or 8.9%, to $19.7 million for the quarter ended September 30, 2025, from $18.1 million for the comparable quarter in 2024, due to an increase in the average balance of loans and leases of $33.2 million, and an increase of 36 basis points in the average yield earned on loans and leases as new loans and leases were originated at higher rates and existing variable rate loans in the portfolio adjusted upward due to the overall higher interest rate environment. The average outstanding loan and lease balance was $1.2 billion for the quarters ended September 30, 2025 and 2024. The average yield on loans and leases was 6.63% for the quarter ended September 30, 2025, compared to 6.27% for the comparable quarter in 2024.
Interest income on investment securities, excluding FHLB stock, decreased $80,000, or 4.7%, to $1.6 million for the third quarter of 2025 from the comparable quarter in 2024. The decrease was due to a $21.0 million decrease in the average balance, primarily as a result of maturities and paydowns on securities being used to fund loan growth, partially offset by an eight basis point increase in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, increased to 2.59% for the third quarter of 2025, compared to 2.51% for the third quarter of 2024. The average balance of investment securities, excluding FHLB stock, decreased to $249.9 million for the quarter ended September 30, 2025, compared to $270.9 million for the quarter ended September 30, 2024.
Dividends on FHLB stock increased $12,000, or 4.0%, during the quarter ended September 30, 2025, from the comparable quarter in 2024, resulting in an average yield on FHLB stock of 9.03% for the three months ended September 30, 2025, compared to 8.69% for the three months ended September 30, 2024. Interest income on cash and cash equivalents increased $15,000, or 8.0%, to $203,000 during the quarter ended September 30, 2025 from the comparable quarter in 2024, due to a $5.1 million increase in the average balance of cash and cash equivalents, partially offset by an 87 basis point decrease in the average yield.
Interest Expense. Interest expense decreased $310,000, or 2.9%, to $10.5 million for the quarter ended September 30, 2025, compared to $10.8 million for the quarter ended September 30, 2024. Interest expense on deposits decreased $574,000, or 6.9%, to $7.8 million for the quarter ended September 30, 2025, from $8.3 million for the comparable quarter in 2024. The decrease in interest expense on deposits primarily was attributable to a 19 basis point decrease in the average rate paid on interest-bearing deposits and an $11.9 million decrease in the average balance. The average rate paid on interest-bearing deposits was 3.14% for the quarter ended September 30, 2025, compared to 3.33% for the quarter ended September 30, 2024. The average balance of interest-bearing deposits was $989.0 million for the quarter ended September 30, 2025, compared to $1.0 billion in the comparable quarter in 2024. Interest expense on FHLB borrowings increased $264,000, or 10.6%, to $2.8 million in the third quarter of 2025 compared to $2.5 million for the same quarter in 2024, due to an increase in the average rate paid on FHLB borrowings of eight basis points and an increase in the average balance of $21.0 million. The average rate paid on FHLB borrowings was 4.16% for the quarter ended September 30, 2025, compared to 4.08% for the third quarter of 2024. The average balance of FHLB borrowings totaled $265.8 million during the quarter ended September 30, 2025, compared to $244.8 million for the quarter ended September 30, 2024.
Management continues to actively evaluate funding mix and pricing strategies to balance interest expense with overall liquidity needs. This includes a focus on deepening core deposit relationships, selectively reducing higher-cost deposits, and managing wholesale borrowings to optimize the cost of funds.

Net Interest Income.  Net interest income before the provision for credit losses increased $1.9 million, or 19.7%, to $11.3 million for the third quarter of 2025, compared to $9.4 million for the third quarter of 2024. This increase was due to a 49 basis point increase in the average interest rate spread and an $8.2 million increase in average net earning assets. The improved spread reflects a favorable shift in asset yields as loans and investment securities repriced to or were originated at higher market rates, paired with a slight decrease in funding costs.
Net interest margin (annualized) was 3.07% for the three months ended September 30, 2025, compared to 2.60% for the three months ended September 30, 2024. The increase in net interest margin was attributable to improved asset yields, particularly on loans and leases, paired with a slight decrease in funding costs. The Company also benefited from a more favorable asset repricing environment following the Federal Reserve's rate cuts in late 2024, which reduced deposit costs while asset yields remained elevated.
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

	Three Months Ended September 30,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,186,517	$19,676	6.63%	$1,153,325	$18,071	6.27%
Securities	249,857	1,620	2.59%	270,857	1,700	2.51%
FHLB stock	13,907	314	9.03%	13,907	302	8.69%
Cash and cash equivalents and other	20,957	203	3.87%	15,874	188	4.74%
Total interest-earning assets	1,471,238	21,813	5.93%	1,453,963	20,261	5.57%
Non-earning assets	39,591			40,485
Total assets	1,510,829			1,494,448

Interest-bearing liabilities:
Savings and money market accounts	303,742	1,747	2.30%	290,108	1,779	2.45%
Interest-bearing checking accounts	145,916	425	1.17%	140,028	431	1.23%
Certificate accounts	539,389	5,585	4.14%	570,820	6,121	4.29%
Borrowings	265,793	2,761	4.16%	244,793	2,497	4.08%
Total interest-bearing liabilities	1,254,840	10,518	3.35%	1,245,749	10,828	3.48%
Noninterest-bearing demand deposits	108,360			101,239
Other liabilities	14,099			13,200
Stockholders' equity	133,530			134,260
Total liabilities and stockholders' equity	1,510,829			1,494,448

Net interest income		$11,295			$9,433
Net earning assets	$216,398			$208,214

Net interest rate spread(1)			2.58%			2.09%
Net interest margin(2)			3.07%			2.60%
Average interest-earning assets to average interest-bearing liabilities	117.25%			116.71%
_____________

(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $269,000 was recognized during the three months ended September 30, 2025, compared to a reversal of credit losses of $99,000 for the three months ended September 30, 2024. Net charge-offs during the third quarter of 2025 were $317,000, compared to $464,000 in the third quarter of 2024. The increased provision for credit losses during the quarter was primarily due to loan growth in the commercial real estate and commercial and industrial loan portfolios, which generally carry higher estimated loss rates compared to other segments. Additionally, the provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income decreased $27,000, or 2.0%, to $1.3 million for the quarter ended September 30, 2025, compared to the same quarter in 2024. The decline resulted primarily from a decrease in net gains on loan and lease sales, partially offset by higher loan and lease servicing fees and other income. Net gains on loan and lease sales decreased $117,000, or 55.3%, to $94,000 during the quarter ended September 30, 2025, compared to $211,000 during the comparable quarter in 2024, primarily due to reduced mortgage banking activity. Loan and lease servicing fees increased $42,000, or 34.3%, to $164,000 for the quarter ended September 30, 2025, compared to $122,000 for the comparable quarter in 2024, due to increased fees received from the payoff of serviced loans. Other income increased $50,000, or 14.2%, to $404,000 for the quarter ended September 30, 2025, compared to $354,000 for the comparable quarter in 2024, due to increased wealth management income driven by improved market performance and a higher amount of client assets under management.
Noninterest Expense.  Noninterest expense increased $67,000, or 0.8%, to $8.1 million for the three months ended September 30, 2025, compared to the same period in 2024. Salaries and employee benefits decreased $80,000, or 1.8%, to $4.5 million, primarily due to reduced equity compensation expenses. Legal and professional fees increased $77,000, or 16.7%, reflecting higher external consulting and legal service costs. Deposit insurance expense decreased $74,000, or 19.5%, primarily due to shifts in First Bank Richmond's asset and deposit mix and related assessments. Data processing fees increased $61,000, or 6.8%, to $955,000, primarily due to increased software implementation expenses.
Income Tax Expense.  The provision for income taxes increased $275,000 during the three months ended September 30, 2025, compared to the same period in 2024, as a result of higher pre-tax income. The effective tax rate for the third quarter of 2025 was 15.2% compared to 13.0% for the same quarter a year ago. The increase in the effective tax rate was a result of a higher level of pre-tax income, reducing the favorable impact of tax-exempt interest and deductions.
Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024.
General. Net income for the nine months ended September 30, 2025 was $8.2 million, a $1.3 million or 18.3% increase from net income of $6.9 million for the nine months ended September 30, 2024. Diluted earnings per share were $0.82 for the first nine months of 2025, compared to $0.68 diluted earnings per share for the first nine months of 2024. The increase in net income primarily was the result of an increase in net interest income of $3.5 million, partially offset by a $1.4 million increase in the provision for credit losses, a $441,000 increase in noninterest expense, and a $349,000 increase in the provision for income taxes. Additionally, noninterest income decreased $26,000.
Interest Income.  Interest income increased $4.1 million, or 7.0%, to $64.0 million during the nine months ended September 30, 2025, compared to $59.9 million during the nine months ended September 30, 2024. Interest income on loans and leases increased $4.5 million, or 8.5%, to $57.6 million for the nine months ended September 30, 2025, from $53.1 million for the comparable period in 2024, due to an increase in the average balance of loans and leases of $38.9 million, and an increase of 30 basis points in the average yield earned on loans and leases as new loans and leases were originated at higher rates and existing variable rate loans in the portfolio adjusted upward due to the overall higher interest rate environment. The average outstanding loan and lease balance was $1.2 billion for the nine months ended September 30, 2025, compared to $1.1 billion for the same period of 2024. The average yield on loans and leases was 6.50% for the nine months ended September 30, 2025, compared to 6.20% for the comparable period in 2024.
Interest income on investment securities, excluding FHLB stock, decreased $349,000, or 6.7%, to $4.9 million for the first nine months of 2025 from the comparable period in 2024. The decrease was due to a $21.4 million decrease in the average balance, which resulted from maturities and paydowns that were used to fund loan growth. The average yield on investment securities, excluding FHLB stock, was 2.56% for both periods. The average balance of investment securities, excluding FHLB stock, decreased to $254.5 million for the nine months ended September 30, 2025, compared to $275.9 million for the nine months ended September 30, 2024.
Dividends on FHLB stock decreased $13,000, or 1.4%, during the nine months ended September 30, 2025, from the comparable period in 2024, resulting in an average yield on FHLB stock of 8.95% for the nine months ended September 30, 2025, compared to 9.12% for the nine months ended September 30, 2024. Interest income on cash and cash equivalents increased $32,000, or 5.9%, to $577,000 during the nine months ended September 30, 2025 from the comparable period in 2024, due to a $4.3 million increase in the average balance of cash and cash equivalents, partially offset by an 80 basis point decrease in the average yield.
Interest Expense. Interest expense increased $699,000, or 2.3%, to $31.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Interest expense on deposits increased $15,000, or 0.1%, to $23.4 million for the nine months ended September 30, 2025, from the comparable period in 2024. The increase in interest expense on deposits primarily was attributable to a $12.1 million increase in the average balance of interest-bearing deposits, partially offset by a four basis point decrease in the average rate paid, which declined to 3.15% for the nine months ended September 30, 2025, compared to 3.19% for the nine months ended September 30, 2024. The average balance of interest-bearing deposits was $991.3 million for the nine months ended September 30, 2025, compared to $979.2 million in the comparable period in 2024.
Interest expense on FHLB borrowings increased $685,000, or 9.0%, to $8.3 million in the first nine months of 2025 compared to $7.6 million for the same period in 2024, primarily due to an increase in the average rate paid on FHLB borrowings of 23 basis points. The average rate paid on FHLB borrowings was 4.14% for the nine months ended September 30, 2025, compared to 3.91% for the first nine months of 2024. The average balance of FHLB borrowings totaled $267.5 million during the nine months ended September 30, 2025, compared to $259.9 million for the period ended September 30, 2024.
Net Interest Income.  Net interest income before the provision for credit losses increased $3.5 million, or 12.0%, to $32.3 million for the first nine months of 2025, compared to $28.8 million for the first nine months of 2024. This increase was due to a 28 basis point increase in the average interest rate spread, and an increase of $2.2 million in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates. The decline in average net earning assets was primarily the result of higher average balances of interest-bearing deposits.
Net interest margin (annualized) was 2.93% for the nine months ended September 30, 2025, compared to 2.66% for the nine months ended September 30, 2024. The increase in net interest margin primarily was due to the yield on interest-earning assets increasing faster than the rate paid on interest-bearing liabilities. This margin expansion was supported by growth in higher-yielding asset categories, particularly commercial and multi-family loans.

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

	Nine Months Ended September 30,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,181,751	$57,633	6.50%	$1,142,828	$53,133	6.20%
Securities	254,513	4,883	2.56%	275,903	5,232	2.53%
FHLB stock	13,907	934	8.95%	13,848	947	9.12%
Cash and cash equivalents and other	19,769	577	3.89%	15,480	545	4.69%
Total interest-earning assets	1,469,940	64,027	5.81%	1,448,059	59,857	5.51%
Non-earning assets	40,032			42,399
Total assets	1,509,972			1,490,458

Interest-bearing liabilities:
Savings and money market accounts	308,212	5,303	2.29%	279,890	4,961	2.36%
Interest-bearing checking accounts	140,493	1,122	1.06%	144,157	1,250	1.16%
Certificate accounts	542,573	16,989	4.17%	555,136	17,188	4.13%
Borrowings	267,484	8,301	4.14%	259,911	7,617	3.91%
Total interest-bearing liabilities	1,258,762	31,715	3.36%	1,239,094	31,016	3.34%
Noninterest-bearing demand deposits	105,016			105,564
Other liabilities	13,674			13,718
Stockholders' equity	132,520			132,082
Total liabilities and stockholders' equity	1,509,972			1,490,458

Net interest income		$32,312			$28,841
Net earning assets	$211,178			$208,965

Net interest rate spread(1)			2.45%			2.17%
Net interest margin(2)			2.93%			2.66%
Average interest-earning assets to average interest-bearing liabilities	116.78%			116.86%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $1.7 million was recognized during the nine months ended September 30, 2025, compared to a provision of $355,000 for the nine months ended September 30, 2024. Net charge-offs during the first nine months of 2025 were $1.3 million, compared to $1.2 million in the first nine months of 2024. The increased provision for credit losses during the period was primarily due to loan growth in the commercial real estate and commercial and industrial loan portfolios, which generally carry higher estimated loss rates compared to other segments. Additionally, the provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.

While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income decreased $26,000, or 0.7%, to $3.5 million for the nine months ended September 30, 2025, compared to the same period in 2024. Net gains on loan and lease sales decreased $130,000, or 30.9%, to $291,000 for the nine months ended September 30, 2025, compared to the comparable period in 2024, primarily due to reduced mortgage banking activity. In addition, net losses on sales of securities increased $106,000 for the first nine months of 2025, compared to the same period in 2024. These decreases were partially offset by an increase in other income of $104,000, or 10.3%, to $1.1 million for the nine months ended September 30, 2025, compared to $1.0 million for the comparable period in 2024, primarily due to increased wealth management income driven by improved market performance and a higher amount of client assets under management. Additionally, card fee income increased $58,000, or 6.5%, to $951,000, due to increased usage reflecting increased transaction volumes and continued growth in debit card usage by retail customers.
Noninterest Expense.  Noninterest expense increased $441,000, or 1.8%, to $24.6 million for the nine months ended September 30, 2025, compared to $24.1 million for the same period in 2024. Salaries and employee benefits, which represent the largest component of noninterest expense, increased $153,000, or 1.1%, to $14.0 million, reflecting annual merit increases and increased staffing to support business growth and operational needs. Other expenses increased $217,000, or 7.8%, primarily due to one-time expenses associated with contract negotiations related to the renewal of our core service provider agreement. The renegotiated agreement is expected to produce meaningful cost savings over the term of the contract by reducing costs on existing services and adding new products aimed at improving operational efficiency and the customer experience, while reducing reliance on third-party vendors. Deposit insurance expense decreased $214,000, or 18.4%, primarily due to changes in the Company's asset and deposit mix and related assessments. Data processing fees increased $103,000, or 3.8%, to $2.8 million, primarily due to increased software implementation and technology upgrade expenses.
Income Tax Expense.  The provision for income taxes increased $349,000 during the nine months ended September 30, 2025, compared to the same period in 2024. The effective tax rate for the first nine months of 2025 was 14.4% compared to 12.9% for the same period a year ago. The increase in the effective tax rate was a result of a higher level of pre-tax income, reducing the favorable impact of tax-exempt interest and deductions.
Capital and Liquidity
Capital. Shareholders' equity totaled $140.0 million at September 30, 2025 and $132.9 million at December 31, 2024. In addition to net income of $8.2 million, other sources of capital during the first nine months of 2025 included $552,000 related to the allocation of ESOP shares, $756,000 related to stock-based compensation, and a $7.7 million reduction in AOCL. Uses of capital during the first nine months of 2025 included $4.4 million of dividends paid on common stock and $5.6 million of stock repurchases.
We paid a regular quarterly dividend of $0.15 per common share during the third quarter of 2025, compared to $0.14 per common share during the third quarter of 2024. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2025 at the current dividend rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our currently outstanding shares at September 30, 2025.
Stock Repurchase Plans. During the nine months ended September 30, 2025, the Company repurchased 425,823 shares of its common stock at an average price of $13.14 per share, for an aggregate purchase price of $5.6 million, under its existing stock repurchase program. The program, which was last extended by the Board of Directors on May 16, 2024, expired on June 6, 2025, with approximately 47,121 shares remaining available for repurchase at that date. Stock repurchase programs are utilized from time to time to manage the Company's capital position, enhance shareholder value, and offset dilution from stock-based compensation awards. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $284.7 million at September 30, 2025. Certificates of deposit scheduled to mature in less than one year from September 30, 2025 totaled $424.2 million. Historically, First Bank Richmond has been able to retain a significant amount of its deposits as they mature.
As of September 30, 2025, we had approximately $19.0 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of September 30, 2025, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $105.6 million. Furthermore, at September 30, 2025, we had approximately $137.5 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of September 30, 2025, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $13.3 million for the nine months ended September 30, 2025, compared to $8.0 million provided by operating activities for the nine months ended September 30, 2024. The increase in operating cash flows primarily reflected higher net income and changes in operating assets and liabilities, including a smaller volume of loans originated for sale and higher proceeds from loan sales during the 2025 period, partially offset by a larger increase in interest payable.
Net cash used in investing activities totaled $4.3 million for the nine months ended September 30, 2025, compared to $30.3 million used in the same period of 2024. The significantly lower cash usage in 2025 was primarily due to reduced net loan growth compared to the prior-year period. This was partially offset by new investment security purchases and capital expenditures related to facility and technology investments.
Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2025, compared to $21.7 million provided during the same period in 2024. The change primarily reflected lower net deposit inflows, particularly in certificates of deposit, and the repurchase of $5.6 million of common stock, as well as dividend payments of $4.4 million. These outflows were partially offset by increases in demand and savings deposits and a net increase in FHLB advances.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2024 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At September 30, 2025, Richmond Mutual Bancorporation, on an unconsolidated basis, had $1.2 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks.  At September 30, 2025, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2025
Total risk-based capital (to risk weighted assets)	$184,296	14.4%	$102,651	8.0%	$128,314	10.0%
Tier 1 risk-based capital (to risk weighted assets)	168,248	13.1	76,988	6.0	102,651	8.0
Common equity tier 1 capital (to risk weighted assets)	168,248	13.1	57,741	4.5	83,404	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	168,248	10.9	62,002	4.0	77,502	5.0

As of December 31, 2024
Total risk-based capital (to risk weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0
Common equity tier 1 capital (to risk weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,471	10.7	61,579	4.0	76,974	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital. Failure to maintain the required buffer could result in limitations on First Bank Richmond's ability to pay dividends and discretionary bonuses and the Company's ability to repurchase shares based on specified percentages of eligible retained income. At September 30, 2025, First Bank Richmond’s capital exceeded the conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2025, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2024 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2025, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2024 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table sets forth information with respect to repurchases of our outstanding common shares during the three months ended September 30, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	—
August 1, 2025 - August 31, 2025	—	$—	—	—
September 1, 2025 - September 30, 2025	—	—	—	—
Total	—	$—	—	—
_________________________
(1)The Company did not have a publicly announced stock repurchase program in place during the quarter ended September 30, 2025.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS
Exhibit No.

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
101.0
The following materials for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: November 10, 2025	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: November 10, 2025	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)