Form 10-K
period 2025-12-31
Richmond Mutual Bancorporation, Inc.
filed 2026-03-23
CIK 1767837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $137.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 23, 2026, there were 10,501,260 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

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
First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, and its six full-service offices located in Piqua (2), Sidney (2), Troy (1), and Columbus (1), Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the FDIC.
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and receives deposits from customers located primarily in Wayne and Shelby Counties, in Indiana and Shelby, Miami and Franklin Counties, in Ohio. We sometimes refer to these counties as our primary market area. First Bank Richmond’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Our leasing operation consists of direct investments in equipment that we lease (referred to as direct finance leases) to small businesses located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology-related, such as computer systems, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business. We also provide trust and wealth management services, including serving as executor and trustee under wills and deeds and as guardian and custodian of employee benefits, and manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $246.3 million at December 31, 2025.
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

FB Richmond Holdings, Inc., a Nevada corporation, was formed in 2020 as a subsidiary of First Bank Richmond. FB Richmond Holdings holds substantially all of the Bank’s investment portfolio. As of December 31, 2025, the market value of securities held was $254.7 million.

FB Richmond Properties, Inc., a Delaware corporation, was formed in 2020 as a subsidiary of FB Richmond Holdings, Inc. FB Richmond Properties holds certain residential mortgages and commercial real estate loans. As of December 31, 2025, FB Richmond Properties held approximately $102.6 million in residential mortgages and commercial real estate loans.
At December 31, 2025, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $145.8 million in stockholders’ equity. At December 31, 2025, First Bank Richmond’s total risk-based capital ratio was 14.6%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2025, we reported net income of $11.6 million, compared to net income of $9.4 million for the year ended December 31, 2024.
On November 11, 2025, the Company entered into a definitive agreement with The Farmers Bancorp, Frankfort, Indiana (“Farmers Bancorp”), which is headquartered in Frankfort, Indiana. Pursuant to the merger agreement Farmers Bancorp will merge with and into the Company, with the Company as the surviving corporation in the merger. The transaction is expected to be completed in the second calendar quarter of 2026, subject to customary closing conditions, regulatory approval, and approval of the Company’s and Farmers Bancorp’s shareholders. For a more detailed description of the proposed merger, see "Note 3 – Acquisition of The Farmers Bancorp, Frankfort, Indiana".
Market Area
Our primary market area includes Wayne and Shelby counties in Indiana and Shelby, Miami, and Franklin counties in Ohio. We conduct our business through 13 full service and one limited-service banking offices, with seven full-service and one limited-service offices located in Indiana and six offices situated in Ohio. Our main full-service banking office and four other branch offices are located in Richmond (Wayne County), Indiana. We operate two other offices in Wayne County in the towns of Cambridge City and Centerville, and one office in Shelbyville (Shelby County), Indiana, which is situated approximately 25 miles southeast of Indianapolis. Through Mutual Federal, a division of First Bank Richmond, we operate two offices in Sidney (Shelby County), Ohio, two offices in Piqua and one office in Troy, Ohio (Miami County), and one office in Columbus, Ohio

(Franklin County). Administrative, trust and wealth management services are provided at our Corporate Office/Financial Center located in Richmond, Indiana.
Indiana. Wayne County had an estimated population in 2025 of 66,400 with a median household income of approximately $50,400. The unemployment rate in December 2025 was 2.7% in Wayne County, as compared to the national and state unemployment rates of 4.1% and 2.7%, respectively. The top employers in Wayne County include Reid Health, Richmond Community Schools, Sugar Creek Brandworthy Food Solutions, and Richmond State Hospital. First Bank Richmond operates seven banking offices in Wayne County, including five in Richmond, which is the largest city in Wayne County.
Richmond is a city in east central Indiana and the county seat of Wayne County. Richmond represents our largest deposit concentration and branch office presence. Richmond had an estimated population of 35,600 in 2025 with a median household income of approximately $45,400. It is favorably located with excellent highway access and has over 7.8 million people within a 100-mile radius. Health care and social services are the primary sources of employment, followed by manufacturing and retail trade. The city is home to a regional hospital, Reid Health, as well as five higher educational institutions: Earlham College, Bethany Theological Seminary, Indiana University East, Purdue Polytechnic University-Richmond, and Ivy Tech Community College.
Within Wayne County, we also operate branches in Cambridge City and Centerville, which were initially opened in 1958 and 1959, respectively. Cambridge City is located in the western part of Wayne County approximately 15 miles west of Richmond, and had an estimated population of 1,700 with a median household income of approximately $51,100 in 2025. The workforce in this community is primarily composed of health care and social service workers and employees in the manufacturing sector. Centerville had an estimated population of 2,800 with a median household income of approximately $49,700 in 2025. It is a residential suburb to Richmond and home to many antique stores. While Wayne County experienced a 5.0% decline in population from 2010 to 2020, the population in Centerville increased by 3.6% during this period. The population growth in Centerville resulted in part from the influx of professionals and the appeal of its school system.
Shelbyville, where we operate one branch, is the county seat of Shelby County, Indiana. Shelby County had an estimated population in 2025 of 45,300 with a median household income of approximately $72,200. Shelbyville, which had an estimated population of 20,300 with a median household income of $55,600, is located in central Indiana and within the Indianapolis metropolitan area. Manufacturing, health care, and social services are the largest employment sectors in Shelby County. The unemployment rate in Shelby County was 2.5% in December 2025 compared to 3.4% in December 2024.
Ohio. We operate two offices in Sidney (Shelby County), Ohio, two offices in Piqua and one office in Troy (Miami County), Ohio, and one office in Columbus, Ohio (Franklin County).
Sidney is the largest city and the county seat of Shelby County, Ohio. Sidney is located approximately 35 miles north of Dayton, Ohio and 75 miles west of Columbus, Ohio. Sidney had an estimated population in 2025 of 20,500 with a median household income of approximately $60,700. Manufacturing is the dominant industry among the employee workforce in Shelby County. Leading manufacturing employers in Shelby County include Honda of America Manufacturing, Airstream, and Plastipak Packaging. The unemployment rate in Shelby County was 3.6% in December 2025 compared to 4.0% in December 2024.
Miami County is located in west central Ohio and is part of the Dayton metropolitan area. Miami County had an estimated population in 2025 of 112,000 with a median household income of approximately $84,800. Within Miami County, we have offices in Troy, which is the county seat and most populous city, and Piqua. Troy is located 19 miles north of Dayton, while Piqua is located 27 miles north of Dayton. Troy had an estimated population in 2025 of 26,800 with a median household income of approximately $68,800, while Piqua had a population of 20,600 with a median household income of approximately $67,800. The health care and social services industry is the leading industry employment sector in Miami County, followed by manufacturing as well as retail trade. The largest employers in Miami County include Upper Valley Medical Center, Clopay Building Products, F&P America, UTC Aerospace Systems, Meijer Distribution Center, ConAgra Foods, American Honda, and Hobart Brothers. The unemployment rate in Miami County was 3.7% in December 2025 compared to 4.0% in December 2024.
Columbus, Ohio, where we operate one office, is the state capital of and most populous city in Ohio. Columbus ranked as the 15th most populous city in the United States with an estimated population in 2025 of 931,600 and a median household income of approximately $67,100. Columbus is the county seat of Franklin County, which along with nine other counties comprises the Columbus metropolitan area. The city has a diverse economy based on education, government, insurance, banking, defense, aviation, food, clothing, logistics, steel, energy, medical research, health care, hospitality, retail, and technology. Columbus is home to The Ohio State University, one of the largest universities in the nation.

The Columbus metropolitan area had an estimated population of 2.2 million and ranked as the 32nd most populous metropolitan area in the United States and the second most populous metropolitan area in Ohio, just behind the Cincinnati metropolitan area and slightly ahead of the Cleveland metropolitan area. The unemployment rate in December 2025 was 3.6% for both the entire Columbus metropolitan area and Franklin County, compared to 3.9% for the entire Columbus metropolitan area and 4.0% for Franklin County in December 2024.
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
Loan Approval Procedures and Authority.  Pursuant to Indiana law, the aggregate amount of loans that First Bank Richmond is permitted to make to any one borrower, or a group of related borrowers, is generally limited to 15% of First Bank Richmond’s unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025, based on the 15% limitation, First Bank Richmond’s loans-to-one-borrower limit was approximately $28.0 million. As of December 31, 2025, First Bank Richmond was in compliance with the loans-to-one-borrower limitations. At December 31, 2025, our largest lending relationship with one borrower was for $23.5 million consisting of four commercial real estate loans secured by properties in the Dayton, Ohio area. This loan relationship was performing in accordance with its repayment terms at December 31, 2025.
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
Loan Maturity and Repricing. The following tables set forth certain information at December 31, 2025 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments. Loans with scheduled maturities are reported in the maturity category in which the loan is due. Loans that have adjustable rates are shown as amortizing to final maturity rather than when the interest rates are next subject to change. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for credit losses on loans and leases.

	Due in 1 Year or Less	Weighted Average Yield	Due After 1 Year Through 5 Years	Weighted Average Yield	Due After 5 Years Through 15 Years	Weighted Average Yield	Due After 15 Years	Weighted Average Yield	Total Loans and Leases	Weighted Average Yield
	(Dollars in thousands)

Commercial mortgage	$8,534	5.7%	$110,385	6.0%	$170,947	6.0%	$124,450	5.9%	$414,316	6.0%
Commercial and industrial	56,160	6.2	35,521	7.0	42,368	6.9	8,459	5.5	142,508	6.5
Construction and development	30,363	7.2	20,894	6.6	13,021	6.5	7,427	6.8	71,705	6.9
Multi-family	40,325	5.2	51,034	6.6	68,379	4.8	49,156	6.2	208,894	5.7
Residential mortgage	1,877	6.9	14,931	6.4	45,604	5.7	108,651	5.3	171,063	5.5
Home equity lines of credit	669	5.5	6,584	7.2	12,894	6.8	—	—	20,147	6.9
Leases	8,193	7.6	133,714	9.9	3,899	9.7	—	—	145,806	9.7
Consumer	489	5.5	10,751	6.9	7,185	6.8	855	7.3	19,280	6.9

Total loans and leases	$146,610		$383,814		$364,297		$298,998		$1,193,719

	Amount due after one year at fixed interest rates:	Amount due after one year at variable interest rates:
	(Dollars in thousands)

Commercial mortgage	$66,101	$339,681
Commercial and industrial	31,026	55,322
Construction and development	2,969	38,373
Multi-family	7,292	161,277
Residential	86,764	82,422
Home equity lines of credit	5,484	13,994
Leases	137,613	—
Consumer	18,669	122

Total loans and leases	$355,918	$691,191

Residential Mortgage Lending. We make one- to four-family residential real estate loans and home equity loans and lines of credit secured by the borrower’s primary residence. In addition, we may periodically purchase residential loans, which we refer to as brokered mortgages, primarily during periods of reduced loan demand in our primary market areas and at times to support our Community Reinvestment Act lending activities, although we have not purchased any brokered mortgage loans in the last nine years. Any such purchases are made generally consistent with our underwriting standards for residential mortgage loans. At December 31, 2025, $191.2 million, or 16.0%, of our total loan and lease portfolio was secured by residential real estate, consisting of $162.5 million of one- to four-family residential real estate loans, $8.6 million of home equity loans, and $20.1 million of home equity lines of credit.
We originate both fixed-rate and adjustable-rate one- to four-family residential real estate loans. At December 31, 2025, 51.3% of our one- to four-family residential real estate loans were fixed-rate loans and 48.7% of such loans were adjustable-rate loans. Most of our loans are underwritten using generally-accepted secondary market underwriting guidelines. We typically sell most of the conforming, fixed-rate one- to four-family loans we originate into the secondary market to Fannie Mae and, to a lesser extent, the FHLB of Indianapolis. Loans that are sold into the secondary market to Fannie Mae or the FHLB of Indianapolis are sold with the servicing retained to maintain the client relationship and to generate non-interest income. The sale of mortgage loans provides a source of non-interest income through the gain on sale, reduces our interest rate risk, provides a stream of servicing income, enhances liquidity and enables us to originate more loans at our current capital level than if we held the loans in our loan portfolio. During the year ended December 31, 2025, we originated $35.1 million one- to four-family fixed-rate mortgage loans and $10.7 million one- to four-family adjustable-rate mortgage (“ARM”) loans, and sold $17.8 million of these loans without recourse to Fannie Mae and the FHLB of Indianapolis. See “- Originations, Sales and Purchases of Loans.”
Substantially all the one- to four-family residential mortgage loans we retain in our portfolio consist of fixed-rate loans that do not satisfy acreage limits, income, credit, conforming loan limits (i.e., jumbo mortgages) or various other requirements imposed by Fannie Mae or are adjustable-rate loans. Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Fannie Mae credit requirements because of personal and financial reasons (i.e., bankruptcy, length of time employed, etc.), and other aspects which do not conform to Fannie Mae’s guidelines. Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements. We may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans. We believe that these loans satisfy the needs of borrowers in our market area. As a result, subject to market conditions, we intend to continue to originate these types of loans. We also retain jumbo loans which exceed the conforming loan limits and therefore are not eligible to be purchased by Fannie Mae. At December 31, 2025, $45.3 million or 23.7% of our one- to four-family loan portfolio consisted of jumbo loans.
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
The average balance of our one- to four-family residential loans secured by first mortgages was approximately $148,000 at December 31, 2025.
We originate fixed-rate home equity loans and fixed- and variable-rate lines of credit secured either by a first or second lien on the borrower’s primary residence. Our home equity loans are fixed rate fully amortizing loans with terms of up to 15 years and are generally originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity loans originated with a loan to value ratio in excess of 80% are subject to a higher origination fee and higher interest rate than home equity loans with loan to value ratios of 80% or less. If the home equity loan is for home improvements, the improvements to be made to the property may be considered when calculating the loan to value ratio. If the loan to value ratio on the property is sufficient, regardless of the improvements to be made, the proceeds may be disbursed directly to the borrower. When the appraised value is dependent on the improvements to meet the loan to value requirement, the proceeds are held by us until we receive reasonable assurance that the improvements have been completed. The loan officers, at their discretion, may use a limited appraisal or a recertification of value on these types of loans. At December 31, 2025, home equity loans totaled $8.6 million, or 0.7% of our total loan and lease portfolio.

Home equity lines of credit may be either fixed- or adjustable-rate and are typically originated in amounts, together with the amount of the existing first mortgage, of up to 89% of the appraised value of the subject property. Home equity lines of credit originated with a loan to value ratio in excess of 80% are subject to a higher interest rate than home equity lines of credit with loan to value ratios of 80% or less. Home equity lines of credit with an adjustable rate of interest adjust quarterly and are based on the Wall Street Journal Prime rate, plus a margin. Our fixed rate lines have a five-year draw period and our adjustable-rate lines have a 10-year draw period, during which time the funds may be paid down and redrawn up to the committed amount. Once the draw period has lapsed, the borrower either pays off the loan balance, or a new loan is negotiated. We charge an annual fee on each home equity line of credit and require a monthly payment of 0.9% of the outstanding balance drawn during the period, plus interest. At December 31, 2025, home equity lines of credit totaled $20.1 million, or 1.7% of our total loan and lease portfolio, with adjustable-rate home equity lines of credit totaling $14.2 million and fixed rate home equity lines making up the remaining balance. At December 31, 2025, unfunded commitments on home equity lines of credit totaled $20.9 million.
We do not engage in originating interest only, negative amortization, option adjustable rate or subprime loans and have no established program to originate or purchase these loans. Subprime loans are defined as loans that at the time of loan origination had a FICO credit score of less than 660. Of the $191.2 million in one- to four- family loans, including home equity loans and lines of credit, in our portfolio as of December 31, 2025, $11.3 million, or 5.9%, were to borrowers with a credit score under 660. At December 31, 2025, delinquent subprime loans totaled $2.2 million.
Multi-family and Commercial Real Estate Lending. We originate commercial real estate loans, including loans secured by multi-family residential properties, office buildings, hotels, industrial properties, retail buildings, medical and professional buildings, restaurants and various other commercial properties located principally in our primary market area. As of December 31, 2025, $623.2 million or 52.2% of our total loan and lease portfolio was secured by commercial and multi-family real estate, of which $207.3 million, or 17.4% of our total loan and lease portfolio, was secured by property located in the Columbus, Ohio market. Multi-family loans totaled $208.9 million of the $623.2 million commercial and multi-family real estate loan portfolio, or 17.5% of our total loan and lease portfolio, at December 31, 2025. Of the remaining $414.3 million of this portfolio, approximately $273.4 million was secured by income producing, or non-owner-occupied commercial real estate. We also purchase and participate, from time to time, in multi-family and commercial real estate loans from other financial institutions, which amounts are included in our multi-family and commercial real estate loan portfolios. Such loans are independently underwritten according to our policies. At December 31, 2025, our purchased multi-family and commercial real estate loan participations totaled $74.3 million, or 11.9% of our total multi-family and commercial real estate loan portfolios, of which $25.9 million involve loans secured by collateral outside of our primary market area.
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
Our commercial and multi-family real estate loans generally have initial terms of 10 to 20 years and amortization terms of up to 25 years, with a balloon payment at the end of the initial term and may be fixed-rate or adjustable-rate loans. Our adjustable-rate multi-family and commercial real estate loans are generally tied to a margin above the prime rate or the applicable treasury rate. The maximum loan-to-value ratio of our multi-family and commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. At December 31, 2025, 16.9% of our multi-family and commercial real estate loans were fixed-rate loans and 83.1% were adjustable-rate loans.
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
At December 31, 2025, the average loan size of our outstanding multi-family and commercial real estate loans was $1.3 million, and the largest of such loans was a $13.6 million loan secured by a 210,000 square-foot industrial facility located in a Columbus, Ohio suburb. This loan was performing in accordance with its repayment terms at December 31, 2025. We had 60 other commercial and multi-family real estate loans each with an outstanding balance in excess of $3.0 million at December 31, 2025, all of which were performing in accordance with their repayment terms at December 31, 2025. Our largest lending relationship at December 31, 2025 was with one borrower for $23.5 million consisting of four commercial real estate loans secured by properties in the Dayton, Ohio area. All of these loans were performing in accordance with their repayment terms at December 31, 2025.
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
The composition of, and location of the underlying collateral securing, our multi-family and commercial real estate loan portfolio at December 31, 2025 was as follows:

Type of Security	Indiana	Ohio	Other	Total	% of Total in Category
	(Dollars in thousands)

Office buildings	$24,769	$51,327	$49	$76,145	12.2%
Multi-family/Apartment buildings	85,462	123,280	152	208,894	33.5
Hotels	32,547	107,676		140,223	22.5
Industrial buildings	41,017	26,845	1,566	69,428	11.1
Retail	20,952	18,671	—	39,623	6.4
Medical	6,329	8,344	—	14,673	2.4
Automotive	7,999	10,539	—	18,538	3.0
Restaurants	7,672	3,324	—	10,996	1.8
Campgrounds/Golf Courses/Leisure Activities	7,349	6,168	—	13,517	2.2
Agricultural	3,807	4,104	540	8,451	1.4
Other	6,522	14,239	1,961	22,722	3.7
Total(1)	$244,425	$374,517	$4,268	$623,210	100.0%
(1) Ohio total includes $207.3 million of commercial and multi-family loans secured by property located in the Columbus, Ohio market.

Commercial and Industrial Lending. We make secured and unsecured commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, letters of credit and other loan products, principally in our primary market area. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our operating lines of credit typically are limited to a percentage of the value of the assets securing the line. Lines of credit and term loans typically are reviewed annually. As of December 31, 2025, we had $142.5 million of commercial and industrial loans, representing 11.9% of our total loan and lease portfolio, including $7.6 million of unsecured commercial and industrial loans.
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
At December 31, 2025, the average loan size of our outstanding commercial and industrial loans was $270,000. Our largest outstanding commercial and industrial loan at that date was a working capital line of credit totaling $8.0 million, which was secured by all of the assets of the business and performing in accordance with its repayment terms at December 31, 2025. We had 27 other commercial and industrial loans with an outstanding balance in excess of $1.0 million at December 31, 2025, all of which were performing in accordance with their repayment terms at that date.
Construction and Development Lending. We originate loans to finance the construction of commercial real estate projects, such as multi-family housing, industrial, office and retail centers. We also originate residential construction loans to borrowers and builders secured by single-family residences. On a much smaller scale, we may originate loans for the acquisition and development of residential or commercial land into buildable lots. At December 31, 2025, our construction and development loan portfolio totaled $71.7 million, or 6.0% of our total loan and lease portfolio, consisting of $65.2 million in commercial construction loans and $6.5 million in residential construction loans. At December 31, 2025, we had unfunded construction loan commitments totaling $22.5 million and $3.8 million in commercial and residential construction loans, respectively. We also purchase and participate, from time to time, in construction loans from other financial institutions, which amounts are included in our construction and development loan portfolio. Such loans are independently underwritten according to our policies. At December 31, 2025, we did not have any purchased construction and development loan participations.
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
Our commercial construction loans have terms to maturity that typically range from one to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor. Commercial construction loans are typically structured with an interest only period during the construction phase. Commercial construction loans are underwritten to either mature, or transition to a traditional amortizing loan, at the completion of the construction phase. The loan-to-value ratio on our commercial construction loans, as established by independent appraisal, typically will not exceed 80% of the appraised value on a completed basis or the cost of completion, whichever is less. These loans generally include an interest reserve of 1% to 5% of the loan commitment amount. The average outstanding loan size in our commercial construction loan portfolio was approximately $1.7 million at December 31, 2025.
Commercial construction loans on property built for speculative purposes that has not sold in a period of eighteen months after completion will require re-margining at no more than 89% of current appraised value and monthly amortization based on a 25-year payout. At December 31, 2025, $31.1 million, or 43.4%, of our total commercial construction loan portfolio consisted of speculative construction loans.
We finance the construction of pre-sold owner occupied, one- to four-family residential properties in our market areas to builders and prospective homeowners. Our residential construction loans are originated primarily on a construction/permanent basis with such loans converting to an amortizing loan following the completion of the construction phase. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is typically up to nine months. The average outstanding residential construction loan balance was approximately $295,000 at December 31, 2025.
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
At December 31, 2025, our largest construction and land development loan had an outstanding balance of $9.3 million and was secured by a first mortgage and assignment of rents and leases on an urban development site in Indianapolis, Indiana. At December 31, 2025, this loan was performing according to its repayment terms. We had 6 other construction and development loans each with an outstanding balance in excess of $3.0 million at December 31, 2025, all of which were performing in accordance with their repayment terms at that date except for one $4.9 million loan that is subject to litigation between the developer and other parties.

Lease Financing. We conduct our leasing operations through First Federal Leasing, a division of First Bank Richmond. Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. We rely solely on brokers and other third-party originators to generate our lease transactions. The nature of our business requires the use of brokers and third-party originators as it focuses on transactions generally ranging between $2,500 and $250,000 (with an average size of $51,000) with terms of 24 to 72 months, and a weighted average term of 38.8 months as of December 31, 2025. Our risk management profile centers on internally rated “A” quality credits. At December 31, 2025, our direct finance leasing portfolio totaled $145.8 million, or 12.2% of our total loan and lease portfolio, with lease contracts located throughout the United States.
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
At December 31, 2025, approximately $55.1 million or 37.7% of the aggregate dollar amount of our lease portfolio was secured by property concentrated in four states: California at 16.6%; New York at 8.6%; Florida at 6.7%; and Texas at 5.9%. Our largest leasing relationship at that date was with the State of Arkansas which consisted of more than 3,200 leases totaling approximately $7.0 million in lease receivables, all of which were performing in accordance with the lease terms. Our second largest leasing relationship was with a drilled pile foundation company located in Florida consisting of four contracts totaling approximately $585,000 in lease receivables, all of which were performing in accordance with the lease terms.
Consumer Lending. We offer a variety of secured and unsecured consumer loans to individuals who reside or work in our market area, including new and used automobile loans, motorcycle loans, boat loans, recreational vehicle loans, mobile home loans and loans secured by certificates of deposit. Most of our consumer loans are made as an accommodation to our existing customers. At December 31, 2025, our consumer loan portfolio totaled $19.3 million, or 1.6% of our total loan and lease portfolio, including $1.4 million of unsecured consumer loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our office locations. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. During the year ended December 31, 2025, we originated $144.4 million of fixed rate loans and leases and $163.7 million of adjustable-rate loans, compared to $133.7 million of fixed rate loans and leases and $103.4 million of adjustable-rate loans during the year ended December 31, 2024.
The following tables provide information regarding our originations for the periods indicated:

	Year Ended December 31, 2025
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$35,115	$10,693	$45,808
Home equity lines of credit	4,074	9,916	13,990
Multi-family and commercial real estate	17,084	76,855	93,939
Construction and development	3,942	49,091	53,033
Consumer	8,041	274	8,315
Commercial and industrial	6,671	16,874	23,545
Leases	69,436	—	69,436
Total	$144,363	$163,703	$308,066
(1)Includes $1.8 million of fixed-rate and $359,000 of adjustable-rate loans secured by second mortgages on residential properties.

	Year Ended December 31, 2024
	Fixed Rate	Floating or Adjustable Rate	Total
	(Dollars in thousands)
Residential mortgage(1)	$38,147	$11,858	$50,005
Home equity lines of credit	2,398	12,908	15,306
Multi-family and commercial real estate	3,758	36,906	40,664
Construction and development	9,482	16,537	26,019
Consumer	8,224	—	8,224
Commercial and industrial	10,067	25,215	35,282
Leases	61,605	—	61,605
Total	$133,681	$103,424	$237,105
(1)Includes $2.4 million of fixed-rate and $470,000 of adjustable-rate loans secured by second mortgages on residential properties.

Total loan and lease originations increased $71.0 million, or 29.9%, to $308.1 million in 2025 from $237.1 million in 2024, driven by higher originations in multi-family and commercial real estate, construction and development loans, and lease activity, partially offset by lower residential mortgage, home equity line of credit, and commercial and industrial loan originations.

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold residential loans we originate for investment or to sell these loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, generally on a servicing-retained basis, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. All FHA, VA and USDA loans we originate are sold on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. For the years ended December 31, 2025 and 2024, we sold $17.8 million and $25.2 million of one- to four-family residential real estate loans, respectively. During the year ended December 31, 2025, we did not originate or sell any FHA, VA, or USDA loans, compared to no FHA, VA or USDA loans originated or sold during the year ended December 31, 2024.

We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

From time to time, we may purchase loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2025, we had 40 loans totaling $83.4 million, consisting of $74.3 million of multifamily and commercial real estate loans, and $9.1 million of other loans in which we were not the lead lender (of which $32.9 million are for loans secured by collateral located outside of our primary market area). All of these participation loans were performing in accordance with their original repayment terms at December 31, 2025. We also have sold portions of loans we originate that exceeded our loans-to-one borrower legal lending limit or for risk diversification. Historically, we have not purchased whole loans. Pursuant to our growth strategy, however, we may purchase whole loans in the future.
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
Nonperforming loans and leases totaled $17.4 million, or 1.46% of total loans and leases at December 31, 2025 and $6.8 million, or 0.58% of total loans and leases at December 31, 2024. Nonaccrual loans and leases totaled $13.2 million at December 31, 2025, compared to $5.1 million at December 31, 2024. The increase was primarily attributable to one commercial real estate loan of $6.7 million, which had a loan-to-value ratio of approximately 32.2% and was in the process of foreclosure proceedings. Accruing loans and leases past due 90 days or more totaled $4.2 million at December 31, 2025, up from $1.7 million at December 31, 2024. The increase was largely due to one multi-family loan of $2.4 million that became 90 days past due during 2025 but remained accruing at December 31, 2025 due to an anticipated payoff. The loan was placed on nonaccrual status in early 2026 as a result of no payment being received by the bank.
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
Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses on loans and leases. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. We had $56,000 in foreclosed assets at December 31, 2025.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Nonaccrual loans and leases:
Residential mortgage(1)	$76	$94
Commercial mortgage	7,436	—
Construction and development	4,900	4,900
Commercial and industrial	30	35
Leases	715	34
Total non-accruing loans and leases	13,157	5,063

Accruing loans and leases delinquent more than 90 days:
Residential mortgage(1)	1,446	1,261
Home equity lines of credit	88	14
Multi-family	2,362	—
Consumer	46	99
Leases	299	340
Total accruing loans and leases delinquent more than 90 days	4,241	1,714
Total non-performing loans and leases	17,398	6,777

Foreclosed assets:
Residential mortgage(1)	56	37
Total foreclosed assets	56	37

Total non-performing assets	$17,454	$6,814

Total non-performing loans to total loans	1.46%	0.58%
Total non-performing assets to total assets	1.14%	0.45%
Total non-performing assets and modified loans (accruing) to total assets	1.14%	0.45%
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
On the basis of this review of our assets, our classified assets at the dates indicated were as follows:

	At December 31,
	2025	2024
	(In thousands)
Special mention	$1,023	$4,918
Substandard	23,775	13,832
Doubtful	715	34
Total classified assets	$25,513	$18,784
Allowance for Credit Losses
The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan and lease portfolio. This determination requires significant judgment to estimate credit losses on a collective pool basis where similar risk characteristics exist, as well as for loans evaluated individually. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, including the nature of the portfolio, credit concentrations, historical loss experience, and current conditions and reasonable supportable forecasts for the Company's outstanding loan and lease balances. Allowances are made on individually analyzed loans generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on individually analyzed loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan and lease portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans and leases, facts and issues related to specific loans and leases, historical loan and lease loss and delinquency experience, trends in past due and non-accrual loans and leases, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.
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

	At and For the
	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Allowance for credit losses on loans and leases to total loans and leases outstanding	1.38%	1.34%
Allowance for credit losses on loans and leases	$16,466	$15,791
Total loans and leases outstanding	$1,193,719	$1,175,296
Nonaccrual loans and leases to total loans and leases outstanding	1.10%	0.43%
Nonaccrual loans and leases	$13,157	$5,063
Total loans and leases outstanding	$1,193,719	$1,175,296
Allowance for credit losses on loans and leases to nonaccrual loans and leases	125.15%	311.89%
Allowance for credit losses on loans and leases	$16,466	$15,791
Nonaccrual loans and leases	$13,157	$5,063
Net charge-offs/(recoveries) during the period to average loans and leases outstanding:
Commercial mortgage	—%	—%
Net recoveries during the period	$(1)	$—
Average amount outstanding	$412,943	$373,547
Commercial and industrial	(0.02)%	(0.05)%
Net recoveries during the period	$(27)	$(64)
Average amount outstanding	$136,962	$123,365
Construction and development	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$59,723	$100,879
Multi-family	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$220,002	$189,847
Residential mortgage	(0.02)%	—%
Net recoveries during the period	$(29)	$(4)
Average amount outstanding	$169,692	$172,902
Home equity	—%	—%
Net charge-offs/(recoveries) during the period	$—	$—
Average amount outstanding	$18,846	$13,869
Leases	1.11%	0.96%
Net charge-offs during the period	$1,611	$1,428
Average amount outstanding	$145,248	$148,692
Consumer	0.75%	0.64%
Net charge-offs during the period	$154	$146
Average amount outstanding	$20,480	$22,872
Total loans and leases	0.14%	0.13%
Net charge-offs during the period	$1,708	$1,506
Average amount outstanding	$1,183,896	$1,145,973
As of January 1, 2023, the Bank adopted the accounting standard referred to as CECL. As a result of the change in methodology from the incurred loss method to the CECL method, on January 1, 2023 the Company recorded a one-time adjustment from equity into the allowance for credit losses on loans and leases in the amount of $2.0 million, net of tax. This adjustment increased the allowance from $12.4 million at December 31, 2022 to $15.1 million at January 1, 2023. At December 31, 2025, the allowance for credit losses on loans and leases totaled $16.5 million, or 1.38% of total loans and leases outstanding, compared to $15.8 million, or 1.34% of total loans and leases outstanding at December 31, 2024. This increase was driven by a $17.9 million increase in our loan and lease portfolio. The growth in the balance of loans and leases primarily occurred in the commercial mortgage and multi-family categories, which is in line with management's strategy to expand these portfolios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition at December 31, 2025 Compared to December 31, 2024” contained in Part II, Item 7 of this Form 10-K for additional information regarding changes in our loans, leases, and related allowances.
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

	At December 31,
	2025		2024
	Amount	Percent of loans and leases in each category to total loans	Amount	Percent of loans and leases in each category to total loans
	(Dollars in thousands)
Allocated at end of period to:

Real estate loans:
Residential mortgage	$1,833	11.1%	$1,910	12.1%
Home equity lines of credit	189	1.1	184	1.2
Multi-family	2,336	14.2	2,660	16.8
Commercial mortgage	4,575	27.8	4,486	28.4
Construction and development	2,298	14.0	2,243	14.2
Total real estate loans	11,231	68.2	11,483	72.7

Consumer loans	348	2.1	356	2.3

Commercial business loans and leases:
Commercial and industrial	1,812	11.0	1,483	9.4
Leases	3,075	18.7	2,469	15.6
Total commercial business loans and leases	4,887	29.7	3,952	25.0

Total loans and leases	$16,466	100.0%	$15,791	100.0%
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
Investment Activities
General. First Bank Richmond has the legal authority to invest in a variety of liquid assets, including U.S. Treasury obligations, securities of government-sponsored enterprises, municipal securities, deposits at the Federal Home Loan Bank of

Indianapolis, certificates of deposit of federally insured institutions, investment-grade corporate bonds, and investment-grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Indianapolis stock.
The objectives of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, mitigate interest rate and market risk, diversify assets, and maximize the rate of return on invested funds within the context of our interest rate and credit risk objectives. Various factors are considered when making decisions regarding our investment portfolio, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases. Our investment securities are usually classified as available-for-sale; however, the purchasing officer has the option, at the time of purchase, to designate individual securities as held-to-maturity, available-for-sale, or trading.

In April 2020, First Bank Richmond established a wholly-owned subsidiary, FB Richmond Holdings, Inc. (“FB Richmond Holdings”), a Nevada corporation, to hold a majority of the investment portfolio and to optimize certain tax benefits. FB Richmond Holdings manages the portion of the investment portfolio transferred to it by the Bank, in accordance with an investment policy that substantially mirrors the Bank's policy. FB Richmond Holdings employs a third-party investment advisor, subject to oversight by its Board of Directors, which includes the President and Chief Executive Officer and the Chief Financial Officer of the Company. As of December 31, 2025, on a consolidated basis, we held $251.9 million of available-for-sale securities at fair value, $2.8 million of held-to-maturity securities at cost, and no trading securities. FB Richmond Holdings managed $254.7 million of the total investment portfolio at that date.
We may from time to time invest in “special situation” investments in order to earn profits or to hedge against interest rate risk. These investments may include interest rate swaps and/or interest rate caps. These investments are handled on a case-by-case basis requiring the advice and counsel of the Asset/Liability Committee. The President and/or Chief Financial Officer can act on his own authority for investments under $400,000. However, once this authority is utilized, it must be reauthorized at the next Asset/Liability Committee meeting. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2025.
We held common stock of the FHLB of Indianapolis in connection with our borrowing activities totaling $13.9 million at December 31, 2025. For the year ended December 31, 2025, First Bank Richmond received a total of $1.2 million in dividends from the FHLB. Our required investment in the stock of the FHLB is based on a predetermined formula, carried at cost and evaluated for impairment. We may be required to purchase additional FHLB stock if we increase borrowings in the future.

Portfolio Maturities and Yields. The following table sets forth the weighted average yields of investment securities at various ranges of maturities, excluding Federal Reserve Bank and FHLB stock, at December 31, 2025. Weighted average yields on tax-exempt securities are presented on a tax-equivalent basis using a federal tax rate of approximately 21.0%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	At December 31, 2025
	Weighted-Average Yield
	Due in 1 Year or Less	Due After 1 Through 5 Years	Due After 5 Through 10 Years	Due After 10 Years

Securities available for sale:
U.S. government, SBA pools and federal agency	—%	1.43%	2.23%	2.26%
State and municipal obligations	2.50	2.99	3.26	2.91
Government sponsored mortgage-backed securities	—	1.29	3.22	2.13
Corporate obligations	—	—	3.97	4.21
Other	—	—	—	—
Total securities available for sale	2.50	2.03	3.32	2.56

Securities held to maturity:
State and municipal obligations	3.13	3.32	3.73	4.13
Other	—	—	—	—
Total securities held to maturity	3.13	3.32	3.73	4.13
Total investment securities	2.72%	2.08%	3.33%	2.57%
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
Deposits. We offer deposit accounts to consumers and businesses having a wide range of interest rates and terms. Our deposits consist of savings deposit accounts, money market accounts, NOW and demand accounts and certificates of deposit. We solicit deposits in our market areas as well as online through our website. We also participate in reciprocal deposit services for our customers through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) networks. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits. We also accept brokered deposits from deposit brokers. At December 31, 2025, our brokered deposits totaled $235.9 million, or 21.1% of total deposits, with an average interest rate of 4.02% and a 10-month weighted-average maturity, compared to $257.6 million, or 23.5% of total deposits, with an average interest rate of 4.25% and an 11-month weighted-average maturity at December 31, 2024. Our reliance on brokered deposits may increase our overall cost of funds.
At December 31, 2025, our core deposits, which are deposits other than certificates of deposit of $250,000 or more and brokered deposits, totaled $794.6 million, representing 71.3% of total deposits, compared to $767.1 million, representing 70.1% of total deposits, at December 31, 2024.

Our largest banking office based on deposits is our main office in Richmond, Indiana, which had total deposits of $545.2 million or 48.9% of our total deposits at December 31, 2025. Approximately 70.8% ($789.8 million) of our total deposits were held in our Wayne County, Indiana offices as of December 31, 2025, with 88.2% ($697.0 million) of those deposits held in our five Richmond, Indiana offices. Overall, $838.3 million or 75.2% of our total deposits were held in Indiana branches and $276.7 million or 24.8% were held in Ohio branches as of December 31, 2025.
The Federal Reserve has historically required all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. In March 2020, the Federal Reserve reduced requirements to zero percent to support lending to households and businesses. Currently, the Federal Reserve has stated it has no plans to re-impose reserve requirements. However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.
The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Beginning balance	$1,093,940	$1,041,140
Net deposits	(10,295)	21,049
Interest credited	31,248	31,751
Ending balance	$1,114,893	$1,093,940

Net increase	$20,953	$52,800

Percent increase	1.9%	5.1%

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:

Demand deposits:
Non-interest bearing	$100,091	9.0%	$110,106	10.1%
Interest bearing	143,863	12.9	135,310	12.4
Savings	114,501	10.3	112,499	10.3
Money market	204,836	18.4	188,812	17.3

Total non-certificates	563,291	50.5	546,727	50.0

Certificates:

0.00 – 1.00%	4,730	0.4	31,319	2.9
1.01 – 2.00%	2,988	0.3	5,615	0.5
2.01 – 3.00%	4,189	0.4	7,418	0.7
3.01 – 4.00%	198,530	17.8	47,956	4.4
4.01 – 5.00%	330,895	29.7	342,139	31.3
Over 5.00%	10,270	0.9	112,766	10.3

Total certificates	551,602	49.5	547,213	50.0

Total deposits	$1,114,893	100.0%	$1,093,940	100.0%

The following table sets forth, at the dates indicated, the average amount of and the average rate paid on deposit categories that are in excess of 10 percent of average total deposits.

	At December 31,
	2025		2024
	Average Balance Outstanding	Weighted Average Rate	Average Balance Outstanding	Weighted Average Rate
	(Dollars in thousands)

Demand deposits:
Non-interest bearing	$105,426	—%	$105,356	—%
Interest bearing	141,154	1.0	141,902	0.9
Savings	113,136	0.9	116,183	0.8
Money market	199,136	2.8	169,763	3.1
Certificate accounts	543,714	4.0	557,216	4.4

Total deposits	$1,102,566	2.7%	$1,090,420	2.9%

The following table indicates the time deposit accounts classified by rate and maturity at December 31, 2025.

	0.00- 1.00%	1.01- 2.00%	2.01- 3.00%	3.01- 4.00%	4.01- 5.00%	Over 5.00%	Total	Percent of Total
	(Dollars in thousands)
Certificate accounts maturing in quarter ending:

March 31, 2025	$11	$829	$2,684	$14,285	$120,563	$4,267	$142,639	25.86%
June 30, 2025	36	614	52	20,496	81,215	3,003	105,416	19.11
September 30, 2025	3,840	1,098	353	22,636	65,123	3,000	96,050	17.41
December 31, 2025	345	8	81	37,619	29,506	—	67,559	12.25
March 31, 2026	324	4	7	31,915	23,277	—	55,527	10.07
June 30, 2026	144	8	23	27,770	5,000	—	32,945	5.97
September 30, 2026	3	244	6	16,891	—	—	17,144	3.11
December 31, 2026	11	26	325	9,515	—	—	9,877	1.79
March 31, 2027	7	—	75	4,236	822	—	5,140	0.93
June 30, 2027	—	—	93	557	5,000	—	5,650	1.02
September 30, 2027	8	11	119	1,202	—	—	1,340	0.24
December 31, 2027	—	—	63	5,815	—	—	5,878	1.07
Thereafter	1	146	308	5,593	389	—	6,437	1.17

Total	$4,730	$2,988	$4,189	$198,530	$330,895	$10,270	$551,602	100.00%

Percent of total	0.86%	0.54%	0.76%	35.99%	59.99%	1.86%	100.00%

As of December 31, 2025, approximately $268.2 million of our deposit portfolio, or 24.05% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of December 31, 2025 (dollars in thousands).

3 months or less	$24,601
Over 3 through 6 months	11,267
Over 6 through 12 months	26,018
Over 12 months	20,760
$82,646
For additional information regarding our deposits, see "Note 11: Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.
Borrowed Funds. We utilize borrowings as a source of funds, especially when they are less costly than deposits and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings historically have consisted of advances from the FHLB of Indianapolis. We may obtain advances from the FHLB of Indianapolis upon the security of the capital stock we own in the FHLB and certain of our mortgage loans and investment securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2025, we had $240 million in FHLB advances outstanding. Based on current collateral levels, at December 31, 2025 we could borrow an additional $129.2 million from the FHLB of Indianapolis at prevailing interest rates.

We also have an available line of credit with the FHLB of Indianapolis totaling $10.0 million.
The following table presents the maturity and weighted average rates of our FHLB advances as of December 31, 2025.

Maturity by Fiscal Year	FHLB Advances	Weighted Average Rate

2026	$136,000	3.91%
2027	48,000	4.21%
2028	29,000	4.10%
2029	7,000	4.14%
2030	20,000	3.38%
Thereafter	—	—%
	$240,000	3.96%
At December 31, 2025, other borrowings totaled $12.0 million and consisted entirely of federal funds purchased. The weighted average interest rate on these borrowings was 3.75% at December 31, 2025.
Trust and Financial Services
We provide a variety of fee-based financial services, including trust and estate administration, investment management services, retirement plan administration and private banking services, in our market areas. Trust services are provided to both individual and corporate customers, including personal trust and agency accounts, and employee benefit plans. We also manage private investment accounts for individuals and institutions. Total wealth management assets under management and administration were $246.3 million at December 31, 2025. These activities provide an additional source of fee income to First Bank Richmond and in 2025 constituted 27.3% of our total non-interest income.
Subsidiary and Other Activities
At December 31, 2025, Richmond Mutual Bancorporation had two subsidiaries, First Bank Richmond and First Insurance Management, Inc. First Bank Richmond is our wholly owned banking subsidiary. First Insurance Management, Inc. was formed in 2022 as a pooled captive insurance company subsidiary of the Company, incorporated in the State of Nevada, for the purpose of providing additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. As of December 31, 2025, First Insurance Management provided us with various liability and property damage policies for the Company and its related subsidiaries. First Insurance Management is regulated by the State of Nevada Division of Insurance.
At December 31, 2025, First Bank Richmond had an active investment subsidiary, FB Richmond Holdings, which is a Nevada corporation that holds substantially all of First Bank Richmond's investment portfolio. As of December 31, 2025, the market value of securities managed was $254.7 million. FB Richmond Holdings has one active subsidiary, FB Richmond Properties, Inc., which is a Delaware corporation holding approximately $102.6 million in loans.
Competition
We face significant competition within our market both in making loans and leases and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, equipment financing companies, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. We also compete with financial technology (FinTech) companies. Recent technological advances and other changes have allowed parties to affect financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. We expect competition from these institutions to remain strong, including from online banks and FinTech companies that leverage technology to deliver financial services.

Based on the most recent data provided by the FDIC, there are approximately 10 and 36 other commercial banks and savings banks operating in our Indiana and Ohio market areas, respectively. Additionally, there are approximately 10 and 18 credit unions operating in these same respective market areas. As of June 30, 2025 (the most recent branch deposit data provided by the FDIC), First Bank Richmond’s share of bank deposits in Wayne and Shelby Counties, in Indiana, was approximately 25.9% and 2.0%, respectively, and in Shelby and Miami Counties, in Ohio, was approximately 12.3% and 4.2%, respectively.
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
Loans to One Borrower Limitations. Under Indiana law, First Bank Richmond’s total loans or extensions of credit to a single borrower or group of related borrowers cannot exceed, with specified exceptions, 15% of its capital stock, surplus fund and undivided profits. First Bank Richmond may lend additional amounts up to 10% if the loans or extensions of credit are fully secured by readily-marketable collateral. At December 31, 2025, First Bank Richmond complied with these loans-to-one-borrower limitations. At December 31, 2025, First Bank Richmond’s largest aggregate amount of loans to one borrower was $23.5 million.
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
At December 31, 2025, First Bank Richmond’s capital exceeded all applicable requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” contained in Part II, Item 7 and “Note 19: Regulatory Capital” in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
The Financial Accounting Standards Board adopted a new accounting standard for US GAAP that was effective for us beginning in 2023. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the former method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the former methodology and the amount required under CECL. For a banking organization, implementation of CECL generally reduces retained earnings and affects other items in a manner that decreases regulatory capital. The federal banking regulators, including the Federal Reserve Board and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Management did not elect the option to phase in the day-one adverse effects of CECL over a three-year period, and instead, elected to record the full effects of the adoption of CECL in 2023.
The Bank adopted CECL as required on January 1, 2023. For additional information, see "Allowance for Credit Losses" under "Note 1: Nature of Operations and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.
Under the federal prompt corrective action rules, the Federal Deposit Insurance Corporation is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution's level of capital. An institution that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based ratio of 8.0% or more, a common equity Tier 1 ratio of 6.5% or more and a leverage ratio of 5.0% or more is considered "well capitalized," provided that it is not subject to an agreement, order or directive issued by the Federal Deposit Insurance Corporation requiring it to meet and maintain a specific capital level. Institutions that are not well capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits. At December 31, 2025, First Bank Richmond met the criteria to be considered "well capitalized."

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
The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2025, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 38.4% of total regulatory capital. In addition, at December 31, 2025, the Bank’s loans secured by commercial real estate (as defined in the guidance) represented 297.0% of total regulatory capital.
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
For the fiscal year ended December 31, 2025, First Bank Richmond paid $1.2 million in FDIC premiums. Assessment rates are applied to an institution's assessment base, which is its average consolidated total assets minus its average tangible equity during the assessment period.
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
On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule intended to strengthen and modernize regulations implementing the CRA. The rule was designed to encourage banks to expand access to credit, investments, and banking services in low- and moderate-income communities, accommodate changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of CRA regulations, and tailor CRA evaluations and data collection based on bank size and type. The final rule was published with an effective date of April 1, 2024, and included staggered compliance deadlines; however, implementation was stayed by a preliminary injunction. In 2025, the federal banking agencies issued a Joint Notice of Proposed Rulemaking to rescind the 2023 final rule and reinstate the prior CRA regulations. As a result, the Bank continues to be evaluated under the pre-2023 CRA regulatory framework.
Consumer Protection and Fair Lending Regulations. Indiana chartered banks are subject to a variety of federal and Indiana statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes, including Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts and practices against consumers, authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys' fees for certain types of violations. The Dodd-Frank Act prohibits unfair, deceptive or abusive acts or practices against consumers, which can be enforced by the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation and state Attorneys General. However, in early 2025, CFPB leadership significantly scaled back the agency's rulemaking, enforcement and supervisory activities, including pausing major enforcement actions, rescinding guidance, and narrowing priorities which has significantly reduced active oversight of financial institutions. Although statutory consumer protection requirements remain in force, the agency's diminished operations have created regulatory uncertainty with respect to the supervision and enforcement of the existing consumer financial protection laws.
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

Federal Home Loan Bank System. First Bank Richmond is a member of the FHLB of Indianapolis, one of the 11 regional FHLBs which provide a central credit facility primarily for member institutions. Member institutions are required to acquire and hold shares of capital stock in the FHLB. This stock has no quoted market value and is carried at cost. First Bank Richmond reviews the cost basis of the FHLB stock for ultimate recoverability regularly. At December 31, 2025, no impairment of the value of the stock has been recognized. As of December 31, 2025, the Bank had $240.0 million of FHLB advances and $10.0 million available on its line of credit with the FHLB.
Federal Reserve System. The Federal Reserve requires depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. As of December 31, 2025, the reserve requirement ratio was zero percent.
The Bank is authorized to borrow from the Federal Reserve Bank "discount window." An eligible institution need not exhaust other sources of funds before going to the discount window, nor are there restrictions on the purposes for which the institution can use primary credit. At December 31, 2025, the Bank had no outstanding borrowings from the discount window.
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
Capital Loss Carryovers. A corporation may not recognize capital losses in excess of capital gains. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryforward is treated as a short-term capital loss for the year to which it is carried. Accordingly, it is combined with other capital losses in that year and used to offset any capital gains. Any capital loss remaining after the five-year carryforward period is not deductible. At December 31, 2025, we had total capital loss carryforwards of $203,000, of which the earliest amount ($47,000) will expire on December 31, 2029.
Corporate Dividends. Richmond Mutual Bancorporation may generally exclude from its income 100% of dividends received from First Bank Richmond and their respective subsidiaries as members of the same affiliated group of corporations.
State Taxation. First Bank Richmond is subject to Indiana’s financial institutions tax, which is imposed at a flat rate as of December 31, 2025, of 4.9% on “adjusted gross income” apportioned to Indiana. “Adjusted gross income,” for purposes of the financial institutions tax, begins with taxable income as defined by Section 63 of the Internal Revenue Code and incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications including only considering members of the combined group which have Indiana nexus. First Bank Richmond is not currently under audit with respect to its Indiana tax returns.
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
Employees and Human Capital
As of December 31, 2025, we had 180 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
To facilitate talent attraction and retention, we strive to make First Bank Richmond an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and welfare programs. As of December 31, 2025, approximately 73.5% of our workforce was female and 26.5% male, and our average tenure was 10.1 years. As part of our compensation philosophy, we believe that we must offer and maintain market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to healthy base wages, additional programs include annual bonus opportunities, a Company augmented Employee Stock Ownership Plan, Company matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs.
The success of our business is fundamentally connected to the well-being of our employees. We are committed to the health, safety, and wellness of our workforce and their families, providing access to a variety of flexible and convenient programs that support physical and mental health, including tools and resources to help employees maintain or improve their well-being. We have also implemented flexible work arrangements for eligible employees while continuing additional safety measures for employees performing critical on-site work.
A core tenet of our talent system is to both develop talent from within and supplement with external hires. This approach has yielded loyalty and commitment in our employee base which in turn grows our business, our products, and our customers, while adding new employees and external ideas supports a continuous improvement mindset. We believe that our 10.1-year average tenure reflects the engagement of our employees in this core talent system tenet.
Information About Our Executive Officers
Officers are elected annually to serve for a one-year term. There are no arrangements or understandings between the officers and any other person pursuant to which he or she was or is to be selected as an officer.

Garry D. Kleer (age 70). Mr. Kleer currently serves as Chairman, President, and Chief Executive Officer of Richmond Mutual Bancorporation and as Chairman and Chief Executive Officer of First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer is a member of the American Bankers Association's Membership Council. During 2022, Mr. Kleer served as Chairman of the Indiana Bankers Association ("IBA") and continues to serve on its board as the ABA constituent director. Mr. Kleer was named a Sagamore of the Wabash and inducted into the IBA Leaders in Banking Excellence in 2022. Mr. Kleer’s community involvement includes service on the boards of the Boys & Girls Clubs of Wayne County, Richmond Symphony Orchestra, and Reid Health. He has also been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader, and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer is a graduate of Indiana University, the ABA Graduate School of Commercial Lending and the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
Bradley M. Glover (age 35). Mr. Glover is currently serving as Senior Vice President and Chief Financial Officer of Richmond Mutual Bancorporation and First Bank Richmond. Mr. Glover was appointed Chief Financial Officer in March 2024 after serving as Acting Chief Financial Officer beginning May 2023. He has worked at First Bank Richmond since 2011. He served as Vice President and Controller of the Bank beginning in 2021 before promotion to his role of Chief Financial Officer. Mr. Glover's responsibilities include management and direction of the finance and accounting functions, asset-liability management, budgeting and investment management. He also manages the accounting functions of the Bank and oversees daily accounting operations, as well as directs and assists in the preparation of regulatory and managerial financial reports. Mr. Glover holds a BS in Accounting from Ball State University’s Miller College of Business and has been recognized by the Indiana Bankers Association for completion of their Leadership Development Program. In addition to his 14-year career in banking, Mr. Glover also serves as a board member of Centerville-Abington Community Dollars for Scholars and a finance committee member of the Richmond Family YMCA.
Paul J. Witte (age 54). Mr. Witte, employed by First Bank Richmond since 1996, was promoted to President/Chief Operating Officer of the Bank in January 2023. Mr. Witte has recently served as Executive Vice President and previously as Senior Vice President of Commercial Lending since 2014 and Commercial Leasing since 2006. Mr. Witte manages the lending and operations functions of the Bank. Mr. Witte is a graduate of Ball State University with a BS in Accounting, Corporate Finance, and Institutional Finance. He is a Certified Public Accountant (currently inactive). He is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison and has attended the Financial Managers School sponsored by the Graduate School of Banking at the University of Wisconsin-Madison. Mr. Witte has been extensively involved in our community, having served on the board of numerous organizations during his tenure.
William "Bill" A. Daley, Jr. (age 60). Mr. Daily has over 36 years of experience in community banking. He currently serves as the Ohio Market President at Mutual Federal, a position he has held since April 2025, where he is responsible for driving market growth, strengthening client relationships, and ensuring operational excellence across all banking functions. Previously, Mr. Daily served as Chief Executive Officer, Director, and Founder of Riverside Bank of Dublin, where he successfully launched and grew the bank earning a Bauer 5-Star rating and was named Ohio Bankers League Bank of the Year. Throughout his career, Mr. Daily has held senior leadership roles including Chief Lending Officer, Chief Credit Officer, Regional President, and Director of Commercial Banking. Mr. Daily holds a Bachelor of Arts in Economics from Indiana University, an MBA from Webster University, and is a graduate of the University of Wisconsin Graduate School of Banking.
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
Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. Adverse economic conditions in our market areas, including declining employment, reduced consumer spending, business failures, or adverse weather events, could adversely affect our growth, customers’ ability to repay loans, and, consequently, our business, financial condition, and results of operations.
Economic conditions in our market area are influenced by broad macroeconomic and policy factors, including inflation or deflation, changes in monetary policy, interest rate volatility, fiscal and trade policies, geopolitical conflicts, market instability, supply-chain disruptions, and adverse weather events. Although inflation has moderated, many borrowers continue to face higher operating costs, including increased costs of materials, goods, and labor. Changes in monetary policy may also affect borrowing behavior, asset values, and credit performance. Trade disputes, tariffs, and shifts in global supply chains may further increase costs for certain commercial borrowers, particularly those dependent on construction materials, raw materials, component parts, or exports.
A deterioration in economic conditions in the market areas we serve, whether due to recessionary conditions, inflation or deflation, interest rate volatility, geopolitical conflicts, market instability, adverse weather events, or other factors could have a materially adverse effect on our business, financial condition, or results of operations. Any of these conditions could lead to:
•Reduced demand for our products and services, potentially leading to lower loan originations, deposits, and other revenues;
•Elevated instances of loan delinquencies, problematic assets, and foreclosures;
•Reduced values in collateral securing our loans, thereby diminishing borrowing capacities and asset values tied to existing loans; and
•Reduced net worth and liquidity of loan guarantors, possibly impairing their ability to meet commitments to us.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically more diverse. Many of the loans in our portfolio are secured by real estate. Real estate values are affected by various factors, including economic conditions, governmental rules or policies, natural disasters, and trade-related pressures that may affect construction costs or availability of materials. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
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

The yields we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This mismatch exposes us to significant earnings volatility as market interest rates fluctuate. Shifts in interest rates can also impact the average lifespan of loans and mortgage-backed securities. In periods of rising interest rates, the growth rate of interest income from our assets might lag behind the accelerating interest expenses on liabilities. Conversely, declining interest rates can trigger increased loan prepayments and mortgage-backed security redemptions as borrowers seek lower borrowing costs through refinancing. This introduces reinvestment risk, where the challenge lies in reinvesting prepayments at rates comparable to those initially earned on the prepaid loans or securities. Moreover, an inverted interest rate yield curve, wherein short-term interest rates (which are usually the rates at which financial institutions borrow funds) surpass long-term rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans), can compress a financial institution's net interest margin. This occurrence poses financial risks, particularly for institutions that originate longer-term, fixed-rate mortgage loans. As of December 31, 2025, approximately 35.9% of our loan and lease portfolio consisted of fixed-rate loans and leases, potentially exposing us to these risks.
As of December 31, 2025, our deposit composition included $411.7 million in certificates of deposit maturing within one year and $563.3 million in noninterest-bearing, NOW checking, savings, and money market accounts. In a rising rate environment, retaining deposits can become costlier. If deposit and borrowing rates rise faster than loan and investment yields, our net interest income and overall earnings could decline. Additionally, adjustable-rate residential mortgage loans and home equity lines of credit may face increased default risks in a rising rate environment.
A sustained and substantial change in market interest rates could significantly impact our financial condition, liquidity, and operational results. Furthermore, fluctuations in interest rates may adversely affect the valuation of our assets and liabilities, ultimately affecting our earnings.
Risks Related to the Proposed Merger with The Farmers Bancorp, Frankfort, Indiana
The completion of the merger with The Farmers Bancorp, Frankfort Indiana (“Farmers Bancorp”) is subject to numerous risks and uncertainties that could materially affect our business, financial condition, results of operations, and stock price.
We have entered into a definitive agreement pursuant to which Farmers Bancorp will be merged with and into Richmond Mutual Bancorporation, with Richmond Mutual Bancorporation as the surviving entity. Promptly thereafter, Farmers Bancorp’s wholly owned bank subsidiary, The Farmers Bank, will be merged with and into First Bank Richmond, the wholly owned bank subsidiary of Richmond Mutual Bancorporation, with First Bank Richmond as the surviving bank. These transactions (collectively, the “merger”), if completed, will substantially increase the size of the Company.
Successfully integrating the operations, technologies, systems, personnel, and corporate cultures of the two companies may be complex, time-consuming, and costly. We may not achieve any or all of the anticipated strategic, operational, or financial benefits of the merger, including projected cost savings and revenue synergies. Disruptions related to integration could result in delays, inefficiencies, or the loss of key personnel, customers, or suppliers, any of which could adversely affect our business.
The merger also involves significant financial and accounting risks. The transaction requires valuation of acquired assets and liabilities, recognition of goodwill and other intangible assets, and may result in increased balance sheet complexity. Future impairment of goodwill, if any, or intangible assets could adversely affect our results of operations. Changes in our capital structure or increased leverage resulting from the transaction could also affect our liquidity, financial condition, and ability to access capital.
Completion of the merger is subject to regulatory approvals and other conditions. Failure to obtain or delays in obtaining such approvals could prevent or delay the merger or require us to comply with conditions that could adversely affect the combined company. Litigation or claims arising in connection with the merger could also result in unanticipated costs or obligations.
Market and business conditions following the merger may differ from expectations, and the combined company may face increased competition or changes in customer, supplier, or employee relationships. The anticipated benefits of the merger, including cost savings and revenue synergies, may not be realized in full or within the expected timeframe. These factors, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations, and stock price.

Risks Related to Our Business
We have a substantial portfolio of commercial and multi-family real estate, as well as commercial and industrial loans, and we intend to continue increasing originations of these loan types. These loans carry credit risks that could adversely affect our financial condition and results of operations.
As of December 31, 2025, our portfolio included commercial real estate, multi-family real estate, and commercial and industrial loans totaling $765.7 million, constituting approximately 64.1% of our total loans and leases. Commercial loans typically involve larger principal amounts than other types of loans, and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development related to a single commercial loan or credit relationship poses a significantly greater risk of loss compared to one-to-four family residential mortgage loans. Repayment of commercial loans often depends on the cash flow generated by the business or property involved, making them more sensitive to adverse conditions in the real estate market, business climate, or broader economic environment. For loans secured by non-owner-occupied properties, repayments rely heavily on tenant rent payments, and softening real estate conditions or weaker economic activity heighten repayment risks. In addition, many of our commercial real estate loans are not fully amortizing and require large balloon payments upon maturity, which may necessitate the borrower to sell or refinance the property, increasing the risk of default.
Commercial and industrial loans typically are made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. A borrower's cash flow can be unpredictable, and collateral securing these loans may fluctuate in value. For loans secured by accounts receivable, repayment often depends on the borrower's ability to collect from clients, while other forms of collateral may be difficult to appraise, illiquid, or subject to risks tied to the borrower's operating performance. Increases in reserves and charge-offs related to our commercial and industrial loan portfolio could materially impact our business, financial condition, operating results, and prospects.
In recent years, the commercial real estate market has experienced periods of stabilization, and selective improvement in certain property types and markets have occurred; however, many segments, particularly office and other properties sensitive to broader economic trends, continue to experience pressure. Elevated interest rates and shifts in market demand have contributed to elevated vacancies, reduced rental income, and continued valuation risk. These trends could adversely affect the performance of our commercial real estate loan portfolio and may prompt regulatory scrutiny or heightened supervisory expectations.
Failures in our risk management policies and controls could lead to higher delinquencies and losses, adversely affecting our business, financial condition, and results of operations.
We have focused on growing our construction and development loan portfolio in recent years, which adds additional risks to our loan portfolio.
As of December 31, 2025, our construction and development loans totaled $71.7 million, accounting for approximately 6.0% of our total loan portfolio. This portfolio is comprised of $65.2 million in commercial construction loans and $6.5 million in residential real estate construction loans, reflecting a substantial increase from the $58.4 million, constituting 7.8% of total loans, reported at December 31, 2020.
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
Our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, has increased to $837.4 million, or 70.2% of total loans and leases, at December 31, 2025 from $436.3 million, or 58.7% of total loans and leases, at December 31, 2020. A significant portion of this portfolio is composed of unseasoned loans, meaning they were recently originated. Due to our limited history with these borrowers, we lack a comprehensive payment history to effectively assess the likelihood of future collectability. Furthermore, many of these loans have not yet been tested under adverse economic conditions. As a result, predicting the future performance of this segment of our loan portfolio remains challenging. These loans may experience higher delinquency or charge-off rates compared to our historical averages, which could negatively impact our future performance.
If we are unable to maintain and grow revenue from our leasing business our future revenue and earnings may be adversely impacted.
Our lease financing operation consists of direct financing leases which are used by commercial customers to finance purchases such as medical, computer and manufacturing equipment, audio/visual equipment, industrial assets, construction and transportation equipment, and a wide variety of other commercial equipment. Revenue generated from our leasing business accounted for 13.3% and 13.5% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
We rely solely on brokers and other third-party originators to generate our lease transactions. To generate deal flow, we work with over 100 brokers and third-party originators across the country, some of which are one-person shops and others more established companies, with most of the volume coming from fewer than 25 referral sources. None of our relationships are exclusive and any may be terminated at any time. During 2025, of our $69.4 million in lease originations, the top five brokers/third party originators accounted for approximately 46.1% of our total volume of lease originations, one of whom accounted for approximately 11.8% of our total volume of lease originations. At December 31, 2025, our top 25 brokers/third party originators collectively accounted for 82.7% of our total direct financing lease portfolio, with our largest broker/third party originator accounting for 12.0% of the portfolio. Losing top brokers or third-party originators, or their customers, without finding comparable alternatives, could decrease leasing volume, leading to potential revenue decline, materially impacting our business, financial condition, and results of operations.
Our leasing business exposes us to different credit risks than our real estate secured lending.
At December 31, 2025, direct financing leases totaled $145.8 million, or 12.2% of our total loan and lease portfolio. Our direct financing leases, while short term in nature, are inherently risky as they are secured by assets that depreciate rapidly. In some cases, repossessed collateral may not provide an adequate source of repayment for the outstanding lease balance and the remaining deficiency may not warrant further substantial collection efforts against the borrower. Also, if a lessee under a defaulted lease files for protection under the bankruptcy laws, then: (i) we may experience difficulties and delays in recovering the equipment from the defaulting party; (ii) the equipment may be returned in poor condition; and (iii) we may be unable to enforce important contract provisions against the insolvent party. We do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
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
Moreover, approximately $55.1 million or 37.7% of our total lease portfolio is to customers located in California, New York, Florida, and Texas. Adverse economic conditions within these market areas may reduce our leasing volume and affect our customers' ability to make lease payments, resulting in higher defaults, which may result in our inability to fully recover our investment in the related equipment and adversely impact our business, financial condition, and results of operations.
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
We participate in loan participation agreements in which we are not the lead lender and rely on lead institutions to provide timely and accurate updates on changes in the credit quality of the underlying loans. If these institutions fail to deliver such updates in a timely manner, we may misstate our allowance for credit losses, which could result in unanticipated credit losses. Additionally, our dependence on lead institutions exposes us to counterparty risk, as financial distress or operational failures on their part may impair our ability to assess and manage credit risk effectively. Inadequate reporting of credit quality changes could also result in non-compliance with regulatory requirements, potentially leading to regulatory scrutiny, fines, or other enforcement actions. Moreover, delays or inaccuracies in credit updates could damage our reputation, eroding investor and customer confidence in our risk management practices. Failure to properly assess and disclose risks associated with loan participations may further expose us to legal liabilities, including litigation from investors or regulatory agencies alleging mismanagement or inadequate disclosures. At December 31, 2025, we held $83.4 million in loan participations in which we were not the lead lender.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio is impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels. As of December 31, 2025, we had no securities that were deemed impaired.
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
We sell a portion of our one- to four-family loans in the secondary market. We generally retain the right to service these loans through First Bank Richmond. At December 31, 2025, the book value of our MSRs was $1.9 million. We utilize a financial model that uses, wherever possible, quoted market prices to value our MSRs. This model is complex and also uses assumptions related to interest and discount rates, prepayment speeds, delinquency and foreclosure rates and ancillary fee income. Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of the model. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. If prepayment speeds increase more than estimated, or delinquency and default levels are higher than anticipated, we may be required to write down the value of our MSRs, which could have a material adverse effect on our net income and capital levels. We obtain independent valuations quarterly to determine if impairment in the asset exists.
If our investment in the Federal Home Loan Bank of Indianapolis becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2025, we owned $13.9 million in Federal Home Loan Bank (“FHLB”) of Indianapolis stock. We are required to own this stock to be a member of and to obtain advances from the FHLB of Indianapolis. This stock is not marketable and can only be redeemed by the FHLB of Indianapolis. The FHLB of Indianapolis’ financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB of Indianapolis stock to be deemed impaired, resulting in a decrease in our earnings and assets.
Our size makes it difficult for us to compete.
Our asset size makes it difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities brokerage or the sale of insurance products. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.
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
Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. Our operational and security systems infrastructure, including our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential for legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards or customer attrition due to potential negative publicity.
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
Our business heavily relies on electronic communication and information systems, serving as the backbone for our operations and storage of sensitive data. Any disruption, failure, or breach in the security of these systems could significantly disrupt our operations. Cybersecurity threats encompass a range of incidents, including unauthorized access attempts, data breaches, computer viruses, and denial-of-service attacks. These events may lead to data theft, misuse, loss, or destruction, compromising confidential customer information, account takeovers, or service unavailability. These threats can stem from multiple sources, ranging from human errors to deliberate acts of malice from internal or external parties, or even unforeseen technological failures. The expanding use of cloud services and remote work technologies exposes us to heightened vulnerability to cyber-attacks. The risk associated with security breaches or disruptions, especially those stemming from cyber-attacks, has become more pronounced due to the increasing sophistication and frequency of global intrusion attempts. Despite our continuous efforts to maintain the security and integrity of our information systems and implement robust risk management strategies, there is an inherent challenge. Cyber-attacks often evolve at a pace that makes it difficult to proactively anticipate and mitigate them effectively. The dynamic nature of these threats means it's nearly impossible to entirely eliminate the risk. In the unfortunate event of a cyber-attack, delayed identification or response to the breach could significantly worsen its impact on our business, financial standing, and operational integrity. While we maintain specialized cyber insurance coverage, it may not cover every potential breach scenario, leaving certain instances uncovered.
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
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
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
Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes may necessitate retrospective application, potentially leading to restatements of prior period financial statements.
One such recent significant change was the implementation of the Current Expected Credit Losses (“CECL”) model, which we adopted on January 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the former GAAP's "incurred loss" model, delaying recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods.
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

The effects of climate change continue to raise significant concerns about the state of the environment. Federal and state policy approaches to climate change continue to evolve, and changes in legislative or regulatory priorities could alter the requirements and expectations placed on businesses, including banks, to address climate-related risks.
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
In recent years, companies have faced scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements, or investor or stakeholder expectations and standards, could negatively impact our reputation, ability to do business with certain partners, and our stock price.
Recent changes in the regulatory landscape and shifting federal priorities have moved toward a reduction in emphasis on certain ESG priorities, particularly around climate change and diversity, equity, and inclusion ("DEI"). This shift has led to a rollback of regulations that mandate specific disclosures and operational practices in these areas. However, some stakeholder groups continue to demand greater transparency and action, resulting in a complex and potentially conflicting environment for companies. If regulatory enforcement of ESG-related policies becomes less stringent, companies may face reputational risks if their practices are seen as insufficient or inconsistent with broader societal expectations, especially related to DEI and environmental stewardship. As a result, navigating this evolving regulatory and public opinion landscape may require us to balance compliance with regulatory requirements against maintaining investor, customer, and stakeholder trust.
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
Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. The declaration and payment of future cash dividends will be subject to, among other things, regulatory restrictions, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant. Richmond Mutual Bancorporation depends primarily upon the proceeds it retained from its initial public offering as well as earnings of First Bank Richmond to provide funds to pay dividends on our common stock. The payment of dividends by First Bank Richmond is also subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter be or continue to be undercapitalized, and dividends by a depository institution are subject to additional limitations. As a result, any payment of dividends in the future by Richmond Mutual Bancorporation may depend on First Bank Richmond’s ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

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
The ITBC and ITSC meet quarterly. Meeting minutes from the ITSC are regularly submitted to the Board for review. These two committees jointly oversee the organization's information technology and cyber risk posture, focusing on the assessment of information and cybersecurity risks. Evaluated risks are subject to rigorous controls, ensuring both design and operational effectiveness and adherence to regulatory requirements. In instances where a risk is identified as inadequately controlled, remediation measures are implemented to reduce the risk to an acceptable level. This commitment to ongoing assessment and responsiveness enhances our ability to adapt to emerging threats and maintain a proactive stance in managing risks effectively.
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
Governance
Our Board, supported by the ITBC and the ITSC, actively oversees our processes for management of cybersecurity risks and threats. The Board's responsibilities include the ongoing administration of the ISP, conducting an annual review, and granting approval. Regular reviews of reports by both the Board and the ITBC, submitted by the ITSC, ensure timely awareness of emerging concerns and facilitate continuous enhancements to our cybersecurity posture. In addition to governance oversight, the Board designates key roles crucial for effective cybersecurity management. This includes appointing the Information Security Officer ("ISO"), Chief Information Officer ("CIO"), and Chief Compliance Officer ("CCO"). The ISO and CIO roles are filled jointly by one individual, who has been with the organization for 21 years with over 25 years of experience in information technology. Our Chief Compliance Officer has been with the organization for over 37 years, with over 15 years of experience in compliance. These professionals bring diverse qualifications, certifications, and experience, ensuring a comprehensive approach to our information security initiatives. These qualifications and certifications include Certified Information Security Manager (CISM) and Certified Banking Security Manager (CBSM).
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
Item 2.    Properties
We currently operate out of our corporate headquarters/financial center and 13 full-service offices, 12 of which are owned by us and one of which is leased, as well as one drive through facility used for existing customer transaction purposes, which is also leased. As of December 31, 2025, the net book value of our real properties, including land, was $13.4 million. See also Note 7 in the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K. In the opinion of management, the facilities are adequate and suitable for our current needs. We may open additional banking offices to better serve current clients and to attract new clients in subsequent years.

Item 3.    Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of Richmond Mutual Bancorporation is listed on The Nasdaq Capital Market under the symbol "RMBI." There were approximately 418 shareholders of record of our common stock as of March 23, 2026.
Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. During the year ended December 31, 2025, the Company paid cash dividends equal to $0.60 per common share. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from First Bank Richmond, which are restricted by federal regulations.
Equity Compensation Plan Information.  The equity compensation plan information presented in Part III, Item 12 of this Form 10-K is incorporated herein by reference.
Issuer Purchases of Equity Securities. The following table sets forth information with respect to our repurchases of our outstanding common shares during the three months ended December 31, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)

October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 - November 30, 2025	—	—	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
	—	$—	—
(1) The Company did not have a publicly announced stock repurchase program in place during the quarter ended December 31, 2025.
Item 6.    [Reserved]
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and are based on certain assumptions and expectations regarding future events. These statements are generally identified by words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions, or by future or conditional verbs such as “may,” “will,” “should,” “would,” or “could.” These forward-looking statements include, but are not limited to:
•statements of our goals, intentions and expectations;
•statements regarding our business plans, prospects, growth and operating strategies;
•statements regarding the quality of our loan, lease, and investment portfolios;

•statements regarding the expected benefits of proposed transactions, including our proposed merger with Farmers Bancorp; and
•estimates of our risks and future costs and benefits.
You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, competitive, and regulatory uncertainties and contingencies, many of which are beyond our control. They are also subject to assumptions regarding future business strategies and decisions that are subject to change.
Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:
•adverse impacts to economic conditions in our local market areas and other markets where we have lending relationships;
•effects of employment levels, labor shortages and inflation, a recession, or slowed economic growth;
•changes in the interest rate levels and volatility, and the timing and pace of such changes including actions by the Federal Reserve in response thereto;
•the impact of inflation and the monetary and fiscal policy responses thereto, and their impact on consumer and business behavior;
•the effects of a federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
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
•the impact of bank failures or other adverse developments at banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
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
•legislative or regulatory changes, including but not limited to shifts in capital requirements, banking regulation, tax laws, or consumer protection laws;
•our ability to pay dividends on our common stock;
•our ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
•geopolitical developments and international conflicts, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;
•other economic, competitive, governmental, regulatory, and technical factors affecting our operations, pricing, products and services;
•the effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, and other external events; and
•the other risks described elsewhere in this Form 10 K and our other reports filed with and furnished to the U.S. Securities and Exchange Commission (“SEC”).
Further, statements regarding the potential effects of the proposed merger with Farmers Bancorp on our business, financial results and condition may also constitute forward-looking statements. Actual results may differ materially due to risks and uncertainties, including:
•events, changes, or circumstances that could give rise to the right of either party to terminate the merger agreement;
•the possibility that the merger may not be completed on the anticipated terms, within the expected timeframe, or at all;
•failure to obtain required regulatory or shareholder approvals, or the imposition of conditions that could adversely affect the combined company or expected benefits;
•challenges in meeting expectations regarding the timing, completion, accounting, and tax treatment of the merger;
•the potential that anticipated cost savings, synergies, or revenue enhancements may not be realized to the extent anticipated, or at all, or may take longer to achieve;

•higher-than-expected transaction costs, integration costs, or unexpected events related to the transaction and subsequent integration;
•dilution from the issuance of additional Richmond Mutual common stock in connection with the merger;
•potential litigation or other legal proceedings related to the merger;
•restrictions during the pendency of the transaction that may limit business opportunities or strategic initiatives;
•the ability to successfully integrate operations, systems, personnel, and technologies post-merger;
•disruption to customer, employee, or vendor relationships, including key community relationships;
•diversion of management’s attention from ongoing operations and strategic initiatives;
•lower-than-expected revenues or profitability following the merger;
•changes in credit, capital markets, or economic, political, or regulatory conditions;
•competition from banks and other financial service providers;
•the Company’s, Farmers Bancorp’s or the combined company’s success at managing the risks involved in the foregoing items; and
•other factors detailed in Richmond Mutual’s filings with the SEC.
These forward-looking statements are based on information known to us as of the date of this Form 10-K and speak only as of that date. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law. In light of the risks and uncertainties described above, actual results may differ materially from those expressed or implied in the forward-looking statements.
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
At December 31, 2025, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans, $1.1 billion in deposits, and $145.8 million in stockholders’ equity. First Bank Richmond’s risk-based capital ratio at December 31, 2025 was 14.6%, exceeding the 10.0% requirement for a well-capitalized institution. For the year ended December 31, 2025, we reported net income of $11.6 million, compared with net income of $9.4 million for 2024.

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
Determining the appropriateness of the allowance for credit losses is complex and requires judgment by management on future factors that are unknown. We have an established process to determine the adequacy of the allowance for credit losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on similarly-risked loans in their respective segments, the amounts and timing of expected future cash flows on collateral-dependent loans, movement through risk-ratings, economic forecasts, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors, all of which may be susceptible to significant change.
Management Strategy
We are a community-oriented financial institution dedicated to serving the needs of customers in our primary market area. Our commitment is to offer a full array of consumer and commercial banking products and services to meet the needs of our customers. We offer mortgage lending products to qualified borrowers to give them the broadest access to home ownership in our markets. We offer commercial lending products and services tailored to complement their businesses. Our goal is to maintain asset quality while continuing to build our strong capital position while looking for growth opportunities in the markets we serve. In furtherance of these objectives, we have entered into a definitive agreement to merge with Farmers Bancorp, which we believe will enhance our scale, expand our market presence, and improve our ability to serve customers across a broader geographic footprint. To achieve these goals, we will focus on the following strategies:
Lending. We believe that commercial lending offers an opportunity to enhance our profitability while managing credit, interest rate and operational risk. We seek quality commercial loan opportunities in our existing markets and purchase loan participations that complement our existing portfolios. We will continue to focus our efforts on our existing markets. In connection with our pending merger, we expect to expand our commercial and consumer lending presence into the markets served by Farmers Bancorp and evaluate opportunities to leverage combined lending expertise and customer relationships. We anticipate that the majority of our commercial and multi-family real estate and commercial construction loan originations will range in size from $1.0 million to $8.0 million, while the majority of our commercial and industrial loan originations will range in size from $250,000 to $1.5 million. At December 31, 2025, our commercial loan portfolio, which includes commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, totaled $837.4 million, or 70.2% of total loans and leases, with approximately $223.1 million of these loans, or 18.7% of our total loans and leases, located in the Columbus, Ohio market.
Deposit Services. Deposits are our primary source of funds for lending and investment. We intend to continue to focus on increasing core deposits (which we define as all deposits except for certificates of deposit of $250,000 or more and brokered certificates of deposit) in our primary market area, with a particular emphasis on noninterest-bearing deposits. We will continue to enhance our offering of retail deposit products to maintain and increase our market share, while continuing to build our product offering of commercial deposit products to strengthen our relationships with our business customers. Following the completion of the pending acquisition, we expect to leverage the combined branch network and customer base to enhance core deposit growth and broaden our funding base. Core deposits represented 71.3% of our total deposits as of December 31, 2025.

Balance Sheet Growth. As a result of our efforts to build our management and infrastructure, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a managed basis, our assets and liabilities, particularly loans and deposits. The pending merger is expected to accelerate balance sheet growth and provide opportunities for cost efficiencies and operating leverage, subject to regulatory approval and successful integration.
Asset Quality. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Non-performing loans increased during 2025 compared to the prior year, primarily reflecting stress in certain commercial real estate relationships and the migration of a limited number of commercial credits to nonaccrual status. We are actively monitoring these credits and have taken steps, including enhanced oversight and collection efforts, to address these matters. Our non-performing loans to total loans ratio was 1.46% at December 31, 2025.
Capital Position. Our policy has always been to protect the safety and soundness of First Bank Richmond through credit and operational risk management, balance sheet strength, and sound operations. The end result of these activities has been a capital ratio in excess of the well-capitalized standards set by our regulators. We believe that maintaining a strong capital position safeguards the long-term interests of First Bank Richmond. We expect to maintain capital levels consistent with "well-capitalized" regulatory standards following the completion of the pending merger.
Interest Rate Risk Management. Changes in interest rates are our primary market risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact not only upon our net income but also upon the cash flows related to those assets and liabilities and the market value of our assets and liabilities. To maintain what we believe to be acceptable levels of net interest income in varying interest rate environments, we actively manage our interest rate risk and assume a moderate amount of interest rate risk consistent with board policies. We will evaluate the combined balance sheet profile following the completion of the merger to ensure continued alignment with our board-approved interest rate risk parameters.
Selected Consolidated Financial and Other Data
The Financial Condition Data and Operating Data as of and for the years ended December 31, 2025 and 2024 are derived from the audited financial statements and related notes included elsewhere in this Form 10-K. The following information is only a summary and is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

	At December 31,
	2025	2024
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,525,791	$1,504,875
Loans and leases, net(1)	1,176,813	1,158,879
Securities available for sale, at fair value	251,915	258,192
Investment securities, at amortized cost	2,748	3,498
FHLB stock	13,907	13,907
Deposits	1,114,893	1,093,940
FHLB advances	240,000	265,000
Stockholders’ equity	145,781	132,872
_____________________
(1) Net of allowance for credit losses, loans in process and deferred loan fees.

	Years Ended December 31,
	2025	2024
	(In thousands)
Selected Operations Data:
Total interest income	$85,908	$80,526
Total interest expense	42,062	41,819
Net interest income	43,846	38,707
Provision for credit losses	2,153	550
Net interest income after provision for credit losses	41,693	38,157
Service charges on deposit accounts	1,266	1,239
Card fee income	1,317	1,237
Loan and lease servicing fees	681	463
Gain on loan and lease sales	409	555
Loss on sales of securities	(156)	(51)
Other income	1,546	1,315
Total non-interest income	5,063	4,758
Total non-interest expenses	33,103	32,052
Income before provision for income taxes	13,653	10,863
Provision for income taxes	2,076	1,486
Net income	$11,577	$9,377

	At or For the Years Ended December 31,
	2025	2024
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets (ratio of net income to average total assets)	0.76%	0.63%
Return on average equity (ratio of net income to average equity)	8.57%	7.03%
Yield on interest-earning assets	5.83%	5.55%
Rate paid on interest-bearing liabilities	3.34%	3.37%
Interest rate spread information:
Average during period	2.49%	2.18%
End of period	2.45%	2.15%
Net interest margin(1)	2.97%	2.67%
Operating expense to average total assets	2.19%	2.15%
Average interest-earning assets to average interest-bearing liabilities	117.04%	116.96%
Efficiency ratio(2)	67.68%	73.74%
Asset quality ratios:
Non-performing assets to total assets(3)	1.14%	0.45%
Non-performing loans and leases to total gross loans and leases(4)	1.46%	0.58%
Allowance for credit losses on loans and leases to non-performing loans and leases(4)	94.64%	232.99%
Allowance for credit losses on loans and leases to total gross loans and leases	1.38%	1.34%
Net charge-offs to average outstanding loans and leases during the period	0.14%	0.13%
Capital ratios:
Common equity tier 1 capital (to risk weighted assets)(5)	13.38%	12.98%
Tier 1 leverage (core) capital (to adjusted tangible assets)(5)	10.95%	10.75%
Tier 1 risk-based capital (to risk weighted assets)(5)	13.38%	12.98%
Total risk-based capital (to risk weighted assets)(5)	14.64%	14.23%
Equity to total assets at end of period	9.55%	8.83%
Average equity to average assets	8.92%	8.93%
Per share data:
Basic earnings per share	$1.20	$0.93
Diluted earnings per share	1.17	0.92
Cash dividends paid	0.60	0.56
Book value at year end	13.88	12.29
Tangible book value at year end (6)	13.88	12.29
Other data:
Number of full-service offices	13	12
Full-time equivalent employees	180	173
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

Financial Condition at December 31, 2025 Compared to December 31, 2024
General. Total assets increased $20.9 million, or 1.4%, to $1.5 billion at December 31, 2025 from December 31, 2024. The increase was driven by a $17.9 million, or 1.5%, increase in the loan and lease portfolio, net of allowance for credit losses on loans and leases, partially offset by a $7.0 million, or 2.7% decrease in investment securities. The increase in loans and leases was primarily funded by a $21.0 million, or 1.9%, increase in deposits, driven largely by growth in core retail deposit categories and a reduction in reliance on brokered deposits.
Loans and Leases. Our loan and lease portfolio, net of allowance for credit losses on loans and leases, increased $17.9 million, or 1.5%, to $1.2 billion at December 31, 2025 from $1.2 billion at December 31, 2024. The majority of the growth occurred in commercial real estate loans which increased $42.6 million, or 11.5%, to $414.3 million, and in multi-family loans which increased $23.0 million, or 12.4%, to $208.9 million at December 31, 2025 compared to the prior year. We also experienced a $16.1 million, or 12.8%, increase in commercial and industrial loans, and a $1.7 million, or 0.9%, increase in residential real estate loans (including home equity lines of credit), which was attributable to a $3.3 million increase in home equity lines of credit, partially offset by a $1.6 million decrease in residential mortgage loans. Offsetting these increases were a $60.7 million, or 45.9%, decrease in construction and development loans, a $2.3 million, or 1.6%, decrease in direct financing leases, and a $1.9 million, or 9.1%, decrease in consumer loans. The decrease in construction and development loans was primarily due to completed projects converting to permanent financing.
The following table presents information concerning the composition of our loan and lease portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for credit losses on loans and leases) as of the dates indicated.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential mortgage(1)	$171,063	14.33%	$172,644	14.69%
Home equity lines of credit	20,147	1.69	16,826	1.43
Multi-family	208,894	17.50	185,864	15.81
Commercial mortgage	414,316	34.71	371,705	31.63
Construction and development	71,705	6.01	132,570	11.28
Total real estate loans	886,125	74.23	879,609	74.84

Consumer loans	19,280	1.62	21,218	1.81

Commercial business loans and leases:

Commercial and industrial	142,508	11.94	126,367	10.75
Leases	145,806	12.21	148,102	12.60
Total commercial business loans and leases	288,314	24.15	274,469	23.35

Total loans and leases	1,193,719	100.00%	1,175,296	100.00%

Less:
Deferred fees and discounts	440		626
Allowance for credit losses on loans and leases	16,466		15,791
Total loans and leases, net	$1,176,813		$1,158,879
_____________________
(1)Includes $8.6 million and $8.3 million of loans secured by second mortgages on residential properties at December 31, 2025 and 2024, respectively.

Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loan and leases 90 days or more past due, totaled $17.4 million, or 1.46% of total loans and leases at December 31, 2025, compared to $6.8 million, or 0.58% of total loans and leases at December 31, 2024. Nonaccrual loans and leases totaled $13.2 million at December 31, 2025, compared to $5.1 million at December 31, 2024. The increase was primarily attributable to one commercial real estate loan of $6.7 million, which had a loan-to-value ratio of approximately 32.2% and was in the process of foreclosure proceedings. Accruing loans and leases past due 90 days or more totaled $4.2 million at December 31, 2025, up from $1.7 million at December 31, 2024. The increase was largely due to one multi-family loan of $2.4 million that became 90 days past due during 2025 but remained accruing at December 31, 2025 due to an anticipated payoff. The loan was placed on nonaccrual status in early 2026 as a result of no payment being received by the bank.
Allowance for Credit Losses. The allowance for credit losses on loans and leases totaled $16.5 million, or 1.38% of total loans and leases outstanding at December 31, 2025, compared to $15.8 million, or 1.34%, of total loans and leases at December 31, 2024. Net charge-offs during 2025 were $1.7 million, compared to net charge-offs of $1.5 million during 2024. The Company's allowance for credit losses on unfunded commitments, which is reported in other liabilities on the Condensed Consolidated Balance Sheets, totaled $328,000 and $558,000 at December 31, 2025 and December 31, 2024, respectively. The decrease in the allowance for credit losses on unfunded commitments was primarily due to lower unfunded loan commitments.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of December 31, 2025, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. Potentially higher risk segments of the portfolio, such as hotels and restaurants, are being closely monitored.
Investment Securities. Investment securities decreased $7.0 million, or 2.7%, to $254.7 million at December 31, 2025, from $261.7 million at December 31, 2024. The decrease was primarily due to maturities and paydowns of securities of $19.3 million and the sale of $6.8 million of available-for-sale securities, partially offset by a $14.2 million upward mark-to-market adjustment in the fair value of securities available for sale due to a reduction in market rates of interest.
Deposits. Total deposits increased $21.0 million, or 1.9%, to $1.1 billion at December 31, 2025 compared to December 31, 2024. This increase was primarily due to increases in retail (non-brokered) time deposits of $26.0 million, or 9.0%, savings and money market accounts of $18.0 million, or 6.0%, and interest-bearing demand deposits of $8.6 million, or 6.3%. These increases were partially offset by a decrease of $21.6 million, or 8.4%, in brokered time deposits, and a $10.0 million, or 10.0%, decrease in noninterest-bearing demand deposits. At December 31, 2025, brokered deposits equaled $235.9 million, or 21.2% of total deposits compared to $257.6 million, or 23.5% of total deposits at December 31, 2024. At December 31, 2025, noninterest-bearing deposits totaled $100.1 million, or 9.0% of total deposits, compared to $110.1 million, or 10.1%, of total deposits at December 31, 2024.
As of December 31, 2025, approximately $268.2 million of our deposit portfolio, or 24.1% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond’s regulatory reporting requirements.
Borrowings. Borrowings, consisting primarily of FHLB advances, totaled $252.0 million at December 31, 2025, compared to $265.0 million at December 31, 2024. In addition to FHLB advances, other borrowings, consisting entirely of federal funds purchased, totaled $12.0 million at December 31, 2025. There were no federal funds purchased at December 31, 2024.
Stockholders’ Equity. Stockholders’ equity totaled $145.8 million at December 31, 2025, an increase of $12.9 million, or 9.7%, from December 31, 2024. The increase in stockholders’ equity primarily was the result of net income of $11.6 million and an $11.2 million decrease in Accumulated Other Comprehensive Loss ("AOCL"), partially offset by the payment of $5.8 million in dividends to Company stockholders and the repurchase of $5.6 million of Company common stock. The decrease in AOCL was primarily due to increases in mark-to-market values associated with our available for sale investment securities portfolio, resulting from a reduction in market rates of interest. At December 31, 2025, the available for sale portfolio had a net unrealized loss of $43.7 million compared to a net unrealized loss of $58.0 million at December 31, 2024. The AOCL impact to equity, after tax effecting the unrealized loss, was $34.6 million at December 31, 2025, compared to $45.8 million at December 31, 2024. First Bank Richmond was considered “well-capitalized” as defined by all regulatory standards as of December 31, 2025.

Comparison of Results of Operations for the Years Ended December 31, 2025 and 2024
General. Net income totaled $11.6 million for 2025 compared to $9.4 million in 2024, an increase of $2.2 million or 23.5%. The increase in net income was due to a $5.1 million, or 13.3%, increase in net interest income and a $304,000 increase in noninterest income, partially offset by a $1.6 million, or 291.3%, increase in provision for credit losses, a $1.1 million, or 3.3%, increase in noninterest expense, and a $590,000, or 39.7%, increase in income tax expense.
Interest Income. Total interest income for 2025 increased $5.4 million, or 6.7%, over 2024. The increase primarily was a result of a 28 basis point increase in the average yield on interest earning assets, alongside a $22.3 million increase in the average balance of interest earning assets. Interest earned on loans and leases increased $5.8 million, or 8.1%, due to a $37.9 million increase in the average balance of and a 29 basis point increase in the average yield earned on loans and leases. Interest earned on investment securities, excluding FHLB stock, decreased $401,000, or 5.8%, due to an $18.9 million decrease in the average balance of the portfolio. Dividends on FHLB stock increased $4,000 during 2025 compared to the prior year. The average yield on FHLB stock during 2025 and 2024 was 8.89%, while the average balance of FHLB stock outstanding during 2025 and 2024 was $13.9 million. Interest on cash and cash equivalents decreased $9,000 due to a 74 basis point decrease in the average yield, partially offset by a $3.2 million increase in the average balance.
Interest Expense. Total interest expense increased $242,000, or 0.6%, to $42.1 million during 2025 compared to $41.8 million during 2024. The increase primarily was the result of an increase in the average rate paid on borrowings, and an increase in average balance of borrowings and savings and money market accounts. The average rate paid on borrowings, consisting primarily of FHLB advances, increased 20 basis points to 4.13% from 3.93% in 2024, while the average balance of borrowings increased $6.1 million, or 2.4%, to $262.1 million in 2025 compared to $256.0 million in 2024, resulting in a $745,000 increase in interest expense. The average rate paid on savings and money market accounts decreased nine basis points to 2.30% from 2.39% in 2024, while the average balance of those accounts increased $26.3 million, or 9.2%, to $312.3 million in 2025 compared to $285.9 million in 2024, resulting in a $341,000 increase in interest expense. The average balance of certificate of deposit accounts decreased $13.5 million, or 2.4%, to $543.7 million in 2025 from $557.2 million in 2024, while the average rate paid on certificate of deposit accounts decreased three basis points to 4.15% in 2025 from 4.18% in 2024, resulting in a $742,000 decrease in interest expense. The average balance of interest-bearing checking accounts decreased $748,000, or 0.5%, to $141.2 million in 2025 from $141.9 million in 2024, while the average rate paid on interest-bearing checking accounts decreased six basis points to 1.07% in 2025 from 1.13% in 2024, resulting in a $102,000 decrease in interest expense.
Net Interest Income. Net interest income before the provision for credit losses increased $5.1 million, or 13.3%, to $43.8 million in 2025 compared to $38.7 million in 2024, primarily due to a 31 basis point increase in the average interest rate spread, and a $4.1 million increase in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates.
Net interest margin was 2.97% for 2025, compared to 2.67% for 2024. The increase in net interest margin was primarily driven by higher yields on interest-earning assets and, to a lesser extent, lower rates paid on interest-bearing liabilities. This margin expansion was supported by growth in higher-yielding asset categories, particularly commercial and multi-family loans.
During 2025, interest rate trends were influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In the second half of calendar 2025, the FOMC reduced the target range for the federal funds rate three times, most recently to a range of 3.50% to 3.75% at December 31, 2025. Despite the decline in market rates, asset yields increased due to the origination of new loans at higher rates and upward repricing of adjustable-rate loans. At the same time, funding costs declined at a slower pace, which moderated the overall benefit to our net interest margin.
Provision for Credit Losses. The provision for credit losses in 2025 was $2.2 million, a $1.6 million, or 291.3%, increase compared to $550,000 in 2024. The provision for credit losses reflects the amount required to maintain the allowance for credit losses at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and reflects higher required reserves driven by the significant increase in nonperforming loans during 2025. Additionally, growth in the commercial real estate, multi-family, and commercial and industrial loan portfolios increased the allowance, as these portfolios generally carry higher reserve requirements relative to other segments. Net charge-offs during 2025 were $1.7 million, compared to net charge-offs of $1.5 million in 2024. The allowance for credit losses on loans and leases as a percentage of the total loan and lease portfolio was 1.38% at year-end 2025, compared to 1.34% at year-end 2024. Net charge-offs in 2025 equaled 0.14% of total average loans and leases outstanding compared to net charge-offs of 0.13% of total average loans and leases outstanding in 2024.

Non-interest Income. Total non-interest income increased $304,000, or 6.4%, to $5.1 million for 2025 compared to $4.8 million for 2024. The increase was primarily driven by an increase in other income and loan and lease servicing fees. Other income increased $230,000, or 17.5%, to $1.5 million in 2025 as compared to 2024, due to increased wealth management income. Loan and lease servicing fees increased $217,000, or 46.9%, to $681,000 in 2025 as compared to 2024, due to increased fees from the payoff of serviced loans. Partially offsetting these increases were net losses recognized on the sale of securities available-for-sale of $156,000, compared to net losses of $51,000 recognized in 2024. Net gains on loan and lease sales decreased $145,000, or 26.2%, to $409,000 in 2025 as compared to 2024, due to reduced mortgage banking activity.
Non-interest Expenses. Total non-interest expense increased $1.1 million, or 3.3%, to $33.1 million during 2025 compared to 2024, primarily due to increases in other expenses, salaries and employee benefits, data processing fees, and net occupancy expenses, partially offset by a decrease in deposit insurance expense.
Other expenses increased $836,000, or 22.9%, to $4.5 million in 2025 from $3.7 million in 2024, primarily due to $467,000 of merger-related expenses associated with the pending acquisition of Farmers Bancorp, as well as one-time expenses associated with contract negotiations related to the renewal of our core service provider agreement. Salaries and employee benefits increased $196,000, or 1.1%, to $18.5 million in 2025 from $18.3 million in 2024, primarily due to annual merit increases and increased staffing to support business growth and operational needs. Data processing fees increased $174,000, or 4.8%, to $3.8 million in 2025 from $3.6 million in 2024, primarily due to increased software implementation and and technology upgrade expenses. Net occupancy expenses increased $101,000, or 7.4%, to $1.5 million in 2025 from $1.4 million in 2024, primarily due to increased building maintenance expenses. Deposit insurance expense decreased $337,000, or 22.0%, to $1.2 million in 2025 from $1.5 million in 2024, due to shifts in the Bank's asset and deposit mix and related assessments. Equipment expenses increased $74,000, or 8.0%, to $1.0 million in 2025 from $927,000 in 2024, primarily due to equipment expenses associated with our Columbus, Ohio branch opening.
Income Tax Expense. Income tax expense increased $590,000 in 2025 compared to 2024. This increase in income tax expense was primarily due to pretax income increasing $2.8 million, or 25.7%. The effective tax rate for the year ended 2025 was 15.2% compared to 13.7% in 2024.

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

	Years Ended December 31,
	2025			2024
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,183,896	$77,383	6.54%	$1,145,973	$71,596	6.25%
Securities	254,838	6,470	2.54%	273,706	6,871	2.51%
FHLB stock	13,907	1,236	8.89%	13,863	1,232	8.89%
Cash and cash equivalents and other	21,224	818	3.85%	18,002	827	4.59%
Total interest-earning assets	1,473,865	85,907	5.83%	1,451,544	80,526	5.55%
Non-earning assets	39,869			41,860
Total assets	1,513,734			1,493,404

Interest-bearing liabilities:
Savings and money market accounts	312,272	7,174	2.30%	285,946	6,833	2.39%
Interest-bearing checking accounts	141,154	1,507	1.07%	141,902	1,609	1.13%
Certificate accounts	543,714	22,567	4.15%	557,216	23,309	4.18%
Borrowings	262,099	10,813	4.13%	255,969	10,068	3.93%
Total interest-bearing liabilities	1,259,239	42,061	3.34%	1,241,033	41,819	3.37%
Noninterest-bearing demand deposits	105,426			105,356
Other liabilities	13,971			13,696
Stockholders' equity	135,098			133,319
Total liabilities and stockholders' equity	1,513,734			1,493,404

Net interest income		$43,846			$38,707
Net earning assets	$214,626			$210,511
Net interest rate spread(1)			2.49%			2.18%
Net interest margin(2)			2.97%			2.67%
Average interest-earning assets to average interest-bearing liabilities	117.04%			116.96%
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

	Years Ended December 31,
	2025 vs. 2024
	Increase/ (decrease) due to		Total increase/ (decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans and leases receivable	$2,364	$3,423	$5,787
Securities	(478)	77	(401)
FHLB stock	4	—	4
Cash and cash equivalents and other	146	(155)	(9)

Total interest-earning assets	$2,036	$3,345	$5,381

Interest-bearing liabilities:
Savings and money market accounts	$616	$(275)	$341
Interest-bearing checking accounts	(9)	(93)	(102)
Certificate accounts	(576)	(166)	(742)
Borrowings	235	510	745

Total interest-bearing liabilities	$266	$(24)	$242

Change in net interest income			$5,139
Capital and Liquidity
Capital. Shareholders' equity totaled $145.8 million at December 31, 2025 and $132.9 million at December 31, 2024. In addition to net income of $11.6 million, other sources of capital during 2025 included an $11.2 million decrease in AOCL, $738,000 related to the allocation of ESOP shares during the year, and $816,000 related to stock-based compensation. The decrease in AOCL primarily was due to the improvement in mark-to-market values associated with the Company's available-for-sale investment securities portfolio. Uses of capital during 2025 included $5.8 million of dividends paid on common stock and $5.6 million of stock repurchases.
We paid regular quarterly cash dividends of $0.15 per common share during 2025, compared to $0.14 per common share in 2024. This equates to a dividend payout ratio of 50.4% in 2025 and 60.8% in 2024. We currently expect to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2026 at the current dividend rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of our current outstanding shares at December 31, 2025. The amount of dividends, if any, we may pay may be limited as more fully discussed in "Note 18: Dividend and Capital Restrictions" and "Note 19: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Item 8 of this Form 10-K.

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
As of December 31, 2025, the Company did not have a publicly announced stock repurchase program in place. See Part II, Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
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
As of December 31, 2025, we had approximately $21.4 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of December 31, 2025, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $129.2 million. Furthermore, at December 31, 2025, we had approximately $139.8 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of December 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such payments as of December 31, 2025. These include payments related to (i) long-term borrowings (Note 12: Borrowings), (ii) time deposits with stated maturity dates (Note 11: Deposits) and (iii) commitments to extend credit and standby letters of credit (Note 15: Commitments and Contingent Liabilities).
We also incur capital expenditures on an ongoing basis to expand and improve our product offerings, enhance and modernize our technology infrastructure, and to introduce new technology-based products to compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current capital allocation objectives for 2026, management does not expect cash expenditures for capital investment in premises and equipment to have a material effect on our liquidity, capital resources or operations.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders, and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends upstreamed from First Bank Richmond, and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. "Note 19: Regulatory Capital" in the accompanying notes to consolidated financial statements contained in Part II, Item 8 and "How We Are Regulated - Dividends" contained in Part I, Item I of this Form 10-K. At December 31, 2025, Richmond Mutual Bancorporation, on an unconsolidated basis, had $3.0 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.
See also the "Consolidated Statements of Cash Flows" included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for further information.
Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks. At December 31, 2025, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025	(Dollars in thousands)

Total risk-based capital (to risk weighted assets)	$186,532	14.6%	$101,960	8.0%	$127,451	10.0%
Tier 1 risk-based capital (to risk weighted assets)	170,591	13.4	76,470	6.0	101,960	8.0
Common equity tier 1 capital (to risk weighted assets)	170,591	13.4	57,353	4.5	82,843	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	170,591	11.0	62,290	4.0	77,862	5.0

As of December 31, 2024

Total risk-based capital (to risk weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%
Tier 1 risk-based capital (to risk weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0
Common equity tier 1 capital (to risk weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	165,471	10.7	61,579	4.0	76,974	5.0

Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. At December 31, 2025, the Bank’s CET1 capital exceeded the required capital conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2025, it would have exceeded all regulatory capital requirements.
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
The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that results from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+300	$43,245	(12.96)%
+200	45,999	(7.42)
+100	48,137	(3.12)
Level	49,686	—
-100	50,225	1.08
-200	51,581	3.81
-300	52,773	6.21
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
The table below sets forth, as of December 31, 2025, the estimated changes in our EVE that would result from instantaneous changes in market interest rates. This table assumes an instantaneous uniform change in interest rates at all maturities.

Basis Point (“bp”) Change in Interest Rates(1)		Estimated Increase (Decrease) in EVE
	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+300	$101,336	$(51,490)	(33.69)%
+200	121,856	(30,970)	(20.26)
+100	138,150	(14,676)	(9.60)
Level	152,826	—	—
-100	162,793	9,967	6.52
-200	180,630	27,804	18.19
-300	191,977	39,151	25.62
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

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee
Richmond Mutual Bancorporation, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Richmond Mutual Bancorporation, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans and Leases – Qualitative Adjustments

As described in Note 6 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases (ACL) was approximately $16,466,000 as of December 31, 2025. The ACL is established for current expected credit losses on the Company's loan and lease portfolios.

The Company estimates expected future losses for the loan's entire contractual term, taking into account expected payments when appropriate. The ACL is an estimation based on management's evaluation of expected losses related to the Company's financial assets measured at amortized cost. It considers relevant available information from internal and external sources relating to the historical loss experience, current conditions, and reasonable and supportable forecasts for the Company's outstanding loan and lease balances. The Company utilizes a cash flow analysis method of estimating expected losses, which relies on key inputs and assumptions. Significant factors affecting the calculation are the segmenting of loans and leases based upon similar risk characteristics, applied loss rates based upon reasonable and supportable forecasts, and contractual term adjustments, including prepayment and curtailment adjustments. To ensure the ACL is maintained at an adequate level, a detailed analysis is performed on a quarterly basis, with an appropriate provision made to adjust the ACL. Qualitative adjustments are applied to each collectively segmented pool to appropriately capture differences in current or expected qualitative risk characteristics.

We identified the qualitative adjustments component of the ACL as a critical audit matter. The principal considerations for that determination included the high degree of judgment and subjectivity in auditing management’s measurements of those qualitative factor adjustments related to economic conditions and other external factors. Auditing these assumptions required a high degree of auditor effort and specialized skills and knowledge.

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
Indianapolis, Indiana
March 23, 2026

Richmond Mutual Bancorporation, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024

	December 31, 2025	December 31, 2024

Assets
Cash and due from banks	$9,275,184	$8,986,540
Interest-bearing demand deposits	23,855,310	12,770,650
Cash and cash equivalents	33,130,494	21,757,190
Interest-bearing time deposits	2,070,000	300,000
Investment securities - available for sale	251,915,497	258,191,630
Investment securities - held to maturity	2,747,889	3,497,913
Loans held for sale	828,000	1,092,920
Loans and leases, net of allowance for credit losses of $16,465,708 and $15,790,885, respectively	1,176,812,906	1,158,879,008
Premises and equipment, net	13,396,583	12,922,028
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	6,299,925	6,030,000
Mortgage-servicing rights	1,883,446	1,950,504
Cash surrender value of life insurance	3,953,634	3,856,494
Other assets	18,845,066	22,490,073

Total assets	$1,525,790,540	$1,504,874,860

Liabilities
Noninterest-bearing deposits	$100,090,746	$110,105,973
Interest-bearing deposits	1,014,802,514	983,833,884
Total deposits	1,114,893,260	1,093,939,857
Federal Home Loan Bank advances	240,000,000	265,000,000
Other borrowings	12,000,000	—
Advances by borrowers for taxes and insurance	650,674	590,439
Interest payable	3,456,973	4,831,674
Other liabilities	9,008,533	7,641,130
Total liabilities	1,380,009,440	1,372,003,100

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,501,260 shares and 10,814,960 shares at December 31, 2025 and 2024, respectively	105,013	108,150
Additional paid-in capital	92,897,260	97,709,231
Retained earnings	97,324,605	91,582,986
Unearned employee stock ownership plan (ESOP)	(9,987,093)	(10,722,410)
Accumulated other comprehensive loss	(34,558,685)	(45,806,197)
Total stockholders' equity	145,781,100	132,871,760

Total liabilities and stockholders' equity	$1,525,790,540	$1,504,874,860

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Income
Years Ended December 31, 2025 and 2024

	2025	2024
Interest Income
Loans and leases	$77,383,468	$71,596,350
Investment securities	7,705,994	8,103,183
Other	818,092	826,661
Total interest income	85,907,554	80,526,194
Interest Expense
Deposits	31,248,368	31,750,966
Borrowings	10,812,848	10,068,067
Total interest expense	42,061,216	41,819,033
Net Interest Income	43,846,338	38,707,161
Provision for credit losses	2,152,969	550,265
Net Interest Income After Provision for Credit Losses	41,693,369	38,156,896
Non-interest Income
Service charges on deposit accounts	1,265,712	1,238,661
Card fee income	1,316,702	1,236,692
Loan and lease servicing fees, including mortgage servicing right impairment	680,807	463,337
Net loss on securities (includes $(156,040) and $(50,698), respectively, related to accumulated other comprehensive loss reclassifications)	(156,040)	(50,698)
Net gains on loan and lease sales	409,369	554,546
Other income	1,545,856	1,315,614
Total non-interest income	5,062,406	4,758,152
Non-interest Expenses
Salaries and employee benefits	18,543,844	18,348,049
Net occupancy expenses	1,455,560	1,354,982
Equipment expenses	1,000,925	926,548
Data processing fees	3,789,236	3,615,221
Deposit insurance expense	1,194,000	1,530,500
Printing and office supplies	181,829	170,282
Legal and professional fees	1,839,738	1,822,092
Advertising expense	432,761	377,787
Bank service charges	150,566	230,410
Real estate owned expense	25,271	22,653
Other expenses	4,489,017	3,652,828
Total non-interest expenses	33,102,747	32,051,352
Income Before Income Tax Expense	13,653,028	10,863,696
Provision for income taxes (includes $(32,769) and $(10,647), respectively, related to income tax expense from reclassification of items)	2,076,261	1,486,348
Net Income	$11,576,767	$9,377,348
Earnings Per Share
Basic	$1.20	$0.93
Diluted	$1.17	$0.92
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2025 and 2024

	2025	2024

Net Income	$11,576,767	$9,377,348

Other Comprehensive Income (Loss)
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $(2,957,076) and $744,610, respectively	11,124,240	(2,801,152)
Less: reclassification adjustment for realized losses included in net income, net of tax expense of $(32,769) and $(10,647), respectively	(123,272)	(40,051)

Total Other Comprehensive Income (Loss)	11,247,512	(2,761,101)

Comprehensive Income	$22,824,279	$6,616,247
See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2023	11,208,500	$112,085	$101,347,566	$87,902,747	$(11,457,726)	$(43,045,096)	$134,859,576
Net income	—	—	—	9,377,348	—	—	9,377,348
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(2,761,101)	(2,761,101)
ESOP shares earned	—	—	(74,344)	—	735,316	—	660,972
Forfeiture of restricted stock awards	(400)	(4)	4	—	—	—	—
Stock based compensation	—	—	1,474,062	—	—	—	1,474,062
Exercise of stock options(1)	1,952	20	(32)	—	—	—	(12)
Common stock dividends ($0.56 per share)	—	—	—	(5,697,109)	—	—	(5,697,109)
Repurchase of common stock	(395,092)	(3,951)	(5,038,025)	—	—	—	(5,041,976)

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	11,576,767	—	—	11,576,767
Other comprehensive income, net of tax expense	—	—	—	—	—	11,247,512	11,247,512
ESOP shares earned	—	—	2,734	—	735,317	—	738,051
Granting of restricted stock awards	88,379	884	(884)	—	—	—	—
Stock based compensation	—	—	815,821	—	—	—	815,821
Exercise of stock options(1)	23,744	237	(241)	—	—	—	(4)
Common stock dividends ($0.60 per share)	—	—	—	(5,835,148)	—	—	(5,835,148)
Repurchase of common stock	(425,823)	(4,258)	(5,629,401)	—	—	—	(5,633,659)

Balances, December 31, 2025	10,501,260	$105,013	$92,897,260	$97,324,605	$(9,987,093)	$(34,558,685)	$145,781,100
See Notes to Consolidated Financial Statements

(1) The amount shown represents the number of shares issued in net-settled option transactions where some shares are netted from a portion of the exercises.

Richmond Mutual Bancorporation, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024

	2025	2024

Operating Activities
Net income	$11,576,767	$9,377,348
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	2,152,969	550,265
Depreciation and amortization	891,834	850,244
Deferred income tax	(114,442)	158,285
Stock based compensation	815,821	1,474,062
Investment securities amortization, net	754,838	943,315
Net loss on sale of investment securities available for sale	156,040	50,698
Net gains on loan and lease sales	(409,369)	(554,546)
(Gain) loss on sale of real estate owned	(6,067)	7,050
Gain on sale of premises and equipment	(4,500)	(6,000)
Accretion of loan origination fees	(884,026)	(767,469)
Amortization of mortgage-servicing rights	208,603	192,807
ESOP shares expense	738,051	660,972
Increase in cash surrender value of life insurance	(97,140)	(91,565)
Loans originated for sale	(20,708,456)	(26,266,889)
Proceeds on loans sold	20,443,536	26,566,309
Net change in
Interest receivable	(269,925)	(186,295)
Other assets	732,172	2,757,010
Other liabilities	1,367,403	(1,397,861)
Interest payable	(1,374,701)	434,722
Net cash provided by operating activities	15,969,408	14,752,462

Investing Activities
Net change in interest-bearing time deposits	(1,770,000)	(300,000)
Purchases of securities available for sale	(5,702,862)	(7,501,450)
Proceeds from maturities and paydowns of securities available for sale	18,540,188	20,603,526
Proceeds from sales of securities available for sale	6,765,888	6,907,932
Proceeds from maturities and paydowns of securities held to maturity	749,419	1,449,228
Net change in loans	(18,405,177)	(68,868,279)
Proceeds from sales of real estate owned	43,502	125,109
Purchases of premises and equipment	(1,361,889)	(460,380)
Proceeds from sale of premises and equipment	—	6,000
Purchases of FHLB stock	—	(1,260,000)
Net cash used in investing activities	(1,140,931)	(49,298,314)

Financing Activities
Net change in
Demand and savings deposits	16,564,101	23,730,746
Certificates of deposit	4,389,302	29,069,200
Advances by borrowers for taxes and insurance	60,235	2,068
Proceeds from other borrowings	12,000,000	—
Proceeds from FHLB advances	284,000,000	288,500,000
Repayment of FHLB advances	(309,000,000)	(294,500,000)
Repurchase of common stock	(5,633,659)	(5,041,976)
Proceeds from stock option exercises	(4)	(12)
Dividends paid	(5,835,148)	(5,697,109)
Net cash provided by financing activities	(3,455,173)	36,062,917

Net Change in Cash and Cash Equivalents	11,373,304	1,517,065
Cash and Cash Equivalents, Beginning of Period	21,757,190	20,240,125
Cash and Cash Equivalents, End of Period	$33,130,494	$21,757,190

Additional Cash Flows and Supplementary Information
Interest paid	$43,435,917	$41,384,311
Income tax paid	1,338,381	(406,837)
Transfers from loans to other real estate owned	56,136	37,435
Right of use assets obtained in exchange for new operating lease liabilities	298,061	—

See Notes to Consolidated Financial Statements

Richmond Mutual Bancorporation, Inc.
Notes to Consolidated Financial Statements
December 31, 2025 and 2024
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
Long-lived Asset Impairment - The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No asset impairment was recognized during the years ended December 31, 2025 and 2024.
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
Share Based Compensation - At December 31, 2025, the Company had share-based compensation plans, which are described more fully in Note 16. All share-based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has recorded approximately $309,000 and $594,000 in compensation expense relating to vesting of stock options, which are recognized as they occur, for the years ended December 31, 2025 and 2024, respectively. The Company has recorded approximately $507,000 and $880,000 in compensation expense relating to the vesting restricted stock awards for the years ended December 31, 2025 and 2024, respectively.
Advertising Expense - The Company's advertising costs are expensed as incurred.

Note 2:    Accounting Pronouncements
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides certain reporting and other relief to companies that qualify as "emerging growth companies" ("EGCs"). A company qualifies as an EGC if it meets the revenue and other criteria established under the JOBS Act. The Company previously qualified as an EGC and elected to use the extended transition period for complying with new or revised accounting standards, which allowed the Company to adopt such standards on the timeline applicable to private companies. This election was irrevocable and remained in effect while the Company qualified as an EGC. As of December 31, 2024, the Company no longer qualified as an EGC. Accordingly, beginning with the fiscal year ending December 31, 2025, the Company was required to comply with new or revised accounting standards and other reporting requirements applicable to public companies.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU established new income tax disclosure requirements and modified existing requirements. The ASU requires additional information be disclosed for specified categories, and reconciling items that meet a certain threshold, within the rate reconciliation on an annual basis. Additionally, this ASU requires information be disclosed on the amount of income taxes paid (net of refunds), disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds) disaggregated by jurisdiction based on a quantitative threshold. ASU No. 2023-09 is effective for all public business entities for annual periods beginning after December 15, 2024. The Company adopted this guidance on January 1, 2025. Adoption of ASU No. 2023-09 did not have a material impact on the Company's consolidated financial statements.

Note 3:    Acquisition of The Farmers Bancorp, Frankfort, Indiana
On November 11, 2025, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with The Farmers Bancorp, Frankfort, Indiana ("Farmers Bancorp"), headquartered in Frankfort, Indiana. Pursuant to the Merger Agreement, Farmers Bancorp is expected to merge with and into the Company, with the Company surviving the holding company merger. Immediately following the holding company merger, The Farmers Bank, an Indiana state-chartered bank and wholly owned subsidiary of Farmers Bancorp, will merge with and into First Bank Richmond, with First Bank Richmond surviving the bank merger.
Under the terms of the Merger Agreement, each outstanding share of Farmers Bancorp common stock will be converted into the right to receive 3.40 shares of the Company’s common stock (the "Exchange Ratio"), with cash paid in lieu of fractional shares (collectively, the "Merger Consideration"). In addition, (i) each unvested restricted stock unit award of Farmers Bancorp will automatically vest, and the underlying shares will be treated as outstanding and entitled to receive the Merger Consideration, less applicable tax withholding; and (ii) each unvested performance share award of Farmers Bancorp will be terminated and cashed out at target performance levels immediately prior to the effective time of the merger.
Based on the Company’s closing stock price of $13.15 per share on November 10, 2025, the aggregate equity value of the Merger Consideration was approximately $82 million. The final value of the merger consideration will fluctuate until closing based on changes in the Company’s stock price. Upon completion of the merger, Farmers Bancorp shareholders are expected to own approximately 38% of the outstanding shares of the combined company.
The merger was approved and adopted by the Board of Directors of each company and is expected to be completed in the second calendar quarter of 2026, subject to customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of both the Company and Farmers Bancorp.
The merger will be accounted for as a business combination under ASC 805, Business Combinations, with the Company expected to be the accounting acquirer. The combined company will continue to trade on the Nasdaq Capital Market under the ticker symbol "RMBI." The holding company will operate under the name "Richmond Mutual Bancorporation, Inc.," while the combined bank will operate under a new name to be jointly determined prior to closing. The administrative headquarters of the combined company will be located in Richmond, Indiana, and the administrative headquarters of the combined bank will be located in Frankfort, Indiana.
The merger has not been completed as of December 31, 2025. Accordingly, the accompanying consolidated financial statements do not include the assets, liabilities, results of operations, or cash flows of Farmers Bancorp, and no purchase accounting adjustments have been recorded as of that date.
Note 4:    Restriction on Cash and Due From Banks
At December 31, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $1,037,000. The Company’s cash balances with the Federal Reserve Bank and the Federal Home Loan Bank, which are not federally insured, totaled approximately $21,564,000 at December 31, 2025.
The Federal Reserve Board announced on March 15, 2020 the reduction of the reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated the restriction on the Company's cash and cash equivalents for December 31, 2025.

Note 5:    Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$3,473	$—	$(349)	$3,124
Federal agencies	15,000	—	(939)	14,061
State and municipal obligations	157,102	160	(25,444)	131,818
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	108,586	93	(15,574)	93,105
Corporate obligations	11,500	—	(1,693)	9,807
	295,661	253	(43,999)	251,915
Held to maturity
State and municipal obligations	2,748	7	(38)	2,717
	2,748	7	(38)	2,717

Total investment securities	$298,409	$260	$(44,037)	$254,632

	2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. treasury securities	$3,159	$2	$—	$3,161
SBA Pools	4,243	—	(543)	3,700
Federal agencies	15,000	—	(1,666)	13,334
State and municipal obligations	162,524	1	(32,166)	130,359
Mortgage-backed securities – government-sponsored enterprises (GSE) residential	119,748	5	(21,440)	98,313
Corporate obligations	11,500	—	(2,175)	9,325
	316,174	8	(57,990)	258,192
Held to maturity
State and municipal obligations	3,498	8	(85)	3,421
	3,498	8	(85)	3,421

Total investment securities	$319,672	$16	$(58,075)	$261,613

The amortized cost and fair value of investment securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,476	$1,466	$725	$725
After one to five years	23,414	22,496	963	963
After five to ten years	48,846	44,566	450	450
After ten years	113,339	90,282	610	579
	187,075	158,810	2,748	2,717
Mortgage-backed securities –GSE residential	108,586	93,105	—	—

Totals	$295,661	$251,915	$2,748	$2,717
Investment securities with a carrying value of $114,823,000 and $109,909,000 were pledged at December 31, 2025 and 2024, respectively, to secure certain deposits and for other purposes as permitted or required by law.
Proceeds from the sale of investment securities available for sale for the years ended December 31, 2025 and 2024 were $6,766,000 and $6,908,000, respectively. Gross losses recognized on the sale of investment securities available for sale for the years ended December 31, 2025 and 2024 were $157,000 and $71,000, respectively. Gross gains on the sale of investment securities available for sale were $20,000 for the year ended December 31, 2024, while there were no gross gains during the year ended December 31, 2025.
Certain investments in debt securities are reported in the consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at December 31, 2025 and 2024 was $244,503,000 and $255,749,000, respectively, which is approximately 96% and 98% of the fair value of the Company’s available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider investment securities available for sale with unrealized losses to be experiencing credit losses at December 31, 2025 and 2024. Management considers it more likely than not that the Company will not be required to sell these investment securities before recovery of the amortized cost basis, which may be the maturity date of the securities.
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
The Company monitors the credit quality of investment securities held to maturity using credit ratings quarterly. In the absence of credit ratings, assumptions are applied to the security to estimate total expected loss. As of December 31, 2025 and 2024, there was no allowance for credit losses recognized on the Company's investment securities held to maturity portfolio.

The following table summarizes the amortized cost of investment securities held to maturity by credit quality indicator as of December 31, 2025 and 2024:

	State and municipal obligations
	2025	2024
AA+	$350	$483
AA-	—	295
A+	375	605
Not rated	2,023	2,115

	$2,748	$3,498
Accrued interest receivable for held to maturity securities was $44,000 and $52,000 at December 31, 2025 and 2024, respectively. The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.
The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	2025
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$89	$—	$2,856	$(349)	$2,945	$(349)
Federal agencies	—	—	14,061	(939)	14,061	(939)
State and municipal obligations	—	—	127,699	(25,444)	127,699	(25,444)
Mortgage-backed securities – GSE residential	907	(4)	88,088	(15,570)	88,995	(15,574)
Corporate obligations	—	—	9,807	(1,693)	9,807	(1,693)
Total available-for-sale	996	(4)	242,511	(43,995)	243,507	(43,999)

Held to maturity
State and municipal obligations	—	—	996	(38)	996	(38)

Total	$996	$(4)	$243,507	$(44,033)	$244,503	$(44,037)

	2024
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$454	$(1)	$2,991	$(542)	$3,445	$(543)
Federal agencies	—	—	13,334	(1,666)	13,334	(1,666)
State and municipal obligations	1,578	(17)	127,705	(32,149)	129,283	(32,166)
Mortgage-backed securities – GSE residential	1,045	(10)	96,296	(21,430)	97,341	(21,440)
Corporate obligations	—	—	9,324	(2,175)	9,324	(2,175)
Total available-for-sale	3,077	(28)	249,650	(57,962)	252,727	(57,990)

Held to maturity
State and municipal obligations	1,253	(12)	1,769	(73)	3,022	(85)

Total	$4,330	$(40)	$251,419	$(58,035)	$255,749	$(58,075)

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
The Company expects the fair value of the securities as described above to recover as the securities approach their maturity or reset date.

Note 6:    Loans, Leases and Allowance
Categories of loans and leases at December 31, 2025 and 2024 include:

	2025	2024
Commercial mortgage	$414,316	$371,705
Commercial and industrial	142,508	126,367
Construction and development	71,705	132,570
Multi-family	208,894	185,864
Residential mortgage	171,063	172,644
Home equity lines of credit	20,147	16,826
Leases	145,806	148,102
Consumer	19,280	21,218
	1,193,719	1,175,296
Less
Allowance for credit losses	16,466	15,791
Deferred loan fees	440	626

	$1,176,813	$1,158,879

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
The following tables present the credit risk profile of the Company’s loan portfolio based on rating category, payment activity, and origination year as of December 31, 2025 and 2024:

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2025:
Commercial mortgage
Pass	$65,746	$28,457	$43,078	$81,156	$38,485	$104,920	$44,820	$406,662
Substandard	—	—	—	—	7,654	—	—	7,654
Total Commercial mortgage	65,746	28,457	43,078	81,156	46,139	104,920	44,820	414,316
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	24,361	14,524	21,342	6,601	9,148	11,218	53,505	140,699
Substandard	—	—	—	173	—	30	1,606	1,809
Total Commercial and industrial	24,361	14,524	21,342	6,774	9,148	11,248	55,111	142,508
Current period gross charge-offs	—	—	—	—	2	—	—	2
Construction and development
Pass	31,478	14,823	1,914	1,516	15,946	105	—	65,782
Special Mention	—	—	429	594	—	—	—	1,023
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	31,478	14,823	2,343	2,110	15,946	5,005	—	71,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	19,060	16,545	10,946	62,286	46,369	20,269	26,246	201,721
Substandard	—	—	—	2,362	1,355	3,456	—	7,173
Total Multi-family	19,060	16,545	10,946	64,648	47,724	23,725	26,246	208,894
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	25,873	14,224	29,613	24,979	25,038	46,869	2,944	169,540
Substandard	—	—	234	—	446	843	—	1,523
Total Residential mortgage	25,873	14,224	29,847	24,979	25,484	47,712	2,944	171,063
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity lines of credit
Pass	48	—	224	—	57	—	19,730	20,059
Substandard	—	—	—	—	—	—	88	88
Total Home equity lines of credit	48	—	224	—	57	—	19,818	20,147
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	59,587	37,199	31,748	12,243	3,128	604	—	144,509
Substandard	—	64	225	232	61	—	—	582
Doubtful	40	212	392	38	33	—	—	715
Total Direct financing leases	59,627	37,475	32,365	12,513	3,222	604	—	145,806
Current period gross charge-offs	9	260	961	413	291	23	—	1,957
Consumer
Pass	6,246	4,586	3,793	2,933	1,163	391	122	19,234
Substandard	—	—	24	—	22	—	—	46
Total Consumer	6,246	4,586	3,817	2,933	1,185	391	122	19,280
Current period gross charge-offs	51	19	55	72	9	23	—	229

Total Loans and Leases	$232,439	$130,634	$143,962	$195,113	$148,905	$193,605	$149,061	$1,193,719
Total current period gross charge-offs	$60	$279	$1,016	$485	$302	$46	$—	$2,188

	2024	2023	2022	2021	2020	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2024:
Commercial mortgage
Pass	$22,469	$40,634	$82,254	$65,852	$31,382	$90,763	$33,393	$366,747
Substandard	—	—	—	234	4,724	—	—	4,958
Total Commercial mortgage	22,469	40,634	82,254	66,086	36,106	90,763	33,393	371,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	18,197	28,998	9,866	11,111	2,703	9,648	44,026	124,549
Substandard	—	—	282	—	—	35	1,501	1,818
Total Commercial and industrial	18,197	28,998	10,148	11,111	2,703	9,683	45,527	126,367
Current period gross charge-offs	—	—	—	—	—	16	—	16
Construction and development
Pass	20,811	44,837	43,691	18,185	30	116	—	127,670
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	20,811	44,837	43,691	18,185	30	5,016	—	132,570
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	7,252	3,789	61,936	50,178	6,195	24,845	26,751	180,946
Total Multi-family	7,252	3,789	61,936	51,639	9,652	24,845	26,751	185,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	22,614	33,949	28,498	28,302	16,239	39,174	2,513	171,289
Substandard	—	35	—	450	—	870	—	1,355
Total Residential mortgage	22,614	33,984	28,498	28,752	16,239	40,044	2,513	172,644
Current period gross charge-offs	—	—	—	—	—	10	—	10
Home equity lines of credit
Pass	18	198	—	57	—	—	16,539	16,812
Substandard	—	—	—	—	—	—	14	14
Total Home equity lines of credit	18	198	—	57	—	—	16,553	16,826
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	53,286	53,601	25,447	11,381	3,336	329	—	147,380
Substandard	127	318	175	40	28	—	—	688
Doubtful	—	9	—	7	18	—	—	34
Total Direct financing leases	53,413	53,928	25,622	11,428	3,382	329	—	148,102
Current period gross charge-offs	—	741	592	325	72	1	—	1,731
Consumer
Pass	6,807	6,272	5,200	2,088	438	314	—	21,119
Substandard	—	3	47	49	—	—	—	99
Total Consumer	6,807	6,275	5,247	2,137	438	314	—	21,218
Current period gross charge-offs	47	89	114	32	—	3	—	285

Total Loans and Leases	$151,581	$212,643	$257,396	$189,395	$68,550	$170,994	$124,737	$1,175,296
Total current period gross charge-offs	$47	$830	$706	$357	$72	$30	$—	$2,042

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2025 and 2024:

	2025
	Delinquent Loans					Total Portfolio Loans	Total Accruing Loans 90 Days or More Past Due
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$—	$—	$7,435	$7,435	$406,881	$414,316	$—
Commercial and industrial	—	—	—	—	142,508	142,508	—
Construction and development	—	—	4,900	4,900	66,805	71,705	—
Multi-family	—	—	2,362	2,362	206,532	208,894	2,362
Residential mortgage	773	481	1,522	2,776	168,287	171,063	1,445
Home equity lines of credit	126	70	88	284	19,863	20,147	88
Leases	511	296	299	1,106	144,700	145,806	299
Consumer	148	50	46	244	19,036	19,280	46

Totals	$1,558	$897	$16,652	$19,107	$1,174,612	$1,193,719	$4,240

	2024
	Delinquent Loans					Total Portfolio Loans	Total Accruing Loans 90 Days or More Past Due
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due	Current
Commercial mortgage	$101	$216	$—	$317	$371,388	$371,705	$—
Commercial and industrial	419	—	—	419	125,948	126,367	—
Construction and development	429	240	4,900	5,569	127,001	132,570	—
Multi-family	—	—	—	—	185,864	185,864	—
Residential mortgage	781	540	1,356	2,677	169,967	172,644	1,261
Home equity lines of credit	11	58	14	83	16,743	16,826	14
Leases	673	362	340	1,375	146,727	148,102	340
Consumer	108	183	99	390	20,828	21,218	99

Totals	$2,522	$1,599	$6,709	$10,830	$1,164,466	$1,175,296	$1,714

The following table presents information on the Company's nonaccrual loans and leases at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial mortgage	$7,435	$6,732	$—	$—
Commercial and industrial	30	—	35	—
Construction and development	4,900	—	4,900	—
Residential mortgage	76	76	94	94
Direct financing leases	715	715	34	34
Total nonaccrual loans and leases	$13,156	$7,523	$5,063	$128

During the years ended December 31, 2025 and 2024, the Company recognized $3,000 and $5,000, respectively, of interest income on nonaccrual loans and leases.
The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses, at the dates indicated:

	December 31, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$7,435	$—	$—	$—	$7,435	$150
Commercial and industrial	—	—	—	1,607	1,607	—
Construction and development	5,923	—	—	—	5,923	1,750
Multi-family	—	7,174	—	—	7,174	250
Residential mortgage	—	—	124	—	124	—
Total	$13,358	$7,174	$124	$1,607	$22,263	$2,150

	December 31, 2024
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$4,724	$—	$—	$—	$4,724	$—
Commercial and industrial	—	—	—	1,501	1,501	—
Construction and development	4,900	—	—	—	4,900	1,000
Multi-family	—	1,461	—	—	1,461	—
Residential mortgage	—	—	143	—	143	—
Total	$9,624	$1,461	$143	$1,501	$12,729	$1,000

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
During the year ended December 31, 2025, the Company had no new modifications to borrowers experiencing financial difficulty. During the year ended December 31, 2024, the Company modified two residential mortgage loans, both involving term extensions, to borrowers experiencing financial difficulty. The total amortized cost basis of the loans modified at December 31, 2024 was $168,000. For the year ended December 31, 2024, loan and lease modifications to borrowers experiencing financial difficulty resulted in a weighted average term extension of 20 months for the modified loans.
There were no modified loans or leases that had a payment default during the years ended December 31, 2025 and 2024 and that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Other Real Estate Owned
At December 31, 2025 and 2024, the balance of real estate owned included $56,000 and $37,000, respectively, of foreclosed real estate properties recorded as a result of obtaining physical possession of the property. At December 31, 2025 and 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $923,000 and $275,000, respectively.

Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	December 31, 2025	December 31, 2024
Total minimum lease payments to be received	$166,565	$168,934
Initial direct costs	9,422	9,360
	175,987	178,294
Less: Unearned income	(30,181)	(30,192)
Net investment in direct finance leases	$145,806	$148,102

The following summarizes the future minimum lease payments receivable subsequent to December 31, 2025:

2026	$65,255
2027	47,954
2028	31,526
2029	16,216
2030	5,283
Thereafter	331
$166,565

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
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses, as it is the Company's policy to write off accrued interest in a timely manner as it is deemed uncollectible by reversing interest income. Accrued interest receivable totaled $4.4 million and $4.1 million at December 31, 2025 and 2024, respectively.
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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the years ended December 31, 2025 and 2024:

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, December 31, 2025

Commercial mortgage	$4,486	$88	$—	$1	$4,575
Commercial and industrial	1,483	302	(2)	29	1,812
Construction and development	2,243	55	—	—	2,298
Multi-family	2,660	(324)	—	—	2,336
Residential mortgage	1,910	(106)	—	29	1,833
Home equity	184	5	—	—	189
Direct financing leases	2,469	2,217	(1,957)	346	3,075
Consumer	356	146	(229)	75	348
Total	$15,791	$2,383	$(2,188)	$480	$16,466

	Balances, December 31, 2023	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, December 31, 2024

Commercial mortgage	$4,655	$(169)	$—	$—	$4,486
Commercial and industrial	1,281	138	(16)	80	1,483
Construction and development	3,883	(1,640)	—	—	2,243
Multi-family	1,789	871	—	—	2,660
Residential mortgage	1,681	225	(10)	14	1,910
Home equity	102	82	—	—	184
Direct financing leases	1,955	1,942	(1,731)	303	2,469
Consumer	317	185	(285)	139	356
Total	$15,663	$1,634	$(2,042)	$536	$15,791

Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 70.2% and 69.5% of our portfolio as of December 31, 2025 and 2024, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 66.9% and 68.9% of our total allowance at December 31, 2025 and 2024, respectively.
Economic Outlook
Due to the forward-looking nature of the allowance for credit losses, management is required to make significant estimates and assumptions. Estimating the allowance requires the use of relevant forward-looking information based on reasonable and supportable forecasts. Economic factors are a key component of these forecasts and are evaluated periodically for developments that may affect the Company's loan and lease portfolio and related credit losses.
As of December 31, 2025, the Company's reasonable and supportable forecasts incorporate assumptions regarding inflationary pressures, moderating economic growth, unemployment trends, and geopolitical risks. These factors are reflected in the Company's allowance for credit losses methodology and may influence borrower performance and overall credit conditions.
The Company's loan portfolio is concentrated in three primary market regions: Columbus, Ohio; Cincinnati/Dayton, Ohio; and Indianapolis, Indiana. Economic conditions in these regions, particularly those affecting commercial real estate and commercial lending activity, are considered in the Company's credit loss estimates.

•Columbus, Ohio - The Columbus market region continues to experience economic activity supported by investment in technology, healthcare, education, and related development projects. These sectors have contributed to job growth and infrastructure expansion, and population trends in Central Ohio have supported demand for housing and services.
•Cincinnati/Dayton, Ohio - The economic outlook for the Cincinnati and Dayton market region remains stable, supported by activity in manufacturing, construction, healthcare, and technology-related sectors. Employment and business investment trends have contributed to regional economic activity.
•Indianapolis, Indiana - The Indianapolis market region continues to experience development and investment activity, including in manufacturing, technology, logistics, and urban redevelopment initiatives. While inflationary pressures and labor market conditions present ongoing challenges, economic activity in the region has supported expectations for continued development.
The overall economic outlook remains uncertain, and actual economic conditions may differ from the assumptions incorporated into the Company's forecasts. Given the sensitivity of the allowance for credit losses to changes in economic conditions and other variables, future changes in the economic environment may result in material fluctuations in the Company's allowance for credit losses during 2026.
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
The following table details activity in the allowance for credit losses on unfunded commitments during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Beginning balance	$558	$1,642
Reversal of provision for credit losses	(230)	(1,084)
Ending balance	$328	$558

Note 7:    Premises and Equipment

	2025	2024
Cost
Land	$3,061	$3,061
Buildings	16,184	15,705
Furniture and equipment	8,812	8,153
Computer software	1,211	1,211
Construction in progress	716	506
Total cost	29,984	28,636
Accumulated depreciation and amortization	(16,587)	(15,714)

Net	$13,397	$12,922

Note 8:     Leases
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
Supplemental balance sheet information related to leases is presented in the table below as of December 31, 2025 and 2024:

	2025	2024

Operating lease assets	$629	$393
Total lease ROU assets	$629	$393

Operating lease liabilities	$643	$404
Total lease liabilities	$643	$404

Weighted average remaining lease term (years)
Operating leases	7.1	6.2
Weighted average discount rate
Operating leases	3.86%	3.37%
The table below presents the components of lease expense for the years ended December 31, 2025 and 2024:

	2025	2024

Lease cost:
Operating lease cost	$104	$92
Total lease cost:	$104	$92

Supplemental cash flow information related to leases is presented in the tables below.

Maturity of lease liabilities
2026	$99
2027	101
2028	103
2029	88
2030	84
Thereafter	270
Total lease payments	$745
Less: Present value discount	102
Present value of lease liabilities	$643

Note 9:    Loan Servicing
Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others totaled $221,623,000 and $226,528,000 at December 31, 2025 and 2024, respectively.
The aggregate fair value of capitalized servicing rights at December 31, 2025 and 2024 totaled approximately $2,160,000 and $2,559,000, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage-servicing rights.

	2025	2024
Servicing Rights
Balances, beginning of period	$1,951	$1,945
Servicing rights capitalized	141	198
Amortization of servicing rights	(209)	(192)
Balances, end of period	$1,883	$1,951

Note 10:    Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At December 31, 2025 and 2024, the balance of these investments in LIHTC totaled $775,000 and $951,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheet. The assets are amortized as a component of the provision for income taxes.

The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024

Amortization expense	$175	$178
Tax credits recognized	185	184

Note 11:    Deposits

	2025	2024
Demand deposits	$448,790	$434,228
Savings deposits	114,501	112,499
Brokered certificates	235,947	257,587
Certificates and other time deposits greater than $250,000	82,646	67,493
Other certificates and time deposits	233,009	222,133
	$1,114,893	$1,093,940
Certificates and other time deposits maturing in years ending December 31:

2026	$411,664
2027	115,493
2028	18,007
2029	2,356
2030	3,201
Thereafter	881
$551,602

Note 12:    Borrowings
First Bank has Federal Home Loan Bank advances, with interest rates ranging from 1.06% to 5.16%.
The maturities of FHLB advances at December 31, 2025 were as follows:

FHLB Advances

2026	$136,000
2027	48,000
2028	29,000
2029	7,000
2030	20,000
$240,000

First mortgage loans and investment securities totaling $581,473,000 and $539,251,000 were pledged as collateral for FHLB advances at December 31, 2025 and 2024, respectively. Certain advances are subject to restrictions or penalties in the event of prepayment.
FHLB advances totaling $27,000,000 are subject to an option by the FHLB to put the entire advance to a periodic adjustable rate on the lock-out date. The adjustable rate would be for the remaining term at a predetermined rate based on the Secured Overnight Financing Rate, or SOFR. If the FHLB exercises its option to convert the advance to an adjustable rate, the advance will be prepayable at the Company’s option, at par and without a penalty.
The Bank has an available line of credit with the FHLB totaling $10,000,000. The line of credit expires April 2025, renews annually, and bears interest at a rate equal to the current variable advance rate. At December 31, 2025, the current interest rate was 4.02%. There were no amounts outstanding on the line at December 31, 2025 or 2024.
At December 31, 2025, other borrowings totaled $12.0 million and consisted entirely of federal funds purchased. The weighted average interest rate on these borrowings was 3.75% at December 31, 2025.
Note 13:    Income Tax
Pretax income from continuing operations is as follows:

Year Ended
December 31, 2025
Domestic	$13,653
Foreign	—
Total	$13,653

Income tax expense from continuing operations are as follows:

	2025	2024
Income tax expense (benefit)
Currently payable
Federal	$2,178	$1,328
State(1)	12	—
Deferred
Federal	(215)	250
State(1)	101	(92)

Total income tax expense	$2,076	$1,486
(1) State taxes in Indiana make up the majority (greater than 50%) of the State taxes, net of federal benefit for 2025.

A cumulative deferred tax asset is included in other assets. The components of the asset are as follows:

	2025	2024
Assets
Allowance for credit losses	$3,880	$3,816
Net operating loss carryforward	204	254
Nonaccrual interest	29	28
Investment basis	4	4
Deferred compensation	805	684
Stock compensation	327	431
ESOP	364	328
Unrealized loss on securities available for sale	9,186	12,176
Charitable contributions	—	4
Other	300	255
Total assets	15,099	17,980

Liabilities
FHLB stock dividend	164	166
Fixed assets	108	1
Mortgage-servicing rights	435	455
Prepaid assets	475	507
Other	33	92
Total liabilities	1,215	1,221

Net deferred tax asset	$13,884	$16,759

Effective tax rates differ from the federal statutory rate of 21% for the year ended December 31, 2025 due to the following, in accordance with ASU 2023-09 (See Note 2 for additional details on ASU 2023-09 adoption):

	2025
	Amount	Percent
Income before income taxes	$13,653
Federal statutory income tax	2,867	21.0%
State taxes, net of federal benefit(1)	111	0.8%
Tax credits:
Low-income housing tax credit (net of amortization)	(30)	(0.2)%
Nontaxable or nondeductible items:
Tax-exempt interest	(637)	(4.7)%
ESOP	1	—%
Cash surrender value - life insurance	(20)	(0.1)%
Small insurance captive premiums	(165)	(1.2)%
Stock compensation	(54)	(0.4)%
Other	3	—%

Income tax expense and effective tax rate	$2,076	15.2%
(1) State taxes in Indiana make up the majority (greater than 50%) of the State taxes, net of federal benefit for 2025.

Effective tax rates differ from the federal statutory rate of 21% for the year ended December 31, 2024 due to the following, prior to the adoption of ASU 2023-09:

Reconciliation of federal statutory to actual tax expense	2024
Federal statutory income tax at 21%	$2,281
Tax-exempt interest	(672)
Effect of state income taxes	(92)
ESOP	(92)
Cash surrender value - life insurance	(19)
Low income housing tax credit	(30)
Small insurance captive premiums	(183)
Stock compensation	11
Carryforward attribute expiration	407
Other	(125)

Actual tax expense	$1,486

Income taxes paid (net of refunds) is as follows:

Year Ended
December 31, 2025
Cash paid for taxes (net of refund received) - Federal	$1,338
Cash paid for taxes (net of refund received) - State	—
Other	2
Total	$1,340

There were no individual state or local jurisdictions with taxes paid that equaled or exceeded 5% of total income taxes paid in 2025.
As of December 31, 2025, the Company had no federal charitable contribution carryforwards. During 2025, the Company utilized a carryforward of approximately $20,000 from December 31, 2024, to offset its federal taxable income. As of December 31, 2025, the Company had state net operating loss carryforwards of $4.4 million, which will begin to expire in 2041.
At December 31, 2025 and 2024, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income. Therefore, no valuation reserve was recorded at December 31, 2025 and 2024. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.

Note 14:    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	2025	2024
Net unrealized loss on available for sale securities	$(43,746)	$(57,982)
Tax benefit	9,187	12,176
Net-of-tax amount	$(34,559)	$(45,806)
Note 15:    Commitments and Contingent Liabilities
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
Financial instruments whose contract amounts represent credit risk as of December 31, 2025 and 2024, were as follows:

	2025	2024

Commitments to extend credit	$107,415	$126,239
Standby letters of credit	$2,045	$1,642
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
Note 16:    Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first 6 percent of base salary contributed by participants. The Company’s expense for the plan was $239,000 and $276,000 for the years ended December 31, 2025 and 2024, respectively.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan ("ESOP") covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share in the open market with funds provided by a loan from the Company. The Company is obligated at the option of each beneficiary to repurchase shares of the ESOP upon the beneficiary’s termination or after retirement. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares, which are not vested, are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $9,987,000 and $10,722,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at December 31, 2025 and 2024, respectively. Shares are released to participants proportionately as the loan is repaid.
ESOP expense for the years ended December 31, 2025 and 2024 was $738,000 and $661,000, respectively.

	December 31, 2025	December 31, 2024

Earned ESOP shares	347,201	293,095
Unearned ESOP shares	734,929	789,035
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$14.04	$14.15
Fair value of earned shares (in thousands)	$4,875	$4,147
Fair value of unearned shares (in thousands)	$10,318	$11,165

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
Restricted Stock Awards. On October 1, 2020, the Company awarded 449,086 shares of common stock under the 2020 EIP with a grant date fair value of $10.53 per share (total fair value of $4.7 million at issuance) to eligible participants. On April 1, 2021, the Company awarded an additional 4,000 shares of common stock under the 2020 EIP with a grant date fair value of $13.86 (total fair value of $55,000 at issuance) to eligible participants. These awards vested in five equal annual installments with the first vesting occurring on June 30, 2021. As of December 31, 2025, these awards were fully vested.
On July 15, 2025, the Company awarded 37,126 shares of common stock under the 2020 EIP to eligible participants. The grant date fair value was $13.37 per share, for a total fair value of $496,000 at issuance. On November 20, 2025, the Company awarded an additional 51,253 shares of common stock under the 2020 EIP with a grant date fair value of $12.92 (total fair value of $662,000 at issuance) to eligible participants. These awards vest in five equal annual installments, with the first installment vesting on June 30, 2026, subject to the participant's continued service. Any shares forfeited prior to vesting may be reissued to other eligible participants in future grants until the 2020 EIP expires in September 2030.

The following table summarizes the restricted stock awards activity in the 2020 EIP for the year ended December 31, 2025.

	Year Ended December 31, 2025
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	83,379	$10.55
Granted	88,379	13.11
Vested	(83,379)	10.55
Forfeited	—	—
Non-vested, end of year	88,379	$13.11
Total compensation cost recognized in the income statement for restricted stock awards during 2025 and 2024 was $507,000 and $880,000, respectively, and the related tax benefit recognized was $107,000 and $185,000, respectively. As of December 31, 2025, unrecognized compensation expense related to restricted stock awards was $1.1 million.
Stock Option Plan. On October 1, 2020, the Company awarded options to purchase 1,095,657 shares of common stock under the 2020 EIP with an exercise price $10.53 per share, the fair value of a share of the Company's common stock on the date of the grant, to eligible participants. On April 1, 2021, the Company awarded options to purchase 8,000 shares of common stock under the 2020 EIP with an exercise price of $13.86 per share, the fair value of the Company's common stock on the date of the grant, to eligible participants. The options awarded vested in five equal annual installments with the first vesting occurring on June 30, 2021. As of December 31, 2025, these awards were fully vested.
On July 15, 2025, the Company awarded options to purchase 55,467 shares of common stock under the 2020 EIP at an exercise price of $13.37 per share, equal to the fair market value of the Company's common stock on the grant date, to eligible participants. The options vest in five equal annual installments, with the first installment vesting on June 30, 2026, subject to the participant's continued service. Options forfeited prior to vesting may be reissued to other eligible participants in future grants until the 2020 EIP expires in September 2030. The 2020 EIP permits net-settle option exercises. Under a net-settle exercise, a participant may satisfy the exercise price by withholding a portion of the shares that would otherwise be issued. Withheld shares are canceled and are no longer available for future grants.
The following table summarizes the stock option activity in the 2020 EIP during the year ended December 31, 2025.

	2025
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of year	1,016,497	$10.55
Granted	55,467	13.37
Exercised	(108,213)	10.53
Forfeited/expired	(202,899)	10.53
Balance at end of year	760,852	10.76
Exercisable at end of year	705,385	$10.56

The fair value of options granted is estimated on the date of grant using a Black Scholes model with the following assumptions:

July 15, 2025

Dividend yields	4.49%
Volatility factors of expected market price of common stock	30.00%
Risk-free interest rates	4.16%
Expected life of options	6.5 years
A summary of the status of the Company stock option shares as of December 31, 2025 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	204,096	$2.91
Vested	(204,096)	2.91
Granted	55,467	3.00
Forfeited	—	—
Non-vested, end of year	55,467	$3.00
Total compensation cost recognized in the income statement for option-based payment arrangements during 2025 and 2024 was $309,000 and $594,000, and the related tax benefit recognized was $31,000 and $64,000, respectively. As of December 31, 2025, unrecognized compensation expense related to the stock option awards was $145,000.
Note 17:    Earnings Per Share
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

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024

Net income	$11,577	$9,377
Shares outstanding for Basic EPS:
Average shares outstanding	10,502,458	11,028,029
Less: average restricted stock award shares not vested	64,308	124,747
Less: average unearned ESOP Shares	768,468	822,631
Shares outstanding for Basic EPS	9,669,682	10,080,651

Additional Dilutive Shares	231,584	148,061

Shares outstanding for Diluted EPS	9,901,266	10,228,712

Basic EPS	$1.20	$0.93
Diluted EPS	$1.17	$0.92
Note 18:    Dividend and Capital Restrictions
The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. Generally, the Bank's payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable period. The Bank’s payment of dividends is also subject to the restrictions of the capital conservation buffer as discussed in Note 19.

Note 19:    Regulatory Capital
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
Quantitative measures established by regulatory capital standards to ensure capital adequacy require First Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2025, that First Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2025, the most recent notification from the regulators categorized First Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, First Bank must maintain minimum total risk-based capital, Tier I risk-based capital, common equity Tier I risk-based capital and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed First Bank’s category.

First Bank’s actual and required capital amounts and ratios are as follows:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to be Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Total capital (to risk-weighted assets)	$186,532	14.6%	$101,960	8.0%	$127,451	10.0%

Tier I capital (to risk-weighted assets)	170,591	13.4	76,470	6.0	101,960	8.0

Common Equity Tier I capital (to risk-weighted assets)	170,591	13.4	57,353	4.5	82,843	6.5

Tier I leverage capital (to average assets)	170,591	11.0	62,290	4.0	77,862	5.0

As of December 31, 2024
Total capital (to risk-weighted assets)	$181,415	14.2%	$102,014	8.0%	$127,518	10.0%

Tier I capital (to risk-weighted assets)	165,471	13.0	76,511	6.0	102,014	8.0

Common Equity Tier I capital (to risk-weighted assets)	165,471	13.0	57,383	4.5	82,887	6.5

Tier I leverage capital (to average assets)	165,471	10.7	61,579	4.0	76,974	5.0
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including share repurchases, dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% of total risk weighted assets at both December 31, 2025 and December 31, 2024. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.
Note 20:    Related Party Transactions
The Company has entered into transactions with certain directors, executive officers and its affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The aggregate amount of loans to such related parties at December 31, 2025 and 2024 was approximately $8,027,000 and $8,557,000, respectively.
Annual activity consisted of the following:

	2025	2024

Balance, beginning of the year	$8,557	$8,624
New loans	—	419
Change in composition	—	—
Repayments	(530)	(486)
Balance, end of the year	$8,027	$8,557
Deposits from related parties held by the Company at December 31, 2025 and 2024 totaled $3,440,000 and $3,837,000, respectively.

Note 21:    Fair Values of Financial Instruments
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
The following tables present the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Available-for-sale securities
SBA Pools	$3,124	$—	$3,124	$—
Federal agencies	14,061	—	14,061	—
State and municipal obligations	131,818	—	130,339	1,479
Mortgage-backed securities - GSE residential	93,105	—	93,105	—
Corporate obligations	9,807	—	9,807	—
	$251,915	$—	$250,436	$1,479

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Available-for-sale securities
U.S. Treasury securities	$3,161	$3,161	$—	$—
SBA Pools	3,700	—	3,700	—
Federal agencies	13,334	—	13,334	—
State and municipal obligations	130,359	—	130,359	—
Mortgage-backed securities - GSE residential	98,313	—	98,313	—
Corporate obligations	9,325	—	9,325	—
	$258,192	$3,161	$255,031	$—
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2025.
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
During the year ended December 31, 2025, approximately $1.4 million of state and municipal obligations were transferred from Level 2 to Level 3 due to the absence of observable market inputs used in the valuation at year-end, requiring the use of significant unobservable inputs. Changes in fair value of approximately $154,000 were recognized in other comprehensive income, resulting in an aggregate Level 3 balance of approximately $1.5 million at December 31, 2025. There were no sales, settlements, or transfers out of Level 3 during the year.
Nonrecurring Measurements
As of December 31, 2025 and 2024, there were no assets or liabilities measured at fair value on a nonrecurring basis.

Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024.

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets
Cash and cash equivalents	$33,130	$33,130	$—	$—
Interest-earning time deposits	2,070	—	—	—
Available-for-sale securities	251,915	—	250,436	1,479
Held-to-maturity securities	2,748	—	2,717	—
Loans held for sale	828	—	—	828
Loans and leases receivable, net	1,176,813	—	—	1,148,160
FHLB stock	13,907	—	13,907	—
Interest receivable	6,300	—	6,300	—

Financial liabilities
Deposits	1,114,893	—	1,117,026	—
FHLB advances	240,000	—	240,832	—
Other borrowings	12,000	—	12,041	—
Interest payable	3,457	—	3,457	—

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Financial assets
Cash and cash equivalents	$21,757	$21,757	$—	$—
Interest-earning time deposits	300	—	300	—
Available-for-sale securities	258,192	3,161	255,031	—
Held-to-maturity securities	3,498	—	3,421	—
Loans held for sale	1,093	—	—	1,093
Loans and leases receivable, net	1,158,879	—	—	1,099,274
FHLB stock	13,907	—	13,907	—
Interest receivable	6,030	—	6,030	—
Financial liabilities
Deposits	1,093,940	—	1,095,961	—
FHLB advances	265,000	—	264,162	—
Interest payable	4,832	—	4,832	—

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2025 and 2024, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2025 and 2024 should not necessarily be considered to apply at subsequent dates.
The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents, Interest-Earning Time Deposits and Federal Home Loan Bank Stock – The carrying amount approximates fair value.
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

Note 22:    Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2025	2024
Assets
Cash and cash equivalents	$2,963	$5,545
Investment in subsidiaries	139,056	122,733
Other assets	6,399	6,987
Total assets	$148,418	$135,265
Other Liabilities	$2,637	$2,393
Stockholders' Equity	145,781	132,872
Total liabilities and stockholders' equity	$148,418	$135,265

Condensed Statements of Income and Comprehensive Income
	2025	2024
Income:
Dividends from bank subsidiary	$8,000	$4,750
Dividends from captive subsidiary	890	—
Other income	509	587
Total income	9,399	5,337
Other expenses	2,976	2,875
Income before income tax benefit and undistributed subsidiary income	6,423	2,462
Income tax benefit	(561)	(301)
Equity in undistributed income of subsidiaries (dividends in excess of net income):
Bank subsidiary	4,572	5,629
Captive subsidiary	21	985
Net income	$11,577	$9,377
Comprehensive income	$22,824	$6,616

Condensed Statements of Cash Flows
	2025	2024
Operating Activities
Net income	$11,577	$9,377
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(4,593)	(6,614)
ESOP expense	738	661
Stock based compensation	816	1,474
Changes in other assets and other liabilities	349	(1,839)
Net cash provided by operating activities	8,887	3,059
Investing Activities
Net cash used in investing activities	—	—
Financing Activities
Dividends paid	(5,835)	(5,697)
Repurchase of common stock	(5,634)	(5,042)
Net cash used in financing activities	(11,469)	(10,739)
Net Change in Cash and Cash Equivalents	(2,582)	(7,680)
Cash and Cash Equivalents, Beginning of Period	5,545	13,225
Cash and Cash Equivalents, End of Period	$2,963	$5,545
Note 23:    Segment Information
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
Note 24:    Significant Estimates and Concentrations
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
Note 25:    Subsequent Events
Subsequent events have been evaluated through March 23, 2026, which is the date the consolidated financial statements were issued.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of December 31, 2025, were effective. We intend to continually review and evaluate the design and effectiveness of the Company's disclosure controls and procedures and to improve the Company's controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While we believe the present design of the disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, we concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Controls over Financial Reporting
As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
(a) None.
(b) During the year ended December 31, 2025, there were no Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Business Experience and Qualifications of Directors and Director Nominees
The business experience of each director and director nominee of Richmond Mutual Bancorporation for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each director that supports his or her service as a director are set forth below.
Garry D. Kleer. Mr. Kleer currently serves as Chairman, President and Chief Executive Officer of Richmond Mutual Bancorporation and as Chairman and Chief Executive Officer of First Bank Richmond. Mr. Kleer joined the Bank in 1994 as Vice President of Commercial Lending and was promoted in 2001 to President and Chief Executive Officer. He also serves as Chairman of the Mutual Federal advisory board of directors. Mr. Kleer is a member of the American Bankers Association's Membership Council. During 2022, Mr. Kleer served as Chairman of the Indiana Bankers Association ("IBA") and continues to serve on its board as the ABA constituent director. Mr. Kleer was named a Sagamore of the Wabash and inducted into the IBA Leaders in Banking Excellence in 2022. Mr. Kleer’s community involvement includes service on the boards of the Boys & Girls Clubs of Wayne County, Richmond Symphony Orchestra, and Reid Health. He has also been recognized with the Indiana University East Chancellor’s Medallion, Junior Achievement Business Hall of Fame, Richmond/Wayne County Distinguished Community Leader, and Boys & Girls Clubs Man and Youth Award. In 2020, he was awarded the Indiana University Bicentennial Medal for distinguished service. Mr. Kleer is a graduate of Indiana University, the ABA Graduate School of Commercial Lending and the Stonier Graduate School of Banking. With 40+ years of experience working in the banking industry, his service on the boards of numerous community organizations and his extensive involvement in our community, Mr. Kleer brings outstanding leadership skills and a deep understanding of the local banking market and issues facing the banking industry.
E. Michael Blum. Mr. Blum sold his business in 2023 and is now retired. Since 1987, he was the President and Owner of Bullerdick’s, a furniture and mattress store located in Richmond, Indiana, which had been in business since 1930. He is a member of the Richmond Redevelopment Commission and was a past president and director of Main Street Center City Development, a former community-based nonprofit organization dedicated to the revitalization of the historic downtown area of Richmond, Indiana. Mr. Blum’s years of work owning and operating Bullerdick’s has provided him with strong leadership, management, financial and administrative skills, which together with his 30 years of service as a bank director, brings valuable knowledge and skills to our organization. In addition, his participation in our local business community for over 30 years brings knowledge of the local economy and business opportunities to First Bank Richmond.
Harold T. Hanley, III. Mr. Hanley, until his retirement in August 2019, was a Managing Director of Keefe, Bruyette & Woods, Inc., a Stifel Company (”KBW”). He joined KBW in January of 1995 after 14 years as Chief Financial Officer of two financial institutions located in the Midwest. Prior to entering the financial services industry, Mr. Hanley was with KPMG (Peat Marwick & Co.) for several years. During his career with KBW, Mr. Hanley led many financial institutions in their mutual conversions and stock offerings. He has also managed both the buy and sell sides of many merger and acquisition transactions of financial institutions, provided financial consulting services to clients in conjunction with their capital management strategies, and provided advice to assist in reaching their financial objectives. Over the years Mr. Hanley has been a regular speaker at various banking conferences. Mr. Hanley earned his Bachelor of Business Administration degree from The University of Toledo in 1975 and obtained his CPA license in 1976. Mr. Hanley’s extensive experience in the financial institutions industry, and with capital markets and merger and acquisition transactions gives him a specialized knowledge which he draws upon for service on our Board.
Jeffrey A. Jackson. Mr. Jackson retired from Brady Ware & Company, a regional accounting firm, in June 2025. He joined Brady Ware & Company in 1980, became a director in the firm in 1989, and served on its executive committee until December 2018. Mr. Jackson represented clients in a wide variety of industries including manufacturers, contractors, retailers, agricultural businesses, and professionals, with a focus on tax and financial planning issues of business owners and their closely-held businesses. Mr. Jackson currently serves as a member of the board of the Richmond Symphony Orchestra. His past board service includes the Board of Directors of the Economic Development Corporation of Wayne County, the Reid Health Foundation, and the Forest Hills Country Club, where he also served as president. Mr. Jackson joined the United States Army upon graduation from high school and, following his military service, graduated Magna Cum Laude with a degree in accounting from Ball State University. Mr. Jackson, who serves as our audit committee financial expert, is a Certified Public Accountant and has received his Personal Financial Specialist credentials from the American Institute of Certified Public Accountants. Mr. Jackson was inducted into the Eastern Indiana Junior Achievement Business Hall of Fame in 2017. Mr. Jackson’s qualifications to serve as a Board member include his extensive and varied accounting experience, as well as his knowledge of and involvement in the communities we serve.
M. Lynn Wetzel. Mr. Wetzel began working in the automobile industry in 1973, purchasing his first dealership in Pittsburgh, Pennsylvania, a Mercedes-Benz dealership, in 1983. Mr. Wetzel currently owns and operates four dealerships in Richmond, Indiana, which include Honda and Dodge dealerships purchased in 1998, Chrysler and Jeep dealerships purchased in 2004, and Ford and Chevrolet dealerships purchased in 2007. He serves as a trustee on the board of the Boys and Girls Clubs of Wayne County, is a former board member of the Wayne County Area Chamber of Commerce, past president and former board member of the Pittsburgh Auto Dealers Trade Association and former board member of the Pennsylvania Automobile Dealers Association. Mr. Wetzel also actively supports multiple charitable causes in the community including sponsorship, in partnership with First Bank Richmond and the Wayne County Area Chamber of Commerce, of the “Every Day Counts” program which gives an automobile or scholarship annually to a senior high school student with perfect attendance during the school year. Mr. Wetzel’s business acumen, including his broad range of knowledge in the areas of finance, leasing, negotiations and day-to-day business operations resulting from his extensive career in the automobile industry makes him a valuable asset to our Board and the committees on which he serves.
Kathryn Girten. Mrs. Girten, retired, served as Chancellor of Indiana University East from July 2013 to July 2022, and Acting Chancellor of Indiana University Southeast from August 2021 to July 2022. Both are regional campuses of Indiana University. As Chancellor, Mrs. Girten exercised broad responsibilities for all aspects of the academic, student, financial, development and administrative operations of the campus in coordination with Indiana University central administration. Her responsibilities also included strategic planning, risk assessment (including Information Technology threats and security), federal and state regulatory compliance and maintenance of accreditation standards. Prior to joining Indiana University East in 2013, Mrs. Girten was Provost and Vice President for Academic Affairs at California State University, Monterey Bay, from 2007 to 2013, leading all aspects of the academic operations of the university and serving as its second-in-command. Before that she was at Northern Arizona University from 1989 to 2006, serving in several positions, including four years as Dean of the College of Social and Behavioral Sciences. Mrs. Girten serves on the board of trustees of the Richmond Art Museum, on the Community Well-Being Committee of Reid Health, and is a former board member of the Wayne County Chamber of Commerce, the Wayne County Foundation, Reid Health, and the Richmond Symphony Orchestra. She has been honored with the Indiana University President’s Medal, the Wayne County Area Chamber of Commerce Art Vivian Distinguished Community Leader Award, the Amigos Community Achievement Award and the Wayne County ATHENA Leadership Award. She earned her BA from Middlebury College, followed by an M.A. and Ph.D. from the University of Chicago. Mrs. Girten’s extensive leadership, management and strategic planning experience, as well as her civic and community involvement, provide her with valuable skills beneficial to our Board and the committees on which she serves.
Business Experience of Executive Officers
Information concerning our executive officers is contained under the heading "Information About Our Executive Officers" under Part I, Item 1 of this Form 10-K and is incorporated herein by reference.
Delinquent Section 16 Reports
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s common stock, to file reports of ownership and changes in ownership with the SEC. Based solely on the Company’s review of copies of such reports filed with the SEC and written representations from these reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater-than-10% beneficial owners were complied with during the year ended December 31, 2025, except as described below.
On June 13, 2025, a Form 3 reporting the initial beneficial ownership of the Company’s common stock was filed late on behalf of William A. Daily, Jr., Ohio Market President of Mutual Federal, a division of First Bank Richmond. No transactions were required to be reported.
Board of Directors’ Meetings and Committees and Corporate Governance
Board Leadership Structure. We currently combine the positions of Chief Executive Officer and Chairman into one position. We believe that this structure is appropriate for the Company because of the primarily singular operating environment of the Company and First Bank Richmond, with our predominant focus on being a provider of retail financial services. Having the Chief Executive Officer and Chairman involved in the daily operations of this focused line of operations improves the communication between management and the Board and ensures that the Board’s interest is represented in our daily operations, particularly with regard to risk management. Because the Chief Executive Officer and Chairman positions are currently combined, the Board of Directors decided to designate a non-management director (currently Director Blum) to serve as lead director. The lead director is responsible for presiding over executive sessions of the non-management directors held outside the presence of the Chairman, and for serving as a liaison between the non-management directors and the Chairman.
Board Role in Risk Oversight. Our Board of Directors is responsible for consideration and oversight of risks facing Richmond Mutual Bancorporation and is responsible for ensuring that material risks are identified and managed appropriately. The Audit Committee meets quarterly with management, or more frequently as needed, in order to review our major financial risk exposures and the steps management is taking to monitor and control such exposures. The Information Technology Board Committee and IT Steering Committee work to manage our technology and cyber risks. These committees work to ensure compliance with regulatory requirements. Several of our Board members serve on the Information Technology Board Committee, while the IT Steering Committee is appointed by our Board of Directors. Directors also serve on various committees that focus on major areas of risk to Richmond Mutual Bancorporation and First Bank Richmond that include but are not limited to loans and compensation. Directors discuss risk and risk mitigation strategies with management within these committees. All risk oversight discussions are included in committee reports to the full Board of Directors.
Insider Trading Policy. The Company has an insider trading policy governing the purchase, sale, and other dispositions of Company securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, which is also followed by the Company. We believe our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy was filed as Exhibit 19.1 to its Annual Report on Form 10-K for the year ended December 31, 2024.
The Company’s insider trading policy, among other things, prohibits the Company’s directors and executive officers from holding Company stock in a margin account or pledging Company stock as collateral for a loan. In addition, the policy prohibits directors and executive officers of the Company from using any financial instruments (including without limitation prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities owned by the director or executive officer.
Equity Grant Timing Practices. The Compensation Committee approves all equity awards granted to the Company’s named executive officers on or before the applicable grant date. From time to time, the Compensation Committee may grant equity awards for various purposes, including in connection with new hires, promotions, retention, recognition, or other circumstances the Compensation Committee deems appropriate. While the Compensation Committee has discretion to approve equity awards at any time, the Company does not have a practice or policy of granting equity awards in anticipation of the release of material nonpublic information. In addition, the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity awards granted to its named executive officers. During fiscal year 2025, the Company did not grant equity awards to any named executive officer during any period in which disclosure under Item 402(x) of Regulation S-K would have been required.
Board Meetings and Committees. Meetings of Richmond Mutual Bancorporation’s Board of Directors are generally held on a quarterly basis. The membership of First Bank Richmond’s Board of Directors is identical to Richmond Mutual Bancorporation’s Board of Directors. Meetings of First Bank Richmond’s Board of Directors are generally held on a monthly basis. For the year ended December 31, 2025, the Board of Directors of Richmond Mutual Bancorporation held four regular meetings and two special meetings, and the Board of Directors of First Bank Richmond held 12 regular meetings and no special meetings. During 2025, no incumbent director attended fewer than 75% in the aggregate of the total number of meetings of each Board and the total number of meetings held by the committees of each Board on which committees he or she served.
The Board of Directors of Richmond Mutual Bancorporation has standing Compensation, Audit, and Corporate Governance and Nominating committees. Information regarding the functions of the Board’s committees, their present membership and the number of meetings held by each committee for the year ended December 31, 2025, is set forth below:
Compensation Committee. The Compensation Committee operates under a formal written charter adopted by the Board of Directors. The Compensation Committee is responsible for: (i) determining and evaluating the compensation of the Chief Executive Officer and other executive officers; (ii) reviewing and monitoring existing compensation plans, policies and programs and recommending changes to the goals and objectives of these plans, policies and programs to the entire Board; and (iii) reviewing and recommending new compensation plans, policies and programs. The Compensation Committee also recommends to the Board of Directors any changes in the compensation structure for non-employee directors and conducts an annual performance review of the Chief Executive Officer. The Compensation Committee does not delegate its authority to any one of its members or any other person, however, Mr. Kleer does make recommendations to the Compensation Committee for all compensation, except his own.
The Compensation Committee currently is comprised of Directors Wetzel (chair), Girten, and Hanley, each of whom is “independent” as that term is defined for compensation committee members in the Nasdaq Marketplace Rules (the “Nasdaq Rules”). The Compensation Committee is scheduled to meet at least once a year and on an as-needed basis. The Compensation Committee met four times during 2025.
Audit Committee. The Audit Committee operates pursuant to a written charter adopted by the Board of Directors. The Audit Committee is appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities with respect to the integrity of the Company’s consolidated financial statements and financial reporting processes; the Company’s systems of internal accounting and financial controls; compliance with legal and regulatory requirements; the independent audit of the Company’s consolidated financial statements; the qualifications, independence, and performance of the Company’s independent auditors; and the performance of the Company’s internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the Company’s independent auditors, including the pre-approval of all audit and permitted non-audit services.
The Audit Committee is comprised of Directors Jeffrey A. Jackson (Chair), Harold T. Hanley III, and Kathryn Girten. During 2025, the Audit Committee held four meetings.
The Board of Directors has determined that each member of the Audit Committee is independent as defined under the Nasdaq Listing Rules and meets the independence requirements of Section 10A(m)(3) of the Securities Exchange Act of 1934. The Board has also determined that each Audit Committee member is financially literate and able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement, as required by the Nasdaq listing standards.
The Board of Directors has further determined that Mr. Jackson qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission.
Corporate Governance and Nominating (CGN) Committee. Our CGN Committee currently is comprised of Directors Blum (chair), Girten, Wetzel, and Jackson, each of whom is “independent” as that term is defined for compensation committee members in the Nasdaq Rules. The CGN Committee is scheduled to meet at least once a year and on an as-needed basis. The CGN Committee met one time during 2025. The CGN Committee operates under a formal written charter adopted by the Board of Directors. The CGN Committee is responsible for identifying and recommending director candidates to serve on the Board of Directors. Final approval of director nominees is determined by the full Board, based on the recommendations of the CGN Committee. The nominees for election at the meeting identified in this document were recommended to the Board by the CGN Committee. The CGN Committee has the following responsibilities under its charter:

(i)	recommend to the Board the appropriate size of the Board and assist in identifying, interviewing and recruiting candidates for the Board;
(ii)	recommend candidates (including incumbents) for election and appointment to the Board of Directors, subject to the provisions set forth in the Company’s charter and bylaws relating to the nomination or appointment of directors, based on the following criteria: (i) business experience, education, integrity, reputation, independence, conflicts of interest, diversity, and age; (ii) number of other directorships and commitments (including charitable obligations); (iii) tenure on the Board; (iv) attendance at Board and committee meetings: (v) stock ownership; (vi) specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation, and public policy); (vii) residency and a commitment to the Company’s communities and shared values; and (viii) overall experience in the context of the needs of the Board as a whole. As a general rule, it is the desire of the Board of Directors that directors shall live and/or work in the communities served by the Company’s subsidiary bank
(iii)	consider and evaluate nominations from stockholders using the same criteria as all other nominations;
(iv)	annually recommend to the Board committee assignments and committee chairs on all committees of the Board, and recommend committee members to fill vacancies on committees as necessary; and
(v)	perform any other duties or responsibilities expressly delegated to the CGN Committee by the Board.

The CGN Committee reviews the requisite skills and characteristics of Board members as well as the composition of the Board as a whole when recommending nominees for the Board. The CGN Committee has no predefined minimum criteria for selecting director nominees, although it believes that all directors should share qualities such as business experience, excellent decision-making ability, good judgment, personal integrity and outstanding reputation. In any given search, the CGN Committee may also define particular characteristics for candidates to balance the overall skills and characteristics of the Company’s Board and its perceived needs. However, during any search, the CGN Committee reserves the right to modify its stated search criteria for exceptional candidates.
Pursuant to the Company’s bylaws, no person 76 years of age or older is eligible for election, re-election, appointment or re-appointment to the Company’s Board of Directors. No director who has attained the age of 76 shall continue to serve as a director beyond the annual meeting of stockholders at which his or her term as a director expires.
Nominations of persons for election to the Board of Directors may be made only by or at the direction of the Board of Directors or by any stockholder entitled to vote for the election of directors who complies with the notice procedures. Pursuant to the Company’s bylaws, nominations for directors by stockholders must be made in writing and received by the Secretary of the Company at the Company’s principal executive offices no earlier than 120 calendar days prior to the meeting date and no later than 90 calendar days prior to the meeting date. If, however, less than 100 calendar days’ notice or public announcement of the date of the meeting is given or made to stockholders, the Company must receive nominations not later than the close of business on the tenth calendar day following the earlier of the day on which notice of the date of the meeting was mailed or otherwise transmitted or the day on which public announcement of the date of the meeting was first made. In addition to meeting the applicable deadline, nominations must be accompanied by certain information specified in the Company’s bylaws.
This description is a summary of our nominating process. Any stockholder wishing to propose a director candidate to the Company should review and must comply in full with the procedures set forth in the Company’s charter and bylaws, as well as the requirements of Rule 14a-19 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since last disclosed to shareholders.
Communications with Directors. Any stockholder desiring to communicate with the Board of Directors, or one or more specific members thereof, should communicate in writing addressed to Lead Director, Richmond Mutual Bancorporation, Inc., 31 North 9th Street, Richmond, Indiana, 47374.
Attendance Policy at Annual Meetings. Although we do not have a formal policy regarding director attendance at annual meetings of stockholders, directors are expected to attend these meetings. All of the Company’s directors attended last year’s annual stockholder meeting to the extent they were directors of the Company as of that date.
Committee Charters. The charters of the Audit, Compensation and CGN Committees are posted on our websites at www.firstbankrichmond.com and www.mutualfederal.com and can be found by clicking on the "Investor Relations” link located at the bottom of our home page.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. You may obtain a copy of the code of ethics free of charge by writing to the Corporate Secretary of Richmond Mutual Bancorporation, 31 North 9th Street, Richmond, Indiana, 47374 or by calling (765) 962-2581. In addition, the code of ethics is available on our websites at www.firstbankrichmond.com and www.mutualfederal.com and can be found by clicking on the "Investor Relations" link located at the bottom of our home page.
Item 11.    Executive Compensation
Summary Compensation Table. The table below summarizes for the years ended December 31, 2025 and/or 2024 the total compensation paid to or earned by Garry Kleer, the Company’s Chairman, President and Chief Executive Officer, and our two other most highly compensated executive officers. Each individual listed in the table below is referred to as a “named executive officer.”

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Garry D. Kleer	2025	$505,385	$150,000	$662,189	$—	$91,815	(4)	$1,409,388
Chairman, President, and CEO of the Company; Chairman and CEO of First Bank Richmond	2024	490,385	145,350	—	—	92,595		728,330

Paul J. Witte	2025	255,192	40,350	106,251	7,308	32,261	(5)	441,362
President and Chief Operating Officer of First Bank Richmond	2024	242,308	30,350	—	—	30,661		303,319

Bradley M. Glover	2025	185,385	45,350	323,273	66,546	31,536	(6)	652,090
Sr. Vice President and Chief Financial Officer of the Company and the Bank
(1) Amounts in this column represent a discretionary bonus.
(2) Represents the grant date fair value, under FASB ASC Topic 718, of 51,253 shares of Company common stock granted to Mr. Kleer on November 20, 2025, and 7,947 shares and 24,179 shares of Company common stock granted to Messrs. Witte and Glover, respectively, on July 15, 2025. The shares vest in five equal annual installments commencing on June 30, 2026. For additional information, see “- Outstanding Equity Awards at December 31, 2025” below.
(3) Reflects the value of stock options to purchase 2,520 shares and 22,947 shares of Company common stock granted to Messrs. Witte and Glover, respectively on July 15, 2025. The amounts in this column are calculated using the grant date fair values of the awards under FASB ASC Topic 718, based on the fair value of the stock option awards, as estimated using the Black-Scholes option-pricing model. The assumptions used in the calculation of these amounts are included in Note 16 of the Notes to Consolidated Financial Statements contained in Part II, Item 8. of this Form 10-K. For additional information, see “Outstanding Equity Awards at December 31, 2025” below.
(4) Includes $38,500 paid to Mr. Kleer for his service as a director on the boards of directors of First Bank Richmond and Richmond Mutual Bancorporation; $5,000 paid to Mr. Kleer for his service as an advisory director on the Mutual Federal advisory board; $12,882 in dividends paid on restricted shares of Company common stock; $9,315 in 401(k) plan matching contributions; and $26,118 in common stock allocations to Mr. Kleer under the ESOP.
(5) Includes $4,007 in dividends paid on restricted shares of Company common stock; $6,231 in 401(k) plan matching contributions; and $22,022 in common stock allocations to Mr. Witte under the ESOP.
(6) Includes $7,903 in dividends paid on restricted shares of the company common stock, $6,472 in 401(k) plan matching contributions and $17,161 in common stock allocations to Mr. Glover under the ESOP.
Outstanding Equity Awards at December 31, 2025. The following table sets forth information concerning stock options and restricted stock held at December 31, 2025 for each named executive officer.

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(1)	Market Value of Shares or Units of Stock That Have Not Vested(2)
	Exercisable	Unexercisable(1)

Garry D. Kleer	216,426	—	$10.53	10/1/2030	51,253	$719,592

Paul J. Witte	67,633		$10.53	10/1/2030	7,947	$111,576
		2,520	$13.37	7/15/2035

Bradley M. Glover	27,053		$10.53	10/1/2030	24,179	$339,473
		22,947	$13.37	7/15/2035
(1) Awards vest in five equal annual installments commencing on June 30, 2026.
(2) Value is based on the $14.04 closing price of a share of Richmond Mutual Bancorporation common stock on December 31, 2025, the last trading day of the fiscal year.
Nonqualified Deferred Compensation Plan. In April 2019, Richmond Mutual Bancorporation and First Bank Richmond (the "Employers") entered into a Nonqualified Deferred Compensation Plan (the "SERP") with Garry Kleer, their Chairman, President and Chief Executive Officer, in order to provide Mr. Kleer with supplemental retirement benefits. The SERP provides for the following: (i) a normal retirement benefit of $200,000 per year for a period of 15 years, payable in annual installments, if Mr. Kleer has a separation from service on or after age 68 other than for cause or death, (ii) an early termination benefit equal to the normal retirement benefit if he has a separation from service prior to age 68 other than for cause or death, with such benefit to commence after he reaches age 68, (iii) a lump sum death benefit equal to the amount of the SERP benefit accrued at the time of death under generally accepted accounting principles if Mr. Kleer dies while still employed and prior to a change in control or disability, (iv) a lump sum death benefit equal to the present value of any remaining installments if Mr. Kleer dies after an event triggering installment payments but prior to receiving all installment payments owed, (v) a lump sum disability benefit equal to the amount of the SERP benefit accrued at the time of disability under generally accepted accounting principles if Mr. Kleer becomes disabled while still employed, and (vi) a lump sum change in control benefit equal to the present value of his normal retirement benefit if a change in control (as defined in the SERP) occurs while Mr. Kleer is still employed and prior to any disability. In the event Mr. Kleer's employment is terminated for cause (as defined in the SERP), he will forfeit any and all benefits to which he would otherwise be entitled to receive under the SERP. The SERP constitutes an unfunded, unsecured promise by the Employers to make payments to Mr. Kleer or his beneficiary in the future.
Director Compensation
Our directors receive compensation for their service on the Boards of the Company and First Bank Richmond. The following table provides compensation information for each member of our Board of Directors during the year ended December 31, 2025, except for Mr. Kleer, our Chairman, President and Chief Executive Officer of the Company, whose compensation is presented in the Summary Compensation table under the caption "Executive Compensation" below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(3)	Total ($)

E. Michael Blum	$44,950	$—	$—	$1,055	$46,005
Harold T. Hanley, III	47,950	—	—	1,055	49,005
Jeffrey A. Jackson	43,700	—	—	1,055	44,755
Kathryn Girten	46,950	—	—	1,055	48,005
M. Lynn Wetzel	45,200	—	—	1,055	46,255
(1) No non-employee director held any restricted shares of common stock as of December 31, 2025.
(2) As of December 31, 2025, each director named in the table held stock options to purchase 40,580 shares of common stock, except for Mr. Blum, who held stock options to purchase 36,580 shares of common stock. All such stock options were fully vested and exercisable as of December 31, 2025.
(3) Represents dividends paid during 2025 to directors on unvested restricted shares of Company common stock held by them during the year.
In setting their compensation, our Board of Directors considers the significant amount of time and level of skill required for director service. During 2025, directors of Richmond Mutual Bancorporation received an annual retainer of $12,000 for service on the Richmond Mutual Bancorporation Board, with no additional fees paid for attendance at any Board or committee meetings. During 2025, directors of First Bank Richmond received an annual retainer of $14,500 for service on the First Bank Richmond Board and $1,000 for each Board meeting attended. In addition, each non-employee director of First Bank Richmond received $250 for every committee meeting attended and $300 per meeting for service as Committee Chair. The fees earned by our CEO for service on these boards are included in the Summary Compensation Table above, while the fees earned by non-employee directors are reflected in the table above under "Director Compensation."
Directors have the option to enroll in First Bank Richmond’s health insurance coverage on the same terms and conditions that are available generally to all eligible employees and are provided or reimbursed for travel and lodging and other customary out-of-pocket expenses incurred in attending industry conferences and continuing education seminars.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
The following table shows, as of March 23, 2026 (the voting record date), the beneficial ownership of the Company’s common stock held by:
(1) any persons or entities known by management to beneficially own more than 5% of the outstanding shares of Richmond Mutual Bancorporation’s common stock;
(2) each director and director nominee of Richmond Mutual Bancorporation;
(3) each executive officer of Richmond Mutual Bancorporation named in the 2025 Summary Compensation Table; and
(4) all of the directors and executive officers of Richmond Mutual Bancorporation as a group.
An asterisk (*) in the table indicates that an individual beneficially owns less than one percent of the outstanding common stock of Richmond Mutual Bancorporation. The address of each of the beneficial owners, except where otherwise indicated, is Richmond Mutual Bancorporation’s address. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”). As of March 23, 2025, there were 10,501,260 shares of Richmond Mutual Bancorporation common stock issued and outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Common Stock Outstanding
5% or Greater Beneficial Owners
Richmond Mutual Bancorporation, Inc. Employee Stock Ownership Plan	1,064,889		10.1%

The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	590,530	(2)	5.6%

Douglas Eden
Principal
Eden Capital Management, LLC
13029 Sorrento Way
Bradenton, FL 34211	623,419	(3)	5.9%

Directors and Executive Officers of Richmond Mutual Bancorporation
Garry D. Kleer, Chairman, President, and Chief Executive Officer of the Company and Chairman and CEO of First Bank Richmond/Director Nominee	396,044	(4)	3.8%
E. Michael Blum, Director	79,265	(5)	*
Harold T. Hanley, III, Director	101,169	(6)	*
Jeffrey A. Jackson, Director	105,205	(7)	1.0%
Kathryn Girten, Director/Director Nominee	94,165	(8)	*
M. Lynn Wetzel, Director	102,654	(9)	*
Bradley M. Glover, Sr. Vice President and Chief Financial Officer of the Company and the Bank	68,265	(10)	*
Paul J. Witte, President and Chief Operating Officer of First Bank Richmond	116,092	(11)	1.1%
Directors and executive officers of Richmond Mutual Bancorporation as a group (9 persons)	1,062,859	(12)	10.1%
(Footnotes continue on following page.)

(1)	Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.
(2)	Based on a Schedule 13G/A filed with the SEC on November 12, 2024, pursuant to which the Vanguard Group reported no voting power, sole investment power with respect to 586,684 shares, and shared investment power with respect to 3,846 shares. This information is based on the most recently filed Schedule 13G, and the amount held by this shareholder as of the voting record date may be more or less than the amount stated above.
(3)	Based on a Schedule 13G filed with the SEC on May 27, 2025, pursuant to which Douglas Eden reported sole voting power over 100,000 shares, sole dispositive power over 100,000 shares and shared voting and dispositive power over 523,419 shares. This information is based on the most recently filed 13G, and the amount held by this shareholder may be more or less than the amount stated above.
(4)	Includes 51,253 shares of restricted stock over which Mr. Kleer has sole voting and no investment power, 11,795 shares allocated to Mr. Kleer under the ESOP over which he has shared voting power and no dispositive power, and options to acquire 216,426 shares over which Mr. Kleer has no voting or dispositive power.
(5)	Includes options to acquire 36,580 shares over which Mr. Blum has no voting or dispositive power.
(6)	Includes 27,802 shares that are held in a family trust of which Mr. Hanley and his spouse are co-trustees and share voting and investment power and options to acquire 40,580 shares over which Mr. Hanley has no voting or dispositive power.
(7)	Includes 18,000 shares held in his spouse’s IRA over which Mr. Jackson has shared voting and investment power and options to acquire 40,580 shares over which Mr. Jackson has no voting or dispositive power.
(8)	Includes 6,000 shares held by her spouse over which Ms. Girten has shared voting and investment power and options to acquire 40,580 shares over which Ms. Girten has no voting or dispositive power.
(9)	Includes options to acquire 40,580 shares over which Mr. Wetzel has no voting or dispositive power.
(10)	Includes 24,179 shares of restricted stock over which Mr. Glover has sole voting and no investment power, 4,894 shares allocated to Mr. Glover under the ESOP over which he has shared voting power and no dispositive power, and options to acquire 27,053 shares over which Mr. Glover has no voting or dispositive power.
(11)	Includes 7,947 shares of restricted stock over which Mr. Witte has sole voting and no investment power, 8,359 shares allocated to Mr. Witte under the ESOP over which he has shared voting power and no dispositive power, 100 shares owned by his two adult sons as to which Mr. Witte disclaims beneficial ownership, and options to acquire 67,633 shares over which Mr. Witte has no voting or dispositive power.
(12)	Includes shares held by current directors and executive officers directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals’ families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 with respect to the Company’s equity incentive plan which was approved by the Company’s shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan(1)
Equity Incentive Plan approved by security holders	760,852	$10.76	414,669
Equity Incentive Plan not approved by security holders	—	—	—
Total	760,852	$10.76	414,669

(1) No shares available for issuance of restricted stock awards.

Changes in Control
Except for the Company’s previously disclosed pending merger with The Farmers Bancorp, Frankfort, Indiana, management of Richmond Mutual Bancorporation is not aware of any arrangements, including any pledge of the Company’s securities by any person, that may at a subsequent date result in a change in control of the Company.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Director Independence
The rules of the Nasdaq Stock Market, as well as those of the SEC, impose several requirements with respect to the independence of our directors, including the requirement that at least a majority of the Board be “independent” as that term is defined under the applicable rules. Our Board of Directors has undertaken a review of the independence of each director and director nominee in accordance with these rules. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that Directors Blum, Hanley, Jackson, Girten and Wetzel do not have relationships that would interfere with the exercise of independent judgment in fulfilling the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the following relationship between us and our directors and executive officers, which is not required to be reported under “Transactions with Certain Related Persons” below.
Transactions with Certain Related Persons
In the normal course of our business, we have engaged and expect to continue engaging in ordinary banking transactions with our directors, executive officers, their immediate family members and their affiliated entities, including loans to such persons. Except as set forth below, there were no transactions of this nature, the amount of which exceeded $120,000 during 2025 or 2024.
Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as First Bank Richmond, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2025 and 2024, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Bank Richmond, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at both December 31, 2025 and 2024 and were made in compliance with federal banking regulations.
Robin Weinert served as Senior Vice President/Operations & Retail Banking of First Bank Richmond prior to her retirement in July of 2024. Mrs. Weinert is the spouse of Dean Weinert, who served as President of Mutual Federal, a division of First Bank Richmond, until his retirement in April 2025. As a result of her employment with First Bank Richmond, Mrs. Weinert received annual compensation of $233,154 in 2024.
Kristi Herig serves as a Senior Vice President of First Bank Richmond’s leasing operations. Mrs. Herig is the daughter of Jeffrey Jackson, who serves as a director of the Company and First Bank Richmond. As a result of her employment with First Bank Richmond, Mrs. Herig received annual compensation of $139,946 in 2025 and $124,270 in 2024.
Except as stated above, we have not entered into any transactions since January 1, 2024, in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.
Item 14.    Principal Accountant Fees and Services
Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Forvis Mazars, LLP during the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Audit Fees	$430,519	$393,750
Audit-related Fees	18,500	17,325
Tax fees	—	3,955
All Other Fees	—	—

Audit Fees. Audit Fees include aggregate fees billed for professional services for the audits of Richmond Mutual Bancorporation’s annual financial statements for the years ended December 31, 2025 and 2024 and for review of quarterly condensed consolidated financial statements included in periodic reports filed with the SEC during 2025 and 2024.
Audit-Related Fees. Audit-Related Fees for 2025 and 2024 include fees billed for the audit of Richmond Mutual Bancorporation’s Employee Stock Ownership Plan.
Tax Fees. There were no tax fees charged in 2025. Tax Fees for 2024 include review of certain tax matters during 2024.
All Other Fees. There were no other fees charged in 2025 or 2024.
Our Audit Committee has determined that the services provided by Forvis Mazars, LLP as set forth herein are compatible with maintaining Forvis Mazars, LLP’s independence.
Pursuant to the terms of its charter, the Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditors. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the independent auditors for all audit and permissible non-audit services to be provided by the independent auditors and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter for the engagement of the independent auditors to render permissible non-audit services to the Corporation, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
The following documents are filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID 686)
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income (Loss) for the Years December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
(a)(2) List of Financial Statement Schedules:
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:
(b) Exhibits:

2.1
Agreement and Plan of Merger by and between Richmond Mutual Bancorporation, Inc. and The Farmers Bancorp, Frankfort, Indiana (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the SEC on November 12, 2025 (Commission File No. 001-38956))

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

10.6(1)
Change in Control Agreement, Dated May 27, 2025, by and between Richmond Mutual Bancorporation, Inc. and Paul Witte (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 27, 2025 (Commission File No. 001-38956))

10.7(1)
Change in Control Agreement, Dated May 27, 2025, by and between Richmond Mutual Bancorporation, Inc. and Bradley Glover (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 27, 2025 (Commission File No. 001-38956))

19	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19 of the Company's Annual Report on Form 10-K filed with the SEC on March 27, 2025 (Commission File No. 001-38956))

21.0	Subsidiaries of the Registrant

23.0	Consent of Independent Registered Public Accounting Firm

24.0	Power of Attorney (set forth on signature page)

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

97.0	Policy Relating to Recovery of Erroneously Awarded Compensation

101.0	The following materials for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104.0	Cover Page Interactive Data (embedded within the Inline XBRL document)
______________________________________

(1) Management contract or compensatory plan or arrangement.
(c) Financial Statements Schedules
None
Item 16.   Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC., a Maryland corporation

Date: March 23, 2026	By:	/s/ Garry D. Kleer
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

Signatures	Title	Date

/s/ Garry D. Kleer Garry D. Kleer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2026

/s/ Bradley M. Glover Bradley M. Glover	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2026

/s/ E. Michael Blum E. Michael Blum	Director	March 23, 2026

/s/ Harold T. Hanley III Harold T. Hanley III	Director	March 23, 2026

/s/ Jeffrey A. Jackson Jeffrey A. Jackson	Director	March 23, 2026

/s/ Kathryn Girten Kathryn Girten	Director	March 23, 2026

/s/ M. Lynn Wetzel M. Lynn Wetzel	Director	March 23, 2026