Form 10-Q
period 2026-03-31
Richmond Mutual Bancorporation, Inc.
filed 2026-05-12
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 10,501,260 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 12, 2026.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$9,699,813	$9,275,184
Interest-earning demand deposits	25,098,428	23,855,310
Cash and cash equivalents	34,798,241	33,130,494
Interest-earning time deposits	2,820,000	2,070,000
Investment securities - available for sale	245,518,902	251,915,497
Investment securities - held to maturity	2,353,338	2,747,889
Loans held for sale	835,000	828,000
Loans and leases, net of allowance for credit losses of $16,740,001 and $16,465,708, respectively	1,174,121,856	1,176,812,906
Premises and equipment, net	13,497,339	13,396,583
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	6,175,120	6,299,925
Mortgage-servicing rights	1,876,847	1,883,446
Cash surrender value of life insurance	3,978,362	3,953,634
Other assets	19,334,279	18,845,066

Total assets	$1,519,216,384	$1,525,790,540

Liabilities
Noninterest-bearing deposits	$99,400,478	$100,090,746
Interest-bearing deposits	1,006,964,883	1,014,802,514
Total deposits	1,106,365,361	1,114,893,260
Federal Home Loan Bank advances	256,000,000	240,000,000
Other borrowings	—	12,000,000
Advances by borrowers for taxes and insurance	768,162	650,674
Interest payable	2,661,914	3,456,973
Other liabilities	8,510,534	9,008,533
Total liabilities	1,374,305,971	1,380,009,440

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,501,260 shares and 10,501,260 shares at March 31, 2026 and December 31, 2025, respectively	105,013	105,013
Additional paid-in capital	92,988,675	92,897,260
Retained earnings	98,644,946	97,324,605
Unearned employee stock ownership plan (ESOP)	(9,803,264)	(9,987,093)
Accumulated other comprehensive loss	(37,024,957)	(34,558,685)
Total stockholders' equity	144,910,413	145,781,100

Total liabilities and stockholders' equity	$1,519,216,384	$1,525,790,540
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest Income
Loans and leases	$19,110,979	$18,773,758
Investment securities	1,872,981	1,963,449
Other	178,431	130,820
Total interest income	21,162,391	20,868,027
Interest Expense
Deposits	7,298,347	7,844,380
Borrowings	2,417,631	2,765,575
Total interest expense	9,715,978	10,609,955
Net Interest Income	11,446,413	10,258,072
Provision for credit losses	693,094	731,095
Net Interest Income After Provision for Credit Losses	10,753,319	9,526,977
Non-interest Income
Service charges on deposit accounts	321,978	295,974
Card fee income	317,324	298,480
Loan and lease servicing fees	93,580	112,358
Net gains on loan and lease sales	173,072	95,105
Other income	391,857	360,327
Total non-interest income	1,297,811	1,162,244
Non-interest Expenses
Salaries and employee benefits	4,563,559	4,711,955
Net occupancy expenses	437,847	388,300
Equipment expenses	253,016	244,490
Data processing fees	1,192,079	901,964
Deposit insurance expense	285,000	339,000
Printing and office supplies	41,299	48,473
Legal and professional fees	458,791	530,917
Advertising expense	104,697	65,612
Bank service charges	48,215	46,618
Real estate owned expense	12,215	2,062
Other expenses	1,306,707	1,093,222
Total non-interest expenses	8,703,425	8,372,613
Income Before Income Tax Expense	3,347,705	2,316,608
Provision for income taxes	562,414	348,298
Net Income	$2,785,291	$1,968,310
Earnings Per Share
Basic	$0.29	$0.20
Diluted	$0.28	$0.20
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net Income	$2,785,291	$1,968,310

Other Comprehensive (Loss) Income
Unrealized (loss) gain on available for sale securities, net of tax benefit (expense) of $655,591 and $(339,238), respectively	(2,466,272)	1,276,182
	(2,466,272)	1,276,182

Comprehensive Income	$319,019	$3,244,492
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2025	10,501,260	$105,013	$92,897,260	$97,324,605	$(9,987,093)	$(34,558,685)	$145,781,100
Net income	—	—	—	2,785,291	—	—	2,785,291
Other comprehensive income (loss)	—	—	—	—	—	(2,466,272)	(2,466,272)
ESOP shares earned	—	—	3,922	—	183,829	—	187,751
Stock based compensation	—	—	87,493	—	—	—	87,493
Common stock dividends ($0.15 per share)	—	—	—	(1,464,950)	—	—	(1,464,950)
Balances, March 31, 2026	10,501,260	$105,013	$92,988,675	$98,644,946	$(9,803,264)	$(37,024,957)	$144,910,413

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	1,968,310	—	—	1,968,310
Other comprehensive income	—	—	—	—	—	1,276,182	1,276,182
ESOP shares earned	—	—	(5,347)	—	183,830	—	178,483
Stock based compensation	—	—	363,459	—	—	—	363,459
Common stock dividends ($0.15 per share)	—	—	—	(1,492,715)	—	—	(1,492,715)
Repurchase of common stock	(324,696)	(3,247)	(4,230,375)	—	—	—	(4,233,622)
Balances, March 31, 2025	10,490,264	$104,903	$93,836,968	$92,058,581	$(10,538,580)	$(44,530,015)	$130,931,857

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$2,785,291	$1,968,310
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	693,094	731,095
Depreciation and amortization	223,805	219,488
Deferred income tax	2	(117,847)
Stock based compensation	87,493	363,459
Investment securities amortization, net	192,211	198,201
Net gains on loan and lease sales	(173,072)	(95,105)
Accretion of loan origination fees	(211,704)	(211,416)
Amortization of mortgage-servicing rights	63,807	49,954
ESOP shares expense	187,751	178,483
Increase in cash surrender value of life insurance	(24,728)	(23,057)
Loans originated for sale	(7,382,576)	(5,256,050)
Proceeds on loans sold	7,389,576	4,551,455
Net change in
Interest receivable	124,805	(29,804)
Other assets	122,873	658,752
Other liabilities	(497,999)	124,235
Interest payable	(795,059)	(1,129,473)
Net cash provided by operating activities	2,785,570	2,180,680

Investing Activities
Net change in interest-bearing time deposits	(750,000)	—
Purchases of securities available for sale	(955,025)	(1,025,982)
Proceeds from maturities and paydowns of securities available for sale	4,037,098	4,534,320
Proceeds from maturities and paydowns of securities held to maturity	395,000	565,159
Net change in loans	2,311,524	(16,039,372)
Proceeds from sales of real estate owned	43,502	—
Purchases of premises and equipment	(324,561)	(75,973)
Net cash provided by (used in) investing activities	4,757,538	(12,041,848)

Financing Activities
Net change in
Demand and savings deposits	4,832,914	256,508
Certificates of deposit	(13,360,813)	11,465,940
Advances by borrowers for taxes and insurance	117,488	139,959
Repayment of other borrowings	(12,000,000)	—
Proceeds from FHLB advances	73,000,000	112,000,000
Repayment of FHLB advances	(57,000,000)	(103,000,000)
Repurchase of common stock	—	(4,233,622)
Dividends paid	(1,464,950)	(1,492,715)
Net cash (used in) provided by financing activities	(5,875,361)	15,136,070

Net Change in Cash and Cash Equivalents	1,667,747	5,274,902
Cash and Cash Equivalents, Beginning of Period	33,130,494	21,757,190
Cash and Cash Equivalents, End of Period	$34,798,241	$27,032,092

Additional Cash Flows and Supplementary Information
Interest paid	$10,511,037	$11,739,428
Transfers from loans to other real estate owned	—	—
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
First Bank Richmond is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana and the wholly owned banking subsidiary of Richmond Mutual Bancorporation. First Bank Richmond provides full banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana, its six full-service offices located in Piqua (2), Sidney (2), Troy (1), and Columbus (1), Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond's Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the Indiana Department of Financial Institutions ("IDFI") and the Federal Deposit Insurance Corporation ("FDIC").
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
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or note disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026 (SEC File No. 001-38956). However, in the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year.
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
Note 2: Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Auditing Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. This ASU requires certain expenses be disaggregated into specific categories in disclosures within the financial statements and footnotes to the financial statements. ASU No. 2024-03 is effective for all public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments - Credit Losses (Topic 326), Purchased Loans. This ASU amended the guidance in ASC 326 on the accounting for certain purchased loans. The amendments in this update expand the use of the “gross-up” approach to certain acquired loans classified as purchased seasoned loans ("PSLs"). The amendments are intended to reduce complexity and improve comparability in the accounting for acquired loans. ASU No. 2025-08 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2025-08 on its consolidated financial statements.
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

The merger has been approved by the boards of directors of both companies, and all required regulatory approvals have been received. A special meeting of Farmers Bancorp shareholders to approve the merger agreement and related transactions is scheduled for May 26, 2026. The Company will seek shareholder approval of the issuance of its shares in the transaction at its annual meeting of shareholders to be held on May 27, 2026. The transaction is expected to be completed at or around the end of the second quarter of 2026, subject to shareholder approvals and the satisfaction of customary closing conditions.
The merger will be accounted for as a business combination under ASC 805, Business Combinations, with the Company expected to be the accounting acquirer. The combined company will continue to trade on the Nasdaq Capital Market under the ticker symbol "RMBI." The holding company will operate under the name "Richmond Mutual Bancorporation, Inc.," while the combined bank, subject to regulatory approval, will operate under the new name "First Bank Midwest". The administrative headquarters of the combined company will be located in Richmond, Indiana, and the administrative headquarters of the combined bank will be located in Frankfort, Indiana.
The merger has not been completed as of March 31, 2026. Accordingly, the accompanying consolidated financial statements do not include the assets, liabilities, results of operations, or cash flows of Farmers Bancorp, and no purchase accounting adjustments have been recorded as of that date.
Note 4: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$3,320	$—	$(372)	$2,948
Federal agencies	15,000	—	(956)	14,044
State and municipal obligations	155,681	142	(28,090)	127,733
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	106,885	48	(16,004)	90,929
Corporate obligations	11,500	—	(1,635)	9,865
	292,386	190	(47,057)	245,519
Held to maturity
State and municipal obligations	2,353	7	(58)	2,302
	2,353	7	(58)	2,302

Total investment securities	$294,739	$197	$(47,115)	$247,821

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$3,473	$—	$(349)	$3,124
Federal agencies	15,000	—	(939)	14,061
State and municipal obligations	157,102	160	(25,444)	131,818
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	108,586	93	(15,574)	93,105
Corporate obligations	11,500	—	(1,693)	9,807
	295,661	253	(43,999)	251,915
Held to maturity
State and municipal obligations	2,748	7	(38)	2,717
	2,748	7	(38)	2,717

Total investment securities	$298,409	$260	$(44,037)	$254,632
The amortized cost and fair value of investment securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$1,143	$1,136	$365	$365
One to five years	23,840	22,851	928	928
Five to ten years	49,238	44,128	450	447
After ten years	111,280	86,475	610	562
	185,501	154,590	2,353	2,302
Mortgage-backed securities –GSE residential	106,885	90,929	—	—

Totals	$292,386	$245,519	$2,353	$2,302
Investment securities with a carrying value of $134,486,000 and $138,306,000 were pledged at March 31, 2026 and December 31, 2025, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no sales of securities available for sale for the three months ended March 31, 2026 or March 31, 2025.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at March 31, 2026 and December 31, 2025 was $238,904,000 and $244,503,000, respectively, which is approximately 96% and 96% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at March 31, 2026. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
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

The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of March 31, 2026, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.

The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of March 31, 2026 and December 31, 2025:

	State and municipal obligations
	March 31, 2026	December 31, 2025

AA+	$175	$350
A+	190	375
Not rated	1,988	2,023

	$2,353	$2,748
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.

The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

Description of Securities	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$—	$—	$2,719	$(372)	$2,719	$(372)
Federal agencies	—	—	14,044	(956)	14,044	(956)
State and municipal obligations	540	(10)	123,542	(28,080)	124,082	(28,090)
Mortgage-backed securities - GSE residential	1,816	(32)	85,186	(15,972)	87,002	(16,004)
Corporate obligations	—	—	9,865	(1,635)	9,865	(1,635)
Total available for sale	2,356	(42)	235,356	(47,015)	237,712	(47,057)

Held to maturity
State and municipal obligations	277	(3)	915	(55)	1,192	(58)

Total	$2,633	$(45)	$236,271	$(47,070)	$238,904	$(47,115)

Description of Securities	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$89	$—	$2,856	$(349)	$2,945	$(349)
Federal agencies	—	—	14,061	(939)	14,061	(939)
State and municipal obligations	—	—	127,699	(25,444)	127,699	(25,444)
Mortgage-backed securities - GSE residential	907	(4)	88,088	(15,570)	88,995	(15,574)
Corporate obligations	—	—	9,807	(1,693)	9,807	(1,693)
Total available for sale	996	(4)	242,511	(43,995)	243,507	(43,999)

Held to maturity
State and municipal obligations	—	—	996	(38)	996	(38)

Total	$996	$(4)	$243,507	$(44,033)	$244,503	$(44,037)
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
The Company expects the fair value of the securities described above to recover as the securities approach their maturity or reset date.
Note 5: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Commercial mortgage	$414,875	$414,316
Commercial and industrial	145,214	142,508
Construction and development	74,318	71,705
Multi-family	208,034	208,894
Residential mortgage	166,257	171,063
Home equity lines of credit	21,398	20,147
Direct financing leases	142,979	145,806
Consumer	18,179	19,280
	1,191,254	1,193,719
Less
Allowance for credit losses on loans and leases	16,740	16,466
Deferred loan fees	392	440

	$1,174,122	$1,176,813

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
No material changes have been made to the risk characteristics discussed above contained in the Company's 2025 Form 10-K.

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of March 31, 2026 and December 31, 2025:

	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
As of March 31, 2026:
Commercial mortgage
Pass	$4,220	$66,928	$30,684	$41,649	$80,511	$136,857	$45,505	$406,354
Special Mention	873	—	—	—	—	—	—	873
Substandard	—	—	—	—	—	7,648	—	7,648
Total Commercial mortgage	5,093	66,928	30,684	41,649	80,511	144,505	45,505	414,875
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	5,127	23,299	13,967	20,297	5,497	20,067	55,166	143,420
Substandard	—	—	—	—	137	29	1,628	1,794
Total Commercial and industrial	5,127	23,299	13,967	20,297	5,634	20,096	56,794	145,214
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	7,680	36,194	6,735	1,913	1,509	15,387	—	69,418
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	7,680	36,194	6,735	1,913	1,509	20,287	—	74,318
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	1,840	19,004	16,966	11,005	60,392	64,027	27,649	200,883
Substandard	—	—	—	—	2,362	4,789	—	7,151
Total Multi-family	1,840	19,004	16,966	11,005	62,754	68,816	27,649	208,034
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	2,852	21,079	13,536	29,155	24,279	69,537	4,077	164,515
Substandard	—	—	—	107	46	1,589	—	1,742
Total Residential mortgage	2,852	21,079	13,536	29,262	24,325	71,126	4,077	166,257
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	59	45	—	222	—	57	20,973	21,356
Special Mention	—	—	—	—	—	—	30	30
Substandard	—	—	—	—	—	—	12	12
Total Home equity lines of credit	59	45	—	222	—	57	21,015	21,398
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	14,718	54,920	33,251	26,709	9,755	2,257	—	141,610
Substandard	—	31	16	166	59	13	—	285
Doubtful	—	76	239	530	220	19	—	1,084
Total Direct financing leases	14,718	55,027	33,506	27,405	10,034	2,289	—	142,979
Current period gross charge-offs	—	14	120	304	37	63	—	538
Consumer
Pass	1,203	5,550	4,150	3,331	2,553	1,340	—	18,127
Substandard	—	—	—	21	19	12	—	52
Total Consumer	1,203	5,550	4,150	3,352	2,572	1,352	—	18,179
Current period gross charge-offs	7	—	—	4	—	—	—	11

Total Loans and Leases	$38,572	$227,126	$119,544	$135,105	$187,339	$328,528	$155,040	$1,191,254
Total current period gross charge-offs	$7	$14	$120	$308	$37	$63	$—	$549

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2025:
Commercial mortgage
Pass	$65,746	$28,457	$43,078	$81,156	$38,485	$104,920	$44,820	$406,662
Substandard	—	—	—	—	7,654	—	—	7,654
Total Commercial mortgage	65,746	28,457	43,078	81,156	46,139	104,920	44,820	414,316
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	24,361	14,524	21,342	6,601	9,148	11,218	53,505	140,699
Substandard	—	—	—	173	—	30	1,606	1,809
Total Commercial and industrial	24,361	14,524	21,342	6,774	9,148	11,248	55,111	142,508
Current period gross charge-offs	—	—	—	—	2	—	—	2
Construction and development
Pass	31,478	14,823	1,914	1,516	15,946	105	—	65,782
Special Mention	—	—	429	594	—	—	—	1,023
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	31,478	14,823	2,343	2,110	15,946	5,005	—	71,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	19,060	16,545	10,946	62,286	46,369	20,269	26,246	201,721
Substandard	—	—	—	2,362	1,355	3,456	—	7,173
Total Multi-family	19,060	16,545	10,946	64,648	47,724	23,725	26,246	208,894
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	25,873	14,224	29,613	24,979	25,038	46,869	2,944	169,540
Substandard	—	—	234	—	446	843	—	1,523
Total Residential mortgage	25,873	14,224	29,847	24,979	25,484	47,712	2,944	171,063
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	48	—	224	—	57	—	19,730	20,059
Substandard	—	—	—	—	—	—	88	88
Total Home equity lines of credit	48	—	224	—	57	—	19,818	20,147
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	59,587	37,199	31,748	12,243	3,128	604	—	144,509
Substandard	—	64	225	232	61	—	—	582
Doubtful	40	212	392	38	33	—	—	715
Total Direct financing leases	59,627	37,475	32,365	12,513	3,222	604	—	145,806
Current period gross charge-offs	9	260	961	413	291	23	—	1,957
Consumer
Pass	6,246	4,586	3,793	2,933	1,163	391	122	19,234
Substandard	—	—	24	—	22	—	—	46
Total Consumer	6,246	4,586	3,817	2,933	1,185	391	122	19,280
Current period gross charge-offs	51	19	55	72	9	23	—	229

Total Loans and Leases	$232,439	$130,634	$143,962	$195,113	$148,905	$193,605	$149,061	$1,193,719
Total current period gross charge-offs	$60	$279	$1,016	$485	$302	$46	$—	$2,188

For the three months ended March 31, 2026 and December 31, 2025, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$873	$7,435	$8,308	$406,567	$414,875	$—
Commercial and industrial	—	—	—	—	145,214	145,214	—
Construction and development	—	—	4,900	4,900	69,418	74,318	—
Multi-family	3,458	—	2,362	5,820	202,214	208,034	—
Residential mortgage	739	701	1,742	3,182	163,075	166,257	1,665
Home equity	199	7	13	219	21,179	21,398	13
Direct financing leases	149	62	—	211	142,768	142,979	—
Consumer	30	79	52	161	18,018	18,179	52

Totals	$4,575	$1,722	$16,504	$22,801	$1,168,453	$1,191,254	$1,730

	December 31, 2025
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$7,435	$7,435	$406,881	$414,316	$—
Commercial and industrial	—	—	—	—	142,508	142,508	—
Construction and development	—	—	4,900	4,900	66,805	71,705	—
Multi-family	—	—	2,362	2,362	206,532	208,894	2,362
Residential mortgage	773	481	1,522	2,776	168,287	171,063	1,445
Home equity	126	70	88	284	19,863	20,147	88
Direct financing leases	511	296	299	1,106	144,700	145,806	299
Consumer	148	50	46	244	19,036	19,280	46

Totals	$1,558	$897	$16,652	$19,107	$1,174,612	$1,193,719	$4,240

The following table presents information on the Company’s nonaccrual loans and leases at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial mortgage	$7,436	$6,732	$7,435	$6,732
Commercial and industrial	29	—	30	—
Construction and development	4,900	—	4,900	—
Multi-family	2,362	2,362	—	—
Residential mortgage	76	76	76	76
Direct financing leases	1,084	1,084	715	715
Total nonaccrual loans and leases	$15,887	$10,254	$13,156	$7,523

During the three months ended March 31, 2026, the Company recognized $1,000 of interest income on nonaccrual loans and leases, compared to $3,000 for the three months ended December 31, 2025.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Home Equity Line of Credit	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$8,309	$—	$—	$—	$—	$8,309	$460
Commercial and industrial	—	—	—	—	1,628	1,628	—
Construction and development	4,900	—	—	—	—	4,900	1,750
Multi-family	—	7,151	—	—	—	7,151	250
Residential mortgage	—	—	240	—	—	240	—
Home equity	—	—	—	30	—	30	—
Total	$13,209	$7,151	$240	$30	$1,628	$22,258	$2,460

	December 31, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$7,435	$—	$—	$—	$7,435	$150
Commercial and industrial	—	—	—	1,607	1,607	—
Construction and development	5,923	—	—	—	5,923	1,750
Multi-family	—	7,174	—	—	7,174	250
Residential mortgage	—	—	124	—	124	—
Total	$13,358	$7,174	$124	$1,607	$22,263	$2,150

Loan/Lease Modification Disclosures under ASU 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged-off, reducing the amortized cost basis of the loan or lease and adjusting the allowance for credit losses. During the three months ended March 31, 2026 and 2025, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the three months ended March 31, 2026 or 2025, and that were modified in the twelve months prior to that default by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. There was $56,000 of other real estate owned, consisting of foreclosed residential real estate properties, at both March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1,055,000 and $923,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	March 31, 2026	December 31, 2025

Total minimum lease payments to be received	$163,342	$166,565
Initial direct costs	9,192	9,422
	172,534	175,987
Less: Unearned income	(29,555)	(30,181)

Net investment in direct finance leases	$142,979	$145,806

The following table summarizes the future minimum lease payments receivable subsequent to March 31, 2026:

Remainder of 2026	$49,542
2027	51,705
2028	35,090
2029	19,014
2030	7,302
Thereafter	689

$163,342

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
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three months ended March 31, 2026 and 2025, respectively:

	Balances, December 31, 2025	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, March 31, 2026

Commercial mortgage	$4,575	$238	$—	$—	$4,813
Commercial and industrial	1,812	(14)	—	10	1,808
Construction and development	2,298	165	—	—	2,463
Multi-family	2,336	(9)	—	—	2,327
Residential mortgage	1,833	(47)	—	1	1,787
Home equity	189	11	—	—	200
Direct financing leases	3,075	292	(538)	177	3,006
Consumer	348	(15)	(11)	14	336
Total	$16,466	$621	$(549)	$202	$16,740

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, March 31, 2025

Commercial mortgage	$4,486	$248	$—	$—	$4,734
Commercial and industrial	1,483	138	—	2	1,623
Construction and development	2,243	(242)	—	—	2,001
Multi-family	2,660	147	—	—	2,807
Residential mortgage	1,910	(29)	—	20	1,901
Home equity	184	12	—	—	196
Direct financing leases	2,469	409	(518)	107	2,467
Consumer	356	—	(40)	33	349
Total	$15,791	$683	$(558)	$162	$16,078

During the first quarter of 2026, the allowance for credit losses on loans and leases increased from $16.5 million at December 31, 2025, to $16.7 million at March 31, 2026. The increase was attributable to provisions for credit losses totaling $621,000 during the three months ended March 31, 2026, partially offset by net charge-offs of $347,000. Set forth below is a segment analysis of the loan and lease portfolio reflecting the change in the allowance for each segment, due to the change in the amount of each segment.
•Commercial Mortgage – Allowance increased as additional reserves were placed on individually evaluated loans.
•Commercial & Industrial – Allowance decreased despite a $2.7 million increase in balances, reflecting changes in portfolio composition as longer term loans paid off.
•Construction & Development – Allowance increased in line with loan balances increasing by $2.6 million.
•Multi-Family – Allowance decreased as longer term loans paid off and portfolio balances decreased $860,000.
•Home Equity - Allowance increased as loan balances increased $1.3 million.
•Residential Mortgage, Direct Financing Leases, and Consumer – Allowances decreased in line with lower portfolio balances and stable credit trends.
Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 70.7% and 70.2% of our portfolio as of March 31, 2026 and December 31, 2025, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 68.2% and 66.9% of our total allowance at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, several key economic factors continue to influence the Company's loan and lease portfolio. Persistent inflation, slowing economic growth, and labor market uncertainty are contributing to a more challenging operating environment for many borrowers. In addition, geopolitical tensions and tariff-related risks are creating potential disruptions in supply chains and increased input costs for certain industries. These conditions may continue to affect borrower performance and credit demand in the near term. Despite these challenges, the Company's overall credit quality remains stable, supported by conservative underwriting standards and ongoing portfolio monitoring. Management continues to evaluate macroeconomic assumptions used in the allowance for credit losses model to ensure they reflect current and expected economic conditions.

The Company remains focused on its three strategic growth markets: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. These markets continue to exhibit above-average population and employment growth, strong commercial activity, and resilient real estate fundamentals relative to broader economic trends. The Company's loan growth in these markets continues to be concentrated in commercial real estate lending, consistent with its strategic focus and relationship-based lending model. Forecasts for these markets are summarized below:

•Columbus, Ohio – The Columbus MSA continues to experience steady economic conditions, driven by growth in healthcare and state government employment. Job creation in professional and design services indicates high activity in engineering and related consulting, and the housing market's high demand is supported by long-term population growth and regional investments. Despite the positive momentum, the market faces challenges such as persistent inflationary pressures, affordability constraints, and labor shortages across multiple industries.
•Cincinnati/Dayton/Springfield, Ohio – The Cincinnati/Dayton/Springfield MSA is projected to experience moderate economic growth during 2026. Cincinnati leads the region in employment and GDP gains, supported by manufacturing, construction, and technology investments. Dayton is experiencing economic growth in manufacturing, aerospace, and defense alongside a tightening industrial real estate market. The region is experiencing continued growth supported by increased investment and declining industrial vacancy rates; labor demand remains stable. Ongoing labor market constraints, particularly in skilled trades and technology fields, persist. The region’s connection with Columbus as part of Ohio’s emerging Silicon Corridor enhances opportunities for investment, workforce development, and regional competitiveness.
•Indianapolis, Indiana – The Indianapolis MSA continues to demonstrate moderate growth driven by investment in pharmaceutical manufacturing and ongoing urban revitalization initiatives. Downtown capital projects totaling approximately $6 billion are underway; the READI 2.0 program commits funding toward improving quality of life and infrastructure in the region. Inflation and tariff-related impacts on manufacturing present ongoing challenges; however, the region remains well positioned relative to peer metros due to its diversified and innovation-driven economy.
The overall economic outlook remains complex and uncertain, creating a challenging environment requiring continued vigilance and adaptability. Potential economic volatility could materially affect the Company’s loan and lease portfolio, including the allowance for credit losses. As a result, the Company expects that future estimates may fluctuate throughout the remainder of 2026.

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

The following table details activity in the allowance for credit losses on unfunded commitments during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Beginning balance	$328	$558
Provision for credit losses	72	48
Ending balance	$400	$606

Note 6: Fair Value of Financial Instruments
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
The following tables present the fair value measurements of assets recognized in the Condensed Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2026
Available for sale securities
SBA Pools	$2,948	$—	$2,948	$—
Federal agencies	14,044	—	14,044	—
State and municipal obligations	127,733	—	126,270	1,463
Mortgage-backed securities - GSE residential	90,929	—	90,929	—
Corporate obligations	9,865	—	9,865	—
	$245,519	$—	$244,056	$1,463

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2025
Available for sale securities
SBA Pools	$3,124	$—	$3,124	$—
Federal agencies	14,061	—	14,061	—
State and municipal obligations	131,818	—	130,339	1,479
Mortgage-backed securities - GSE residential	93,105	—	93,105	—
Corporate obligations	9,807	—	9,807	—
	$251,915	$—	$250,436	$1,479

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026.

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
Nonrecurring Measurements
As of March 31, 2026 and December 31, 2025, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Financial assets
Cash and cash equivalents	$34,798	$34,798	$—	$—
Interest-earning time deposits	2,820	—	2,820	—
Available for sale securities	245,519	—	244,056	1,463
Held to maturity securities	2,353	—	2,717	—
Loans held for sale	835	—	—	835
Loans and leases receivable, net	1,174,122	—	—	1,139,564
FHLB stock	13,907	—	13,907	—
Interest receivable	6,175	—	6,175	—
Financial liabilities
Deposits	1,106,365	—	1,108,239	—
FHLB advances	256,000	—	256,069	—
Interest payable	2,662	—	2,662	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets
Cash and cash equivalents	$33,130	$33,130	$—	$—
Interest-earning time deposits	2,070	—	2,070	—
Available for sale securities	251,915	—	250,436	1,479
Held to maturity securities	2,748	—	2,717	—
Loans held for sale	828	—	—	828
Loans and leases receivable, net	1,176,813	—	—	1,148,160
FHLB stock	13,907	—	13,907	—
Interest receivable	6,300	—	6,300	—
Financial liabilities
Deposits	1,114,893	—	1,117,026	—
FHLB advances	240,000	—	240,832	—
Other borrowings	12,000	—	12,041	—
Interest payable	3,457	—	3,457	—

Note 7: Earnings per Share
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

	Three Months Ended March 31,
	2026	2025

Net income	$2,785	$1,968
Shares outstanding for Basic EPS:
Average shares outstanding	10,501,260	10,712,912
Less: average restricted stock award shares not vested	88,379	83,379
Less: average unearned ESOP Shares	734,779	788,885
Shares outstanding for Basic EPS	9,678,102	9,840,648

Additional Dilutive Shares	182,003	243,649

Shares outstanding for Diluted EPS	9,860,105	10,084,297

Basic Earnings Per Share	$0.29	$0.20
Diluted Earnings Per Share	$0.28	$0.20

Note 8: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $36,000 for the three months ended March 31, 2026 and $65,000 for the three months ended March 31, 2025.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan for the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares which have not yet been allocated to ESOP participants are excluded from the computation of average shares outstanding for earnings per share calculation. Accordingly, $9,803,000 and $9,987,000 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity at March 31, 2026 and December 31, 2025, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three months ended March 31, 2026 and 2025 was $188,000 and $178,000, respectively.

	March 31, 2026	December 31, 2025

Earned ESOP shares	360,727	347,201
Unearned ESOP shares	721,403	734,929
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$13.57	$14.04
Fair value of earned shares (in thousands)	$4,895	$4,875
Fair value of unearned shares (in thousands)	$9,789	$10,318

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
Restricted Stock Awards. Under the Company's 2020 Equity Incentive Plan (the "2020 EIP"), 453,086 shares of common stock were granted in fiscal years 2020 and 2021 with grant date fair values ranging from $10.53 to $13.86 per share. As of March 31, 2026, these awards were fully vested.
On July 15, 2025, the Company awarded 37,126 shares of common stock under the 2020 EIP to eligible participants. The grant date fair value was $13.37 per share, for a total fair value of $496,000 at issuance. On November 20, 2025, the Company awarded an additional 51,253 shares of common stock under the 2020 EIP with a grant date fair value of $12.92 per share (total fair value of $662,000 at issuance) to eligible participants. These awards vest in five equal installments, with the first installment vesting on June 30, 2026, subject to the participant's continued service. Any shares forfeited prior to vesting may be reissued to eligible recipients in future grants until the 2020 EIP expires in September 2030.
The following table summarizes the restricted stock award activity in the 2020 EIP during the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	88,379	$13.11
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested, March 31, 2026	88,379	13.11
Total compensation cost recognized in the Condensed Consolidated Statements of Income for restricted stock awards during the three months ended March 31, 2026 and 2025 was $79,000 and $217,000, and the related tax benefit recognized was $17,000 and $46,000, respectively. As of March 31, 2026, there was $1.0 million of unrecognized compensation expense related to restricted stock awards.
Stock Option Plan. Under the Company's 2020 EIP, options to purchase an aggregate of 1,103,657 shares of common stock were granted in fiscal years 2021 and 2022 at exercise prices ranging from $10.53 to $13.86 per share. As of March 31, 2026, these awards were fully vested.

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
The following table summarizes the stock option activity in the 2020 EIP during the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	760,852	$10.76
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Balance, March 31, 2026	760,852	10.76
Exercisable at end of period	705,385	$10.56

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

July 15, 2025
Dividend yields	4.49%
Volatility factors of expected market price of common stock	30.00%
Risk-free interest rates	4.16%
Expected life of options	6.5 years

A summary of the status of the Company stock option shares as of March 31, 2026 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	55,467	$3.00
Vested	—	—
Granted	—	—
Forfeited	—	—
Non-vested, March 31, 2026	55,467	$3.00

Total compensation cost recognized in the Condensed Consolidated Statements of Income for option-based payment arrangements for the three months ended March 31, 2026 and 2025 was $8,000 and $146,000, and the related tax benefit recognized was $0 and $16,000, respectively. As of March 31, 2026, there was $137,000 in unrecognized compensation expense related to the stock option awards.
Note 9: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At March 31, 2026 and December 31, 2025, the balance of these investments in LIHTC totaled $731,000 and $775,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheets. The assets are amortized as a component of the provision for income taxes.
The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025

Amortization expense	$44	$44
Tax credits recognized	47	47

Note 10: Segment Information
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at March 31, 2026, and the consolidated results of operations for the three month periods ended March 31, 2026, compared to the same periods in 2025, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•the effects of climate change, severe weather, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events; and
•the other risks detailed in this report and from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K").
Further, statements about the potential effects of the Company’s proposed merger with The Farmers Bancorp, Frankfort, Indiana ("Farmers Bancorp") on the Company’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond the Company’s control, including the following:
•events, changes, or circumstances that could give rise to the right of either party to terminate the merger agreement;
•the possibility that the merger may not be completed on the anticipated terms, within the expected timeframe, or at all;
•failure to obtain shareholder approvals;
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

These forward-looking statements are based on information known to us as of the date of this Form 10-Q and speak only as of that date. We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.
Additional factors that may affect our results are discussed under Part II, Item 1A in this document under the heading "Risk Factors."
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
First Bank Richmond provides a full range of banking services through its seven full- and one limited-service offices located in Cambridge City (1), Centerville (1), Richmond (5) and Shelbyville (1), Indiana and its six full-service offices located in Piqua (2), Sidney (2), Troy (1), and Columbus (1), Ohio. Administrative, trust and wealth management services are conducted through First Bank Richmond’s Corporate Office/Financial Center located in Richmond, Indiana. As an Indiana-chartered commercial bank, First Bank Richmond is subject to regulation by the IDFI and the Federal Deposit Insurance Corporation (“FDIC”).
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
First Bank Richmond generates commercial, mortgage and consumer loans and leases and gathers deposits primarily within Wayne and Shelby Counties, Indiana and Shelby, Miami, and Franklin Counties, Ohio, which together comprises its primary market area. First Bank Richmond also operates a nationwide equipment leasing business, focusing on direct financing leases for equipment integral to small and mid-sized business operations, including technology, medical, manufacturing, industrial, construction, and transportation equipment. First Bank Richmond's trust and wealth management division provides fiduciary, investment management, and custodial services. Wealth management assets under management and administration totaled $249.9 million at March 31, 2026.
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

At March 31, 2026, on a consolidated basis, we had $1.5 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $144.9 million in stockholders’ equity. At March 31, 2026, First Bank Richmond’s total risk-based capital ratio was 14.62%, exceeding the 10.0% requirement for a well-capitalized institution. For the three months ended March 31, 2026, net income was $2.8 million, compared with net income of $2.0 million for the three months ended March 31, 2025.
Proposed Merger with The Farmers Bancorp, Frankfort, Indiana
On November 11, 2025, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Farmers Bancorp, pursuant to which Farmers Bancorp will merge with and into the Company, with the Company as the surviving corporation (the “merger”). Immediately following the merger, The Farmers Bank will merge with and into First Bank Richmond, with First Bank Richmond as the surviving institution.
The transaction has been approved by the boards of directors of both companies, and all required regulatory approvals have been received. A special meeting of Farmers Bancorp shareholders to approve the merger agreement and related transactions is scheduled for May 26, 2026. The Company will seek shareholder approval of the issuance of its shares in the transaction at its annual meeting of shareholders to be held on May 27, 2026. The transaction is expected to be completed at or around the end of the second quarter of 2026, subject to shareholder approvals and the satisfaction of customary closing conditions.
Under the terms of the merger agreement, holders of Farmers Bancorp common stock will receive 3.40 shares of Company common stock for each share of Farmers Bancorp common stock. The total value of the transaction will fluctuate based on the Company’s stock price prior to closing. Upon completion of the transaction, Farmers Bancorp shareholders are expected to own approximately 38% of the Company.
The combined company will continue to trade on the Nasdaq Capital Market under the ticker symbol "RMBI." The holding company will operate under the name "Richmond Mutual Bancorporation, Inc.," and the combined bank, subject to regulatory approval, will operate under the new name "First Bank Midwest". The administrative headquarters of the combined company will be located in Richmond, Indiana, and the administrative headquarters of the combined bank will be located in Frankfort, Indiana.
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
There have been no significant changes during the three months ended March 31, 2026 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2025 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at March 31, 2026 and December 31, 2025
General.  Total assets decreased $6.6 million, or 0.4%, to $1.5 billion at March 31, 2026 from December 31, 2025. The decrease was primarily the result of a $6.8 million, or 2.7%, decrease in investment securities, to $247.9 million, and a $2.7 million, or 0.2%, decrease in loans and leases, net of allowance for credit losses, to $1.2 billion, partially offset by a $1.7 million, or 5.0%, increase in cash and cash equivalents to $34.8 million.
Investment Securities. Investment securities available for sale totaled $245.5 million and $251.9 million, while investment securities held to maturity totaled $2.4 million and $2.7 million at March 31, 2026 and December 31, 2025, respectively. The $6.4 million, or 2.5%, decrease in investment securities available for sale was primarily due to $4.0 million in maturities and principal repayments and a $3.1 million downward mark-to-market adjustment on the investment portfolio, partially offset by $955,000 in purchases of securities. The $395,000 decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities and repayments of investment securities were primarily used to fund loan growth consistent with the Company's strategy to prioritize higher-yielding assets in a moderating interest rate environment.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, decreased $2.7 million, or 0.2%, to $1.2 billion at March 31, 2026 from December 31, 2025, resulting from decreases in residential mortgage, direct financing leases, and consumer loans of $4.8 million, $2.8 million, and $1.1 million, respectively. These decreases were partially offset by a $2.7 million increase in commercial and industrial loans, and a $2.6 million increase in construction and development loans. At March 31, 2026, loans held for sale totaled $835,000, compared to $828,000 at December 31, 2025.
Nonaccrual loans and leases totaled $15.9 million at March 31, 2026, compared to $13.2 million at December 31, 2025. The increase was primarily due to one multi-family loan of $2.4 million, which was past due 90 days or more and accruing at December 31, 2025. Accruing loans and leases past due 90 days or more totaled $1.7 million and $4.2 million at March 31, 2026 and December 31, 2025, respectively. The decrease in accruing loans past due 90 days or more was primarily due to the transfer of the previously mentioned multi-family loan to nonaccrual. Nonperforming loans and leases, consisting of nonaccrual loans and leases and accruing loans and leases 90 days or more past due, totaled $17.6 million, or 1.48% of total loans and leases, at March 31, 2026, compared to $17.4 million, or 1.46% of total loans and leases, at December 31, 2025.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $274,000, or 1.7%, to $16.7 million at March 31, 2026 from December 31, 2025. At March 31, 2026, the allowance for credit losses on loans and leases totaled 1.41% of total loans and leases outstanding. At December 31, 2025, the allowance for credit losses on loans and leases totaled $16.5 million, or 1.38% of total loans and leases outstanding. Net charge-offs during the first three months of 2026 totaled $347,000, and were primarily attributable to direct financing leases, compared to net charge-offs of $395,000 during the first three months of 2025.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of March 31, 2026, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 5: Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets increased $489,000, or 2.6%, to $19.3 million at March 31, 2026 from $18.8 million at December 31, 2025. The increase was primarily caused by an increase in the Company's deferred tax asset, reflecting higher unrealized losses in the available for sale investment portfolio.
Deposits. Total deposits decreased $8.5 million, or 0.8%, to $1.1 billion at March 31, 2026 from December 31, 2025. The decrease in deposits primarily was due to decreases in retail (non-brokered) time deposits of $13.9 million, and savings and money market accounts of $3.1 million. These decreases were partially offset by an increase in interest-bearing demand deposits of $8.6 million. Brokered deposits totaled $236.5 million, or 21.4% of total deposits, at March 31, 2026, compared to $235.9 million, or 21.2% of total deposits, at December 31, 2025. At March 31, 2026, noninterest-bearing deposits totaled $99.4 million, or 9.0% of total deposits, compared to $100.1 million, or 9.0% of total deposits, at December 31, 2025.
As of March 31, 2026, approximately $247.9 million of our deposit portfolio, or 22.4% of total deposits, excluding collateralized public deposits, was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings increased $4.0 million, or 1.6%, to $256.0 million at March 31, 2026, compared to $252.0 million at December 31, 2025, reflecting a modest increase in FHLB advances. However, the average balance of FHLB borrowings decreased $4.9 million to $241.1 million during the first quarter of 2026 compared to the fourth quarter of 2025, as the Company continued to reduce its reliance on wholesale funding over the course of the quarter. The weighted-average interest rate on FHLB advances was 4.09% at March 31, 2026, compared to 3.96% at December 31, 2025.
Management strategically utilizes FHLB advances to supplement deposit funding, support loan growth, and manage interest rate risk. Management will continue to monitor borrowing needs and adjust FHLB advances as necessary to maintain liquidity and support lending activities.

Stockholders’ Equity. Stockholders’ equity totaled $144.9 million at March 31, 2026, a decrease of $871,000, or 0.6%, from December 31, 2025. The decrease primarily resulted from a $2.5 million increase in accumulated other comprehensive loss as a result of a reduction in fair values in the Company's available for sale investment portfolio, and the payment of $1.5 million in dividends to stockholders, partially offset by net income of $2.8 million.
The available-for-sale portfolio had a net unrealized loss of $46.9 million at March 31, 2026, compared to $43.7 million at December 31, 2025. The after-tax impact of the AOCL on equity was $37.0 million at March 31, 2026, compared to $34.6 million at December 31, 2025.
The Company's equity to asset ratio was 9.54% at March 31, 2026. At March 31, 2026, First Bank Richmond's Tier 1 capital to total assets ratio was 11.10% and its capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025.
General. Net income for the three months ended March 31, 2026 was $2.8 million, an $817,000 or 41.5% increase from net income of $2.0 million for the three months ended March 31, 2025. Diluted earnings per share were $0.28 for the first quarter of 2026, compared to $0.20 diluted earnings per share for the first quarter of 2025. The increase in net income primarily was the result of an increase in net interest income of $1.2 million and an increase in noninterest income of $136,000, partially offset by an increase in noninterest expense of $331,000 and income tax expense of $214,000.
Interest Income.  Interest income increased $294,000, or 1.4%, to $21.2 million during the quarter ended March 31, 2026, compared to $20.9 million during the quarter ended March 31, 2025. The increase was primarily driven by growth in interest income on loans and leases, partially offset by a decrease in interest income from other earning assets.
Interest income on loans and leases increased $337,000, or 1.8%, to $19.1 million for the quarter ended March 31, 2026, from $18.8 million for the comparable quarter in 2025. The increase was primarily driven by a 10 basis point improvement in the average yield, which rose to 6.46% from 6.36%, as new loans and leases were originated at higher rates than the average yield in the existing loan and lease portfolio and existing variable rate loans adjusted upward during the period due to the overall higher interest rate environment. The average outstanding loan and lease balance was relatively stable at approximately $1.2 billion for both periods.
Interest income on investment securities, excluding FHLB stock, decreased $70,000, or 4.2%, to $1.6 million for the first quarter of 2026 from the comparable quarter in 2025. The decrease was due to a $5.3 million decrease in the average balance, primarily as a result of maturities and paydowns on securities, and a six basis point decrease in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, decreased to 2.46% for the first quarter of 2026, compared to 2.52% for the first quarter of 2025. The average balance of investment securities, excluding FHLB stock, decreased to $256.8 million for the quarter ended March 31, 2026, compared to $262.1 million for the quarter ended March 31, 2025.
Dividends on FHLB stock decreased $20,000, or 6.4%, during the quarter ended March 31, 2026, from the comparable quarter in 2025, resulting in an average yield on FHLB stock of 8.37% for the three months ended March 31, 2026, compared to 8.95% for the three months ended March 31, 2025. Interest income on cash and cash equivalents increased $47,000, or 35.9%, to $178,000 during the quarter ended March 31, 2026 from the comparable quarter in 2025, due to a $6.7 million increase in the average balance of cash and cash equivalents, partially offset by a 29 basis point decrease in the average yield.
Interest Expense. Interest expense decreased $894,000, or 8.4%, to $9.7 million for the quarter ended March 31, 2026, compared to $10.6 million for the quarter ended March 31, 2025. The decrease reflected lower funding costs across both deposit and borrowing categories.
Interest expense on deposits decreased $546,000, or 7.0%, to $7.3 million for the quarter ended March 31, 2026, from $7.8 million for the comparable quarter in 2025. The decrease primarily was attributable to a 28 basis point decrease in the average rate paid on interest-bearing deposits, which fell to 2.89% from 3.17%. The average balance of interest-bearing deposits increased to $1.0 billion from $989.4 million, partially offsetting the rate-driven reduction in expense.
Interest expense on FHLB borrowings decreased $348,000, or 12.6%, to $2.4 million in the first quarter of 2026 compared to $2.8 million for the same quarter in 2025. The decrease was primarily attributable to a $33.6 million reduction in the average balance of borrowings, which declined to $241.1 million from $274.7 million, reflecting reduced reliance on wholesale funding. The average rate paid on FHLB borrowings was relatively unchanged at 4.01%, compared to 4.03% for the comparable quarter of 2025.
Management continues to actively evaluate funding mix and pricing strategies to balance interest expense with overall liquidity needs. This includes a focus on deepening core deposit relationships, selectively reducing higher-cost deposits, and managing wholesale borrowings to optimize the cost of funds.
Net Interest Income.  Net interest income before the provision for credit losses increased $1.2 million, or 11.6%, to $11.4 million for the first quarter of 2026, compared to $10.3 million for the first quarter of 2025. This increase was due to a 32 basis point increase in the average interest rate spread and a $16.0 million increase in average net earning assets. The improved spread reflects a favorable shift in asset yields as loans and investment securities repriced to or were originated at higher market rates, paired with a decrease in funding costs.
Net interest margin (annualized) was 3.10% for the three months ended March 31, 2026, compared to 2.79% for the three months ended March 31, 2025. The increase in net interest margin was attributable to improved asset yields, particularly on loans and leases, paired with a decrease in funding costs. The Federal Open Market Committee maintained the target range at 3.50% to 3.75% through the first quarter of 2026 following rate reductions implemented in late 2025.
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

	Three Months Ended March 31,
	2026			2025
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,183,134	$19,111	6.46%	$1,180,647	$18,774	6.36%
Securities	256,758	1,582	2.46%	262,089	1,652	2.52%
FHLB stock	13,907	291	8.37%	13,907	311	8.95%
Cash and cash equivalents and other	20,812	178	3.42%	14,121	131	3.71%
Total interest-earning assets	1,474,611	21,162	5.74%	1,470,764	20,868	5.68%
Non-earning assets	38,366			40,016
Total assets	1,512,977			1,510,780

Interest-bearing liabilities:
Savings and money market accounts	320,500	1,660	2.07%	304,482	1,723	2.26%
Interest-bearing checking accounts	146,683	397	1.08%	134,461	323	0.96%
Certificate accounts	543,612	5,241	3.86%	550,425	5,798	4.21%
Borrowings	241,089	2,418	4.01%	274,667	2,766	4.03%
Total interest-bearing liabilities	1,251,884	9,716	3.10%	1,264,035	10,610	3.36%
Noninterest-bearing demand deposits	98,362			99,236
Other liabilities	14,310			13,733
Stockholders' equity	148,421			133,776
Total liabilities and stockholders' equity	1,512,977			1,510,780

Net interest income		$11,446			$10,258
Net earning assets	$222,727			$206,729

Net interest rate spread(1)			2.64%			2.32%
Net interest margin(2)			3.10%			2.79%
Average interest-earning assets to average interest-bearing liabilities	117.79%			116.35%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $693,000 was recorded during the three months ended March 31, 2026, compared to $731,000 for the three months ended March 31, 2025. Net charge-offs during the first quarter of 2026 were $347,000 compared to $395,000 in the first quarter of 2025. The decreased provision for credit losses during the quarter was primarily due to reduced charge-offs as compared to the prior year.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $136,000, or 11.7%, to $1.3 million for the quarter ended March 31, 2026, compared to the same quarter in 2025. The increase resulted primarily from an increase in net gains on loan and lease sales and other income.

Net gains on loan and lease sales increased $78,000, or 82.0%, to $173,000 during the quarter ended March 31, 2026, compared to $95,000 during the comparable quarter in 2025, primarily due to higher mortgage banking activity. Other income increased $32,000, or 8.8%, to $392,000 for the quarter ended March 31, 2026, compared to $360,000 for the comparable quarter in 2025, due to increased wealth management income driven by improved market performance and a higher amount of client assets under management. Partially offsetting these increases was a decrease in loan and lease servicing fees of $19,000, or 16.7%, to $94,000 for the quarter ended March 31, 2026, compared to $112,000 for the comparable quarter in 2025.
Noninterest Expense.  Noninterest expense increased $331,000, or 4.0%, to $8.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase reflected higher data processing costs and elevated other expenses due to nonrecurring items, partially offset by decreases in salaries and employee benefits, legal and professional fees, and deposit insurance expense.
Salaries and employee benefits, the largest component of noninterest expense, decreased $148,000, or 3.1%, to $4.6 million, primarily due to reduced equity compensation expenses. Data processing fees increased $290,000, or 32.2%, to $1.2 million, primarily due to one-time core processor fees of $188,000 related to new product implementations. Other expenses increased $213,000, or 19.5%, to $1.3 million. The current quarter included $263,000 in check fraud losses related to a single customer and $150,000 in real estate taxes paid on a nonaccrual loan, both of which are nonrecurring in nature. These items were partially offset by approximately $200,000 in decreases related to contract negotiation expenses with our core provider recognized in the first quarter of 2025. Legal and professional fees decreased $72,000, or 13.6%, to $459,000. Deposit insurance expense decreased $54,000, or 15.9%, to $285,000, primarily due to shifts in First Bank Richmond's asset and deposit mix and related impact on FDIC assessments.
Income Tax Expense.  The provision for income taxes increased $214,000, or 61.5%, to $562,000 during the three months ended March 31, 2026, compared to $348,000 for the same period in 2025. The effective tax rate was 16.8% for the current quarter, compared to 15.0% for the comparable quarter in 2025. The increase in the effective tax rate reflected higher pre-tax income, which reduced the relative benefit of fixed tax-exempt income and deductions as a percentage of total pre-tax earnings.
Capital and Liquidity
Capital. Shareholders' equity totaled $144.9 million at March 31, 2026, compared to $145.8 million at December 31, 2025, a decrease of $871,000. Equity was positively impacted during the first quarter of 2026 by net income of $2.8 million, $188,000 related to the allocation of ESOP shares, and $87,000 of stock-based compensation expense. These increases were more than offset by a $2.4 million increase in AOCL and $1.5 million in dividends paid to stockholders.
We paid a regular quarterly dividend of $0.15 per common share during the first quarter of 2026 and the first quarter of 2025. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2026 at the current dividend rate of $0.15 per share, our average total dividend paid each quarter would be approximately $1.6 million based on the number of outstanding shares at March 31, 2026.
Stock Repurchase Plans. During the three months ended March 31, 2026, the Company did not have an existing stock repurchase program, and did not repurchase any shares of its common stock. Stock repurchase programs are utilized from time to time to manage the Company's capital position, enhance shareholder value, and offset dilution from stock-based compensation awards. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investments available for sale totaled $283.1 million at March 31, 2026. Certificates of deposit scheduled to mature in less than one year from March 31, 2026 totaled $382.8 million. Historically, First Bank Richmond has been able to retain a significant amount of its deposits as they mature.
As of March 31, 2026, we had approximately $23.8 million held in an interest-bearing account at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of March 31, 2026, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $113.4 million. Furthermore, at March 31, 2026, we had approximately $136.2 million in securities that were unencumbered by a pledge and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of March 31, 2026, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2026, compared to $2.2 million provided by operating activities for the three months ended March 31, 2025. The increase in operating cash flows primarily reflected higher net income and changes in operating assets and liabilities.
Net cash provided by investing activities totaled $4.8 million for the three months ended March 31, 2026, compared to $12.0 million used in the same period of 2025. The significantly lower cash usage in the first quarter of 2026 was primarily due to reduced net loan growth compared to the prior-year period, as net loans decreased $2.3 million in the current quarter compared to growth of $16.0 million in the first quarter of 2025.
Net cash used in financing activities was $5.9 million for the three months ended March 31, 2026, compared to $15.1 million provided by financing activities during the same period in 2025. The change primarily reflected higher net deposit outflows, particularly in certificates of deposit, which decreased $13.4 million in the first quarter of 2026 compared to an increase of $11.5 million in the prior-year period. Additionally, the Company repaid $12.0 million in other borrowings during the first quarter of 2026 with no comparable activity in the prior-year period. These outflows were partially offset by increases in demand and savings deposits and a net increase in FHLB advances of $16.0 million in the current quarter compared to $9.0 million in the prior-year period. The first quarter of 2025 also included $4.2 million in common stock repurchases under the Company's repurchase program, with no comparable activity in the current quarter.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2025 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from First Bank Richmond and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from First Bank Richmond and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by First Bank Richmond. At March 31, 2026, Richmond Mutual Bancorporation, on an unconsolidated basis, had $3.0 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks. At March 31, 2026, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2026
Total risk-based capital (to risk weighted assets)	$187,015	14.6%	$102,351	8.0%	$127,939	10.0%
Tier 1 risk-based capital (to risk weighted assets)	171,009	13.4	76,763	6.0	102,351	8.0
Common equity tier 1 capital (to risk weighted assets)	171,009	13.4	57,573	4.5	83,160	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	171,009	11.1	61,640	4.0	77,050	5.0

As of December 31, 2025
Total risk-based capital (to risk weighted assets)	$186,532	14.6%	$101,960	8.0%	$127,451	10.0%
Tier 1 risk-based capital (to risk weighted assets)	170,591	13.4	76,470	6.0	101,960	8.0
Common equity tier 1 capital (to risk weighted assets)	170,591	13.4	57,353	4.5	82,843	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	170,591	11.0	62,290	4.0	77,862	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital. Failure to maintain the required buffer could result in limitations on First Bank Richmond's ability to pay dividends and discretionary bonuses and the Company's ability to repurchase shares based on specified percentages of eligible retained income. At March 31, 2026, First Bank Richmond’s capital exceeded the conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2026, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2025 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2026, were effective.

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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2025 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table sets forth information with respect to repurchases of our outstanding common shares during the three months ended March 31, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2026 - January 31, 2026	—	$—	—	—
February 1, 2026 - February 28, 2026	—	$—	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
Total	—	$—	—	—
_________________________
(1)The Company did not have a publicly announced stock repurchase program in place during the quarter ended March 31, 2026.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101.0
The following materials for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: May 12, 2026	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman, President and CEO
(Duly Authorized Officer)

Date: May 12, 2026	By:	/s/ Bradley M. Glover
Bradley M. Glover
Senior Vice President and CFO
(Principal Financial and Accounting Officer)