Form 10-Q
period 2026-06-30
Richmond Mutual Bancorporation, Inc.
filed 2026-08-13
CIK 1767837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No [X]
There were 16,759,046 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 13, 2026.

RICHMOND MUTUAL BANCORPORATION, INC. AND SUBSIDIARY
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$11,937,626	$9,275,184
Interest-earning demand deposits	22,782,945	23,855,310
Cash and cash equivalents	34,720,571	33,130,494
Interest-earning time deposits	2,850,000	2,070,000
Investment securities - available for sale	245,271,477	251,915,497
Investment securities - held to maturity	2,353,776	2,747,889
Loans held for sale	—	828,000
Loans and leases, net of allowance for credit losses of $16,973,886 and $16,465,708, respectively	1,207,852,229	1,176,812,906
Premises and equipment, net	13,563,207	13,396,583
Federal Home Loan Bank stock	13,907,100	13,907,100
Interest receivable	6,255,602	6,299,925
Mortgage-servicing rights	1,874,690	1,883,446
Cash surrender value of life insurance	4,002,851	3,953,634
Other assets	19,377,847	18,845,066

Total assets	$1,552,029,350	$1,525,790,540

Liabilities
Noninterest-bearing deposits	$100,070,823	$100,090,746
Interest-bearing deposits	1,046,572,571	1,014,802,514
Total deposits	1,146,643,394	1,114,893,260
Federal Home Loan Bank advances	244,000,000	240,000,000
Other borrowings	—	12,000,000
Advances by borrowers for taxes and insurance	718,729	650,674
Interest payable	2,940,999	3,456,973
Other liabilities	9,453,651	9,008,533
Total liabilities	1,403,756,773	1,380,009,440

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Common stock, $0.01 par value
Authorized - 90,000,000 shares
Issued and outstanding - 10,504,760 shares and 10,501,260 shares at June 30, 2026 and December 31, 2025, respectively	105,048	105,013
Additional paid-in capital	93,128,490	92,897,260
Retained earnings	99,406,275	97,324,605
Unearned employee stock ownership plan (ESOP)	(9,619,435)	(9,987,093)
Accumulated other comprehensive loss	(34,747,801)	(34,558,685)
Total stockholders' equity	148,272,577	145,781,100

Total liabilities and stockholders' equity	$1,552,029,350	$1,525,790,540
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income
Loans and leases	$19,790,248	$19,182,992	$38,901,227	$37,956,750
Investment securities	1,880,707	1,920,303	3,753,688	3,883,752
Other	227,646	242,842	406,077	373,662
Total interest income	21,898,601	21,346,137	43,060,992	42,214,164
Interest Expense
Deposits	7,213,068	7,811,994	14,511,415	15,656,374
Borrowings	2,611,605	2,774,702	5,029,236	5,540,277
Total interest expense	9,824,673	10,586,696	19,540,651	21,196,651
Net Interest Income	12,073,928	10,759,441	23,520,341	21,017,513
Provision for credit losses	823,147	744,690	1,516,241	1,475,785
Net Interest Income After Provision for Credit Losses	11,250,781	10,014,751	22,004,100	19,541,728
Non-interest Income
Service charges on deposit accounts	330,191	309,936	652,169	605,910
Card fee income	338,381	335,944	655,705	634,424
Loan and lease servicing fees	95,265	135,880	188,845	248,238
Net loss on securities (includes $0, $(156,859), $0, and $(156,859), respectively, related to accumulated other comprehensive income reclassifications)	—	(156,859)	—	(156,859)
Net gains on loan and lease sales	181,319	101,338	354,391	196,443
Other income	634,933	353,698	1,026,790	714,025
Total non-interest income	1,580,089	1,079,937	2,877,900	2,242,181
Non-interest Expenses
Salaries and employee benefits	4,726,129	4,767,107	9,289,688	9,479,062
Net occupancy expenses	400,089	342,971	837,936	731,271
Equipment expenses	231,256	263,307	484,272	507,797
Data processing fees	1,100,919	925,536	2,292,998	1,827,500
Deposit insurance expense	250,000	304,000	535,000	643,000
Printing and office supplies	45,943	34,518	87,242	82,991
Legal and professional fees	353,765	447,674	812,556	978,591
Advertising expense	69,407	98,225	174,104	163,837
Bank service charges	58,370	37,720	106,585	84,338
Real estate owned expense	1,408	1,225	13,623	3,287
Merger and acquisition expense	1,863,428	—	1,863,428	—
Other expenses	1,067,007	887,980	2,373,714	1,981,202
Total non-interest expenses	10,167,721	8,110,263	18,871,146	16,482,876
Income Before Income Tax Expense	2,663,149	2,984,425	6,010,854	5,301,033
Provision for income taxes	436,345	382,427	998,759	730,725
Net Income	$2,226,804	$2,601,998	$5,012,095	$4,570,308
Earnings Per Share
Basic	$0.23	$0.27	$0.52	$0.47
Diluted	$0.22	$0.26	$0.51	$0.46
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Income	$2,226,804	$2,601,998	$5,012,095	$4,570,308

Other Comprehensive Gain (Loss) Income
Unrealized gain (loss) on available for sale securities, net of tax (expense) benefit of $(605,320), $(254,992), $50,271, and $(594,230), respectively	2,277,156	959,255	(189,116)	2,235,437
Less: reclassification adjustment for realized losses included in net income, net of tax (expense) benefit of $0, $32,940, $0, and $32,940, respectively	—	(123,919)	—	(123,919)
	2,277,156	1,083,174	(189,116)	2,359,356

Comprehensive Income	$4,503,960	$3,685,172	$4,822,979	$6,929,664
See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2026	10,501,260	$105,013	$92,988,675	$98,644,946	$(9,803,264)	$(37,024,957)	$144,910,413
Net income	—	—	—	2,226,804	—	—	2,226,804
Other comprehensive income	—	—	—	—	—	2,277,156	2,277,156
ESOP shares earned	—	—	14,779	—	183,829	—	198,608
Stock based compensation	—	—	88,216	—	—	—	88,216
Exercise of stock options	3,500	35	36,820	—	—	—	36,855
Common stock dividends ($0.15 per share)	—	—	—	(1,465,475)	—	—	(1,465,475)
Balances, June 30, 2026	10,504,760	$105,048	$93,128,490	$99,406,275	$(9,619,435)	$(34,747,801)	$148,272,577

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2025	10,501,260	$105,013	$92,897,260	$97,324,605	$(9,987,093)	$(34,558,685)	$145,781,100
Net income	—	—	—	5,012,095	—	—	5,012,095
Other comprehensive loss	—	—	—	—	—	(189,116)	(189,116)
ESOP shares earned	—	—	18,701	—	367,658	—	386,359
Stock based compensation	—	—	175,709	—	—	—	175,709
Exercise of stock options	3,500	35	36,820	—	—	—	36,855
Common stock dividends ($0.30 per share)	—	—	—	(2,930,425)	—	—	(2,930,425)
Balances, June 30, 2026	10,504,760	$105,048	$93,128,490	$99,406,275	$(9,619,435)	$(34,747,801)	$148,272,577

See Notes to Condensed Consolidated Statements.

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, March 31, 2025	10,490,264	$104,903	$93,836,968	$92,058,581	$(10,538,580)	$(44,530,015)	$130,931,857
Net income	—	—	—	2,601,998	—	—	2,601,998
Other comprehensive income	—	—	—	—	—	1,083,174	1,083,174
ESOP shares earned	—	—	(2,700)	—	183,829	—	181,129
Stock based compensation	—	—	363,459	—	—	—	363,459
Common stock dividends ($0.15 per share)	—	—	—	(1,440,015)	—	—	(1,440,015)
Repurchase of common stock	(101,127)	(1,012)	(1,399,025)	—	—	—	(1,400,037)
Balances, June 30, 2025	10,389,137	$103,891	$92,798,702	$93,220,564	$(10,354,751)	$(43,446,841)	$132,321,565

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount

Balances, December 31, 2024	10,814,960	$108,150	$97,709,231	$91,582,986	$(10,722,410)	$(45,806,197)	$132,871,760
Net income	—	—	—	4,570,308	—	—	4,570,308
Other comprehensive income	—	—	—	—	—	2,359,356	2,359,356
ESOP shares earned	—	—	(8,047)	—	367,659	—	359,612
Stock based compensation	—	—	726,918	—	—	—	726,918
Common stock dividends ($0.30 per share)	—	—	—	(2,932,730)	—	—	(2,932,730)
Repurchase of common stock	(425,823)	(4,259)	(5,629,400)	—	—	—	(5,633,659)
Balances, June 30, 2025	10,389,137	$103,891	$92,798,702	$93,220,564	$(10,354,751)	$(43,446,841)	$132,321,565

See Notes to Condensed Consolidated Statements.

Richmond Mutual Bancorporation, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$5,012,095	$4,570,308
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	1,516,241	1,475,785
Depreciation and amortization	448,146	440,839
Deferred income tax	231,496	(237,680)
Stock based compensation	175,709	726,918
Investment securities amortization, net	358,561	364,455
Net loss on sale of investment securities - available for sale	—	156,859
Net gains on loan and lease sales	(354,391)	(196,443)
Gain on sale of premises and equipment	—	(4,500)
Accretion of loan origination fees	(426,253)	(446,258)
Amortization of mortgage-servicing rights	128,335	95,477
ESOP shares expense	386,359	359,612
Increase in cash surrender value of life insurance	(49,217)	(47,798)
Loans originated for sale	(17,411,254)	(10,018,214)
Proceeds on loans sold	16,583,254	9,765,589
Net change in
Interest receivable	44,323	(166,155)
Other assets	(757,507)	1,277,317
Other liabilities	445,118	(102,499)
Interest payable	(515,974)	(988,458)
Net cash provided by operating activities	5,815,041	7,025,154

Investing Activities
Net change in interest-bearing time deposits	(780,000)	—
Purchases of securities available for sale	(955,025)	(4,330,256)
Proceeds from maturities and paydowns of securities available for sale	7,000,209	8,875,127
Proceeds from sales of securities available for sale	—	6,765,143
Proceeds from maturities and paydowns of securities held to maturity	395,000	565,159
Net change in loans	(30,238,499)	(8,701,674)
Proceeds from sales of real estate owned	43,502	—
Purchases of premises and equipment	(614,770)	(703,448)
Net cash provided by (used in) investing activities	(25,149,583)	2,470,051

Financing Activities
Net change in
Demand and savings deposits	21,195,739	10,048,117
Certificates of deposit	10,554,395	(7,598,958)
Advances by borrowers for taxes and insurance	68,055	76,318
Repayment of other borrowings	(12,000,000)	—
Proceeds from FHLB advances	158,000,000	179,000,000
Repayment of FHLB advances	(154,000,000)	(177,000,000)
Repurchase of common stock	—	(5,633,659)
Proceeds from stock option exercises	36,855	—
Dividends paid	(2,930,425)	(2,932,730)
Net cash provided by (used in) financing activities	20,924,619	(4,040,912)

Net Change in Cash and Cash Equivalents	1,590,077	5,454,293
Cash and Cash Equivalents, Beginning of Period	33,130,494	21,757,190
Cash and Cash Equivalents, End of Period	$34,720,571	$27,211,483

Additional Cash Flows and Supplementary Information
Interest paid	$20,056,625	$22,185,109
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
On occasion, the Company will provide modifications to loans and leases to borrowers experiencing financial difficulty, by providing payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If it is determined that the value of the modified loan or lease is less than the recorded investment in the loan, a charge-off is recognized through the allowance for credit losses on loans and leases.
Note 2: Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income Expense - Disaggregation Disclosures (Subtopic 220-40); Disaggregation of Income Statement Expenses. This ASU requires certain expenses be disaggregated into specific categories in disclosures within the financial statements and footnotes to the financial statements. ASU No. 2024-03 is effective for all public business entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU No. 2024-03 on its consolidated financial statements.
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
Effective July 1, 2026, subsequent to the June 30, 2026 quarter end, Farmers Bancorp merged with and into the Company, with the Company continuing as the surviving holding company. Immediately following the holding company merger, The Farmers Bank merged with and into First Bank Richmond, with First Bank Richmond continuing as the surviving bank and changing its name to First Bank Midwest. As a result of the merger, the Company acquired 100% of the outstanding equity interests of Farmers Bancorp.
In connection with the merger, the Company issued 6,254,358 shares of its common stock to Farmers Bancorp shareholders based on the exchange ratio of 3.40 shares of Company common stock for each outstanding share of Farmers Bancorp common stock. Cash of approximately $1,000 was paid in lieu of fractional shares. The preliminary acquisition-date fair value of the consideration transferred was approximately $99.3 million and consisted primarily of Company common stock.
The merger expands the Company’s presence in complementary Indiana markets, increases the scale of the combined organization and is expected to provide opportunities for operating efficiencies and enhanced products and services.

Because the merger was completed after June 30, 2026, the accompanying consolidated financial statements do not include the assets, liabilities, results of operations or cash flows of Farmers Bancorp, and no acquisition accounting adjustments have been reflected as of June 30, 2026. Farmers Bancorp’s results of operations will be included in the Company’s consolidated results beginning July 1, 2026.
The Company’s accounting for the merger was incomplete as of the date these financial statements were issued. The Company continues to evaluate the acquisition-date fair values of acquired loans, investment securities, deposits, premises and equipment, identifiable intangible assets, borrowings, deferred taxes and other assets and liabilities. Accordingly, the allocation of the purchase price, the amount of goodwill and certain other disclosures required by ASC 805 have not yet been finalized and may be adjusted during the measurement period.
During each of the three and six months ended June 30, 2026, the Company recognized merger-related expenses of $1.9 million, which were included in non-interest expense in the consolidated statements of income.
Note 4: Investment Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of investment securities are as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$3,192	$—	$(381)	$2,811
Federal agencies	15,000	—	(948)	14,052
State and municipal obligations	155,523	153	(25,454)	130,222
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	104,040	19	(16,009)	88,050
Corporate obligations	11,500	—	(1,364)	10,136
	289,255	172	(44,156)	245,271
Held to maturity
State and municipal obligations	2,354	6	(39)	2,321
	2,354	6	(39)	2,321

Total investment securities	$291,609	$178	$(44,195)	$247,592

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
SBA Pools	$3,473	$—	$(349)	$3,124
Federal agencies	15,000	—	(939)	14,061
State and municipal obligations	157,102	160	(25,444)	131,818
Mortgage-backed securities - government-sponsored enterprises (GSE) residential	108,586	93	(15,574)	93,105
Corporate obligations	11,500	—	(1,693)	9,807
	295,661	253	(43,999)	251,915
Held to maturity
State and municipal obligations	2,748	7	(38)	2,717
	2,748	7	(38)	2,717

Total investment securities	$298,409	$260	$(44,037)	$254,632

The amortized cost and fair value of investment securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$4,145	$4,069	$365	$365
One to five years	20,759	19,907	929	930
Five to ten years	51,213	46,209	450	450
After ten years	109,098	87,036	610	576
	185,215	157,221	2,354	2,321
Mortgage-backed securities –GSE residential	104,040	88,050	—	—

Totals	$289,255	$245,271	$2,354	$2,321
Investment securities with a carrying value of $133,302,000 and $114,823,000 were pledged at June 30, 2026 and December 31, 2025, respectively, to secure certain deposits and for other purposes as permitted or required by law.
There were no proceeds from the sales of securities available for sale for the three and six months ended June 30, 2026, compared to $6,765,000 in proceeds from sales of securities available for sale for both the three and six months ended June 30, 2025.
Certain investments in debt securities, as reflected in the table below, are reported in the condensed consolidated financial statements and notes at an amount less than their historical cost. Total fair value of these investments at June 30, 2026 and December 31, 2025 was $239,079,000 and $244,503,000, respectively, which is approximately 96% and 96% of the Company’s aggregated available for sale and held to maturity investment portfolio at those dates, respectively. These declines primarily resulted from changes in market interest rates since their purchase.
The Company does not consider available for sale securities with unrealized losses to be experiencing credit losses at June 30, 2026. Management considers it more likely than not that the Company will not be required to sell these investments before recovery of the amortized cost basis, which may be the maturity dates of the securities.
Held to maturity securities are financial assets measured at amortized cost. Held to maturity securities are required to have an established allowance for credit losses that represents the portion of the amortized cost basis of a financial asset that is not expected to be collected. The Company estimates expected credit losses on a collective basis by security type, with consideration given to historical information, credit ratings, and the statistical probability of future losses.
The Company monitors the credit quality of investment securities held to maturity through the use of credit ratings quarterly. As of June 30, 2026, there was no allowance for credit losses recognized on the Company's securities held to maturity portfolio.
The following table summarizes the amortized cost of held to maturity securities by credit quality indicator as of June 30, 2026 and December 31, 2025:

	State and municipal obligations
	June 30, 2026	December 31, 2025

AA+	$175	$350
A+	190	375
Not rated	1,989	2,023

	$2,354	$2,748
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses.

The following tables show the Company’s investment securities by gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

Description of Securities	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$65	$—	$2,623	$(381)	$2,688	$(381)
Federal agencies	—	—	14,052	(948)	14,052	(948)
State and municipal obligations	542	(8)	126,018	(25,446)	126,560	(25,454)
Mortgage-backed securities - GSE residential	2,181	(44)	82,532	(15,965)	84,713	(16,009)
Corporate obligations	—	—	10,136	(1,364)	10,136	(1,364)
Total available for sale	2,788	(52)	235,361	(44,104)	238,149	(44,156)

Held to maturity
State and municipal obligations	—	—	930	(39)	930	(39)

Total	$2,788	$(52)	$236,291	$(44,143)	$239,079	$(44,195)

Description of Securities	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
SBA Pools	$89	$—	$2,856	$(349)	$2,945	$(349)
Federal agencies	—	—	14,061	(939)	14,061	(939)
State and municipal obligations	—	—	127,699	(25,444)	127,699	(25,444)
Mortgage-backed securities - GSE residential	907	(4)	88,088	(15,570)	88,995	(15,574)
Corporate obligations	—	—	9,807	(1,693)	9,807	(1,693)
Total available for sale	996	(4)	242,511	(43,995)	243,507	(43,999)

Held to maturity
State and municipal obligations	—	—	996	(38)	996	(38)

Total	$996	$(4)	$243,507	$(44,033)	$244,503	$(44,037)
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
State, Municipal, and Corporate Obligations.  The unrealized losses on the Company’s investments in securities of state, municipal, and corporate obligations were primarily caused by interest rate changes. The contractual terms of those securities do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of their amortized cost basis, which may be maturity.
The Company expects the fair value of the securities described above to recover as the securities approach their maturity or reset date.
Note 5: Loans, Leases and Allowance
The following table shows the composition of the loan and lease portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Commercial mortgage	$419,123	$414,316
Commercial and industrial	158,075	142,508
Construction and development	86,201	71,705
Multi-family	207,760	208,894
Residential mortgage	170,149	171,063
Home equity lines of credit	22,398	20,147
Direct financing leases	143,602	145,806
Consumer	17,951	19,280
	1,225,259	1,193,719
Less
Allowance for credit losses on loans and leases	16,974	16,466
Deferred loan fees	433	440

	$1,207,852	$1,176,813

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
Grade 3 – Acceptable Loans
This category is for “average” quality loans and leases. These loans and leases have adequate sources of repayment with little identifiable risk of collection and they conform to Company policy and IDFI and FDIC regulations.
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
No material changes have been made to the risk characteristics discussed above from those contained in the Company's 2025 Form 10-K.

The following tables present the credit risk profile of the Company’s loan and lease portfolio based on rating category, payment activity, and origination year as of June 30, 2026 and December 31, 2025:

	2026	2025	2024	2023	2022	Prior	Revolving loans amortized cost basis	Total
As of June 30, 2026:
Commercial mortgage
Pass	$13,192	$66,913	$42,906	$41,435	$109,517	$133,866	$2,776	$410,605
Substandard	873	—	—	—	—	7,645	—	8,518
Total Commercial mortgage	14,065	66,913	42,906	41,435	109,517	141,511	2,776	419,123
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	20,802	22,741	33,564	28,969	7,761	37,755	4,699	156,291
Substandard	—	—	—	—	115	1,669	—	1,784
Total Commercial and industrial	20,802	22,741	33,564	28,969	7,876	39,424	4,699	158,075
Current period gross charge-offs	—	—	—	—	—	—	—	—
Construction and development
Pass	13,344	42,836	6,607	1,995	1,496	15,023	—	81,301
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	13,344	42,836	6,607	1,995	1,496	19,923	—	86,201
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	6,724	18,951	17,250	11,207	71,986	74,464	—	200,582
Substandard	—	—	—	—	2,362	4,816	—	7,178
Total Multi-family	6,724	18,951	17,250	11,207	74,348	79,280	—	207,760
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	13,161	19,783	13,808	31,268	23,408	66,886	60	168,374
Substandard	—	—	—	34	119	1,622	—	1,775
Total Residential mortgage	13,161	19,783	13,808	31,302	23,527	68,508	60	170,149
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	294	46	143	111	—	57	21,694	22,345
Substandard	—	—	—	—	—	—	53	53
Total Home equity lines of credit	294	46	143	111	—	57	21,747	22,398
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	31,804	50,461	29,231	22,472	7,385	1,230	—	142,583
Substandard	—	3	15	63	65	17	—	163
Doubtful	—	51	200	468	121	16	—	856
Total Direct financing leases	31,804	50,515	29,446	23,003	7,571	1,263	—	143,602
Current period gross charge-offs	—	131	219	634	125	71	—	1,180
Consumer
Pass	2,890	5,096	3,740	2,798	2,231	1,159	—	17,914
Substandard	—	5	—	—	17	15	—	37
Total Consumer	2,890	5,101	3,740	2,798	2,248	1,174	—	17,951
Current period gross charge-offs	14	—	8	25	1	1	—	49

Total Loans and Leases	$103,084	$226,886	$147,464	$140,820	$226,583	$351,140	$29,282	$1,225,259
Total current period gross charge-offs	$14	$131	$227	$659	$126	$72	$—	$1,229

	2025	2024	2023	2022	2021	Prior	Revolving loans amortized cost basis	Total
As of December 31, 2025:
Commercial mortgage
Pass	$65,746	$28,457	$43,078	$81,156	$38,485	$104,920	$44,820	$406,662
Substandard	—	—	—	—	7,654	—	—	7,654
Total Commercial mortgage	65,746	28,457	43,078	81,156	46,139	104,920	44,820	414,316
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	24,361	14,524	21,342	6,601	9,148	11,218	53,505	140,699
Substandard	—	—	—	173	—	30	1,606	1,809
Total Commercial and industrial	24,361	14,524	21,342	6,774	9,148	11,248	55,111	142,508
Current period gross charge-offs	—	—	—	—	2	—	—	2
Construction and development
Pass	31,478	14,823	1,914	1,516	15,946	105	—	65,782
Special Mention	—	—	429	594	—	—	—	1,023
Substandard	—	—	—	—	—	4,900	—	4,900
Total Construction and development	31,478	14,823	2,343	2,110	15,946	5,005	—	71,705
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	19,060	16,545	10,946	62,286	46,369	20,269	26,246	201,721
Substandard	—	—	—	2,362	1,355	3,456	—	7,173
Total Multi-family	19,060	16,545	10,946	64,648	47,724	23,725	26,246	208,894
Current period gross charge-offs	—	—	—	—	—	—	—	—
Residential mortgage
Pass	25,873	14,224	29,613	24,979	25,038	46,869	2,944	169,540
Substandard	—	—	234	—	446	843	—	1,523
Total Residential mortgage	25,873	14,224	29,847	24,979	25,484	47,712	2,944	171,063
Current period gross charge-offs	—	—	—	—	—	—	—	—
Home equity
Pass	48	—	224	—	57	—	19,730	20,059
Substandard	—	—	—	—	—	—	88	88
Total Home equity lines of credit	48	—	224	—	57	—	19,818	20,147
Current period gross charge-offs	—	—	—	—	—	—	—	—
Direct financing leases
Pass	59,587	37,199	31,748	12,243	3,128	604	—	144,509
Substandard	—	64	225	232	61	—	—	582
Doubtful	40	212	392	38	33	—	—	715
Total Direct financing leases	59,627	37,475	32,365	12,513	3,222	604	—	145,806
Current period gross charge-offs	9	260	961	413	291	23	—	1,957
Consumer
Pass	6,246	4,586	3,793	2,933	1,163	391	122	19,234
Substandard	—	—	24	—	22	—	—	46
Total Consumer	6,246	4,586	3,817	2,933	1,185	391	122	19,280
Current period gross charge-offs	51	19	55	72	9	23	—	229

Total Loans and Leases	$232,439	$130,634	$143,962	$195,113	$148,905	$193,605	$149,061	$1,193,719
Total current period gross charge-offs	$60	$279	$1,016	$485	$302	$46	$—	$2,188

For the three months ended June 30, 2026 and December 31, 2025, the Company did not have any revolving loans convert to term loans.

The following tables present the Company’s loan and lease portfolio aging analysis of the recorded investment in loans and leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$176	$—	$8,308	$8,484	$410,639	$419,123	$—
Commercial and industrial	2	—	—	2	158,073	158,075	—
Construction and development	100	—	4,900	5,000	81,201	86,201	—
Multi-family	—	—	2,362	2,362	205,398	207,760	—
Residential mortgage	759	285	1,775	2,819	167,330	170,149	1,701
Home equity	442	140	19	601	21,797	22,398	19
Direct financing leases	208	210	9	427	143,175	143,602	9
Consumer	123	17	37	177	17,774	17,951	37

Totals	$1,810	$652	$17,410	$19,872	$1,205,387	$1,225,259	$1,766

	December 31, 2025
	Delinquent Loans and Leases				Current	Total Portfolio Loans and Leases	Total Loans and Leases > 90 Days Accruing
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over	Total Past Due

Commercial mortgage	$—	$—	$7,435	$7,435	$406,881	$414,316	$—
Commercial and industrial	—	—	—	—	142,508	142,508	—
Construction and development	—	—	4,900	4,900	66,805	71,705	—
Multi-family	—	—	2,362	2,362	206,532	208,894	2,362
Residential mortgage	773	481	1,522	2,776	168,287	171,063	1,445
Home equity	126	70	88	284	19,863	20,147	88
Direct financing leases	511	296	299	1,106	144,700	145,806	299
Consumer	148	50	46	244	19,036	19,280	46

Totals	$1,558	$897	$16,652	$19,107	$1,174,612	$1,193,719	$4,240

The following table presents information on the Company’s nonaccrual loans and leases at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses	Nonaccrual loans and leases	Nonaccrual loans and leases without an allowance for credit losses

Commercial mortgage	$8,310	$7,205	$7,435	$6,732
Commercial and industrial	28	—	30	—
Construction and development	4,900	—	4,900	—
Multi-family	5,854	2,362	—	—
Residential mortgage	74	74	76	76
Direct financing leases	856	856	715	715
Total nonaccrual loans and leases	$20,022	$10,497	$13,156	$7,523

During the three months ended June 30, 2026, the Company recognized $9,000 of interest income on nonaccrual loans and leases, compared to $3,000 for the three months ended December 31, 2025.

The following tables present the Company's amortized cost basis of collateral dependent loans, and their respective collateral type, which are individually analyzed to determine expected credit losses as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Home Equity Line of Credit	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$8,309	$—	$—	$—	$—	$8,309	$450
Commercial and industrial	—	—	—	—	1,642	1,642	—
Construction and development	4,900	—	—	—	—	4,900	1,750
Multi-family	—	7,178	—	—	—	7,178	250
Residential mortgage	—	—	237	—	—	237	—
Home equity	—	—	—	34	—	34	—
Total	$13,209	$7,178	$237	$34	$1,642	$22,300	$2,450

	December 31, 2025
	Commercial Real Estate	Multi-family Housing	Residential Real Estate	Other	Total	Allowance on Collateral Dependent Loans

Commercial mortgage	$7,435	$—	$—	$—	$7,435	$150
Commercial and industrial	—	—	—	1,607	1,607	—
Construction and development	5,923	—	—	—	5,923	1,750
Multi-family	—	7,174	—	—	7,174	250
Residential mortgage	—	—	124	—	124	—
Total	$13,358	$7,174	$124	$1,607	$22,263	$2,150

Loan/Lease Modification Disclosures under ASU No. 2022-02
In certain situations, the Company may modify the terms of a loan or lease to a borrower experiencing financial difficulty. These modifications may include payment delays, term extensions, or interest-rate reductions. In some cases, combinations of modifications may be made to the same loan or lease. If a determination is made that a modified loan or lease has been deemed uncollectible, the loan or lease (or portion of the loan or lease) is charged off, reducing the amortized cost basis of the loan or lease and reducing the allowance for credit losses. During the three and six months ended June 30, 2026, the Company modified one multifamily loan to borrowers experiencing financial difficulty. The modification involved an interest-rate reduction and payment term change. The total amortized cost basis of the modified loan was $3.5 million at the time of modification. Under the modified terms, the contractual interest rate was reduced from 7.125% to 6.125%. Additionally, 50% of the interest due will be paid currently, with the remaining 50% capitalized into the outstanding principal balance. During the three and six months ended June 30, 2025, the Company had no new modifications to borrowers experiencing financial difficulty.
There were no modified loans or leases that had a payment default during the three or six months ended June 30, 2026 or 2025, and that were modified in the preceding twelve months by borrowers experiencing financial difficulty.
Other Real Estate Owned
Other real estate owned is included in other assets on the Condensed Consolidated Balance Sheets. There was $56,000 of other real estate owned, consisting of foreclosed residential real estate properties, at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, the recorded investment in consumer and commercial mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process was $8,312,000 and $923,000, respectively.
Direct Financing Leases
The following lists the components of the net investment in direct financing leases:

	June 30, 2026	December 31, 2025

Total minimum lease payments to be received	$165,165	$166,565
Initial direct costs	8,669	9,422
	173,834	175,987
Less: Unearned income	(30,232)	(30,181)

Net investment in direct financing leases	$143,602	$145,806

The following table summarizes the future minimum lease payments receivable subsequent to June 30, 2026:

Remainder of 2026	$34,263
2027	56,200
2028	39,569
2029	22,882
2030	10,307
Thereafter	1,944

$165,165

Allowance for Credit Losses on Loans and Leases
The allowance for credit losses on loans and leases is established for expected credit losses on the Company's loan and lease portfolios in accordance with ASC Topic 326. This requires significant judgment to estimate credit losses measured on a collective pool basis when similar risk characteristics exist, and for loans evaluated individually. The Company estimates expected future losses for the loan or lease's entire contractual term, taking into account expected payments when appropriate. The allowance is an estimation based on management's evaluation of expected losses related to the Company's financial assets measured at amortized cost. It considers relevant available information from internal and external sources relating to the historical loss experience, current conditions and reasonable and supportable forecasts for the Company's outstanding loan and lease balances.
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
The Company has elected to exclude accrued interest receivable from the calculation of the allowance for credit losses, since it is the Company's policy to write off accrued interest in a timely manner as it is deemed uncollectible by reversing interest income.
The Company categorizes its loan portfolios into eight segments, as discussed above, based on similar risk characteristics. Loans within each segment are collectively evaluated using either a CF methodology or remaining life methodology. When estimating for credit loss, the Company forecasts the first four quarters of the credit loss and reverts to a long-run average of each considered factor. The Company developed its reasonable and supportable forecasts using economic data, such as national gross domestic product ("GDP") and unemployment rate.
Qualitative adjustments are applied to each collectively segmented pool to appropriately capture differences in current or expected qualitative risk characteristics. When evaluating the estimation for expected credit losses, the Company evaluates these qualitative adjustments for any changes in the following factors:
•lending policies, procedures, and strategies,
•the nature and volume of the loan and lease portfolio,
•international, national, regional, and local conditions,
•the experience, depth, and ability of lending management,
•the volume and severity of past due loans,
•the quality of the loan review system,
•the underlying collateral,
•concentration risk, and
•the effect of other external factors.

The following tables summarize changes in the allowance for credit losses by segment for the three and six months ended June 30, 2026 and 2025, respectively:

	Balances, March 31, 2026	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2026

Commercial mortgage	$4,813	$(65)	$—	$—	$4,748
Commercial and industrial	1,808	233	—	9	2,050
Construction and development	2,463	45	—	—	2,508
Multi-family	2,327	(40)	—	—	2,287
Residential mortgage	1,787	20	—	1	1,808
Home equity	200	10	—	—	210
Direct financing leases	3,006	566	(642)	89	3,019
Consumer	336	22	(38)	24	344
Total	$16,740	$791	$(680)	$123	$16,974

	Balances, December 31, 2025	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2026

Commercial mortgage	$4,575	$173	$—	$—	$4,748
Commercial and industrial	1,812	219	—	19	2,050
Construction and development	2,298	210	—	—	2,508
Multi-family	2,336	(49)	—	—	2,287
Residential mortgage	1,833	(27)	—	2	1,808
Home equity	189	21	—	—	210
Direct financing leases	3,075	858	(1,180)	266	3,019
Consumer	348	7	(49)	38	344
Total	$16,466	$1,412	$(1,229)	$325	$16,974

	Balances, March 31, 2025	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2025

Commercial mortgage	$4,734	$54	$—	$—	$4,788
Commercial and industrial	1,623	34	—	3	1,660
Construction and development	2,001	142	—	—	2,143
Multi-family	2,807	(155)	—	—	2,652
Residential mortgage	1,901	(27)	—	2	1,876
Home equity	196	15	—	—	211
Direct financing leases	2,467	633	(647)	59	2,512
Consumer	349	71	(60)	17	377
Total	$16,078	$767	$(707)	$81	$16,219

	Balances, December 31, 2024	Provision for (reversal of) credit losses	Charge-offs	Recoveries	Balances, June 30, 2025

Commercial mortgage	$4,486	$302	$—	$—	$4,788
Commercial and industrial	1,483	172	—	5	1,660
Construction and development	2,243	(100)	—	—	2,143
Multi-family	2,660	(8)	—	—	2,652
Residential mortgage	1,910	(56)	—	22	1,876
Home equity	184	27	—	—	211
Direct financing leases	2,469	1,042	(1,165)	166	2,512
Consumer	356	71	(100)	50	377
Total	$15,791	$1,450	$(1,265)	$243	$16,219

During the second quarter of 2026, the allowance for credit losses on loans and leases increased from $16.7 million at March 31, 2026, to $17.0 million at June 30, 2026. The increase was attributable to provisions for credit losses totaling $791,000 during the three months ended June 30, 2026, partially offset by net charge-offs of $557,000. Set forth below is a segment analysis of the loan and lease portfolio reflecting the change in the allowance for each segment.
•Commercial Mortgage – Allowance decreased due to improved modeled loss rates.
•Commercial & Industrial – Allowance increased due in part to a $12.9 million increase in portfolio balances.
•Construction & Development – Allowance increased due in part to an $11.9 million increase in portfolio balances.
•Multi-Family – Allowance decreased as portfolio balances decreased $274,000.
•Consumer - Allowance increased while portfolio loan balances decreased $228,000.
•Residential Mortgage, Direct Financing Leases, and Home Equity – Allowances increased due to higher portfolio balances.
Our commercial loan portfolio, consisting of commercial and multi-family real estate loans, commercial and industrial loans, and construction loans, represented 71.1% and 70.2% of our total loan and lease portfolio as of June 30, 2026 and December 31, 2025, respectively. The allowance for credit losses on loans and leases allocated to the commercial loan portfolio represented 68.3% and 66.9% of our total allowance at June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, several key economic factors continue to influence the Company's loan and lease portfolio. Persistent inflation, slowing economic growth, and labor market uncertainty are contributing to a more challenging operating environment for many borrowers. In addition, geopolitical tensions and tariff-related risks are creating potential disruptions in supply chains and increased input costs for certain industries. These conditions may continue to affect borrower performance and credit demand in the near term. Management continues to evaluate macroeconomic assumptions used in the allowance for credit losses model to ensure they reflect current and expected economic conditions.

The Company remains focused on its three strategic growth markets: Columbus, Ohio, Cincinnati/Dayton/Springfield, Ohio, and Indianapolis, Indiana. These markets continue to exhibit strong commercial activity and resilient real estate fundamentals relative to broader economic trends. The Company's loan growth in these markets continues to be concentrated in commercial real estate lending, consistent with its strategic focus and relationship-based lending model. Forecasts for these markets are summarized below:

•Columbus, Ohio – The Columbus MSA continues to experience steady economic conditions, driven by ongoing investments in technology and infrastructure. The housing market's high demand continues to be supported by long-term population growth and regional investments. Despite the positive momentum, the market faces challenges such as utility and power constraints, housing deficits, and labor shortages across multiple industries.
•Cincinnati/Dayton/Springfield, Ohio – The Cincinnati/Dayton/Springfield MSA is projected to experience moderate economic growth during 2026. Cincinnati continues to experience moderate economic expansion supported by manufacturing and technology investments. Dayton remains economically resilient despite manufacturing layoffs, supported by a stable real estate market and collaboration with JobsOhio. The region faces challenges such as stagnant population growth as well as infrastructure and budgetary issues. However, the region’s connection with Columbus as part of Ohio’s emerging Silicon Corridor enhances opportunities for investment, workforce development, and regional competitiveness.
•Indianapolis, Indiana – The Indianapolis MSA continues to demonstrate moderate growth driven by expanding industrial and logistics sectors as well as ongoing urban revitalization initiatives. Downtown capital projects totaling approximately $4 billion are underway; the READI 2.0 program commits funding toward improving quality of life and infrastructure in the region. Tariff-related impacts on manufacturing and rising unemployment projections present ongoing challenges; however, the region remains well positioned relative to peer metros due to its diversified and innovation-driven economy.
The overall economic outlook remains complex and uncertain, creating a challenging environment requiring continued vigilance and adaptability. Potential economic volatility could materially affect the Company’s loan and lease portfolio, including the allowance for credit losses. As a result, the Company expects that future estimates of the allowance for credit losses may fluctuate throughout the remainder of 2026.

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

The following table details activity in the allowance for credit losses on unfunded commitments during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025

Beginning balance	$400	$607
Provision for (recovery of) credit losses	32	(23)
Ending balance	$432	$584

	Six Months Ended June 30,
	2026	2025

Beginning balance	$328	$558
Provision for credit losses	104	26
Ending balance	$432	$584

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
The following tables present the fair value measurements of assets recognized in the Condensed Consolidated Balance Sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2026
Available for sale securities
SBA Pools	$2,811	$—	$2,811	$—
Federal agencies	14,052	—	14,052	—
State and municipal obligations	130,222	—	128,759	1,463
Mortgage-backed securities - GSE residential	88,050	—	88,050	—
Corporate obligations	10,136	—	10,136	—
	$245,271	$—	$243,808	$1,463

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2025
Available for sale securities
SBA Pools	$3,124	$—	$3,124	$—
Federal agencies	14,061	—	14,061	—
State and municipal obligations	131,818	—	130,339	1,479
Mortgage-backed securities - GSE residential	93,105	—	93,105	—
Corporate obligations	9,807	—	9,807	—
	$251,915	$—	$250,436	$1,479

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying Condensed Consolidated Balance Sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2026.
Available for Sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy, which includes equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include agency securities, obligations of state and political subdivisions, and mortgage-backed securities. Matrix pricing is a mathematical technique widely used in the banking industry to value investment securities without relying exclusively on quoted prices for specific investment securities, but rather relying on the investment securities’ relationship to other benchmark quoted investment securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.
Nonrecurring Measurements
As of June 30, 2026 and December 31, 2025, there were no assets or liabilities measured at fair value on a nonrecurring basis.
Fair Value of Financial Instruments
The following tables present estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Financial assets
Cash and cash equivalents	$34,721	$34,721	$—	$—
Interest-earning time deposits	2,850	—	2,850	—
Available for sale securities	245,271	—	243,808	1,463
Held to maturity securities	2,354	—	2,717	—
Loans and leases receivable, net	1,207,852	—	—	1,175,116
FHLB stock	13,907	—	13,907	—
Interest receivable	6,256	—	6,256	—
Financial liabilities
Deposits	1,146,643	—	1,046,573	—
FHLB advances	244,000	—	243,600	—
Interest payable	2,941	—	2,941	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Financial assets
Cash and cash equivalents	$33,130	$33,130	$—	$—
Interest-earning time deposits	2,070	—	2,070	—
Available for sale securities	251,915	—	250,436	1,479
Held to maturity securities	2,748	—	2,717	—
Loans held for sale	828	—	—	828
Loans and leases receivable, net	1,176,813	—	—	1,148,160
FHLB stock	13,907	—	13,907	—
Interest receivable	6,300	—	6,300	—
Financial liabilities
Deposits	1,114,893	—	1,117,026	—
FHLB advances	240,000	—	240,832	—
Other borrowings	12,000	—	12,041	—
Interest payable	3,457	—	3,457	—

Note 7: Earnings per Share
Basic EPS is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period, which excludes the participating securities. Diluted EPS includes the dilutive effect of additional potential common shares from stock compensation awards, but excludes awards considered participating securities. ESOP shares are not considered outstanding for EPS until the shares are committed to be released to participants. The following table presents the computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,
	2026	2025

Net income	$2,227	$2,602
Shares outstanding for Basic EPS:
Average shares outstanding	10,502,375	10,416,086
Less: average restricted stock award shares not vested	88,185	82,463
Less: average unearned ESOP Shares	721,254	775,360
Shares outstanding for Basic EPS	9,692,936	9,558,263

Additional Dilutive Shares	220,421	286,609

Shares outstanding for Diluted EPS	9,913,357	9,844,872

Basic Earnings Per Share	$0.23	$0.27
Diluted Earnings Per Share	$0.22	$0.26

	Six Months Ended June 30,
	2026	2025

Net income	$5,012	$4,570
Shares outstanding for Basic EPS:
Average shares outstanding	10,501,821	10,563,679
Less: average restricted stock award shares not vested	88,281	82,918
Less: average unearned ESOP Shares	727,979	782,085
Shares outstanding for Basic EPS	9,685,561	9,698,676

Additional Dilutive Shares	201,916	265,482

Shares outstanding for Diluted EPS	9,887,477	9,964,158

Basic Earnings Per Share	$0.52	$0.47
Diluted Earnings Per Share	$0.51	$0.46

Note 8: Benefit Plans
401(k)
The Company has a retirement savings 401(k) plan, in which substantially all employees may participate. The Company matches employees' contributions at the rate of 50 percent for the first six percent of base salary contributed by participants. The Company’s expense for the plan was $58,000 and $94,000 for the three and six months ended June 30, 2026 and $66,000 and $130,000 for the three and six months ended June 30, 2025.
Employee Stock Ownership Plan
As part of the reorganization and related stock offering, the Company established an Employee Stock Ownership Plan, or ESOP, covering substantially all employees. The ESOP acquired 1,082,130 shares of Company common stock at an average price of $13.59 per share on the open market with funds provided by a loan from the Company. Dividends on unallocated shares used to repay the loan from the Company are recorded as a reduction of the loan or accrued interest, as applicable. Dividends on allocated shares paid to participants are reported as compensation expense. Unearned ESOP shares, which have not yet been allocated to ESOP participants, are excluded from the computation of average shares outstanding for the earnings per share calculation. Accordingly, $9,619,000 and $9,987,000 of common stock acquired by the ESOP were shown as a reduction of stockholders’ equity at June 30, 2026 and December 31, 2025, respectively. Shares are released to participants proportionately as the loan is repaid.

ESOP expense for the three and six months ended June 30, 2026 was $199,000 and $386,000, respectively, and was $181,000 and $360,000 for the three and six months ended June 30, 2025 , respectively.

	June 30, 2026	December 31, 2025

Earned ESOP shares	374,254	347,201
Unearned ESOP shares	707,876	734,929
Total ESOP shares	1,082,130	1,082,130

Quoted per share price	$15.88	$14.04
Fair value of earned shares (in thousands)	$5,943	$4,875
Fair value of unearned shares (in thousands)	$11,241	$10,318

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
Restricted Stock Awards. Under the Company's 2020 Equity Incentive Plan (the "2020 EIP"), 453,086 shares of common stock were granted in fiscal years 2020 and 2021 with grant date fair values ranging from $10.53 to $13.86 per share. As of June 30, 2026, these awards were fully vested.
On July 15, 2025, the Company awarded 37,126 shares of common stock under the 2020 EIP to eligible participants. The grant date fair value was $13.37 per share, for a total grant date fair value of $496,000 at issuance. On November 20, 2025, the Company awarded an additional 51,253 shares of common stock under the 2020 EIP with a grant date fair value of $12.92 per share (total grant date fair value of $662,000 at issuance) to eligible participants. These awards vest in five equal installments, with the first installment vesting on June 30, 2026, subject to the participant's continued service. Any shares forfeited prior to vesting may be reissued to eligible recipients in future grants until the 2020 EIP expires in September 2030.
The following table summarizes the restricted stock award activity in the 2020 EIP during the six months ended June 30, 2026.

	Six Months Ended June 30, 2026
	Number of Restricted Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of period	88,379	$13.11
Granted	—	—
Vested	(17,677)	13.11
Forfeited	—	—
Non-vested, June 30, 2026	70,702	13.11
Total compensation cost recognized in the Condensed Consolidated Statements of Income for restricted stock awards during the three and six months ended June 30, 2026 was $80,000 and $159,000, and the related tax benefit recognized was $17,000 and $33,000, respectively. As of June 30, 2026, there was $926,000 of unrecognized compensation expense related to restricted stock awards.
Stock Option Plan. Under the Company's 2020 EIP, options to purchase an aggregate of 1,103,657 shares of common stock were granted in fiscal years 2021 and 2022 at exercise prices ranging from $10.53 to $13.86 per share. As of June 30, 2026, these awards were fully vested.

On July 15, 2025, the Company awarded options to purchase 55,467 shares of common stock under the 2020 EIP with an exercise price of $13.37 per share, which represented the fair value of a share of the Company's common stock on the date of grant, to eligible participants. These awards vest in five equal annual installments, with the first vesting occurring on June 30, 2026. Forfeited options are available to be awarded in future grants until the 2020 EIP terminates in September 2030.
The following table summarizes the stock option activity in the 2020 EIP during the six months ended June 30, 2026.

	Six Months Ended June 30, 2026
	Number of Shares	Weighted-Average Exercise Price

Balance at beginning of period	760,852	$10.76
Granted	—	—
Exercised	(3,500)	10.53
Forfeited/expired	—	—
Balance, June 30, 2026	757,352	10.76
Exercisable at end of period	712,979	$10.60

The fair value of options granted is estimated on the date of the grant using a Black Scholes model with the following assumptions:

July 15, 2025
Dividend yields	4.49%
Volatility factors of expected market price of common stock	30.00%
Risk-free interest rates	4.16%
Expected life of options	6.5 years

A summary of the status of the Company stock option shares as of June 30, 2026 is presented below.

	Shares	Weighted Average Grant Date Fair Value

Non-vested, beginning of year	55,467	$3.00
Vested	(11,094)	—
Non-vested, June 30, 2026	44,373	$3.00

Total compensation cost recognized in the Condensed Consolidated Statements of Income for option-based payment arrangements for the three and six months ended June 30, 2026 was $8,000 and $17,000, respectively, and the related tax benefit recognized was $0 for both periods. As of June 30, 2026, there was $129,000 in unrecognized compensation expense related to the stock option awards.
Note 9: Qualified Affordable Housing Investments
The Company has investments in certain limited partnerships that fund affordable housing projects and provide the Company with low income housing tax credits ("LIHTC"). At June 30, 2026 and December 31, 2025, the balance of these investments in LIHTC totaled $682,000 and $775,000, respectively. These balances are reflected in the other assets line of the Condensed Consolidated Balance Sheets. The assets are amortized as a component of the provision for income taxes.

The following table summarizes the amortization expense and tax credits recognized for the Company's LIHTC investments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Amortization expense	$49	$44	$93	$87
Tax credits recognized	47	43	94	91

Note 10: Segment Information
The Company has one reportable segment: Community Banking. The Company's reportable segment is determined by the Chief Executive Officer, who serves as the chief operating decision maker ("CODM"), based on information regarding the Company's operations, products, and services. The CODM evaluates the financial performance of the Company's business components by assessing revenue streams, significant expenses, and budget-to-actual results.
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Management’s discussion and analysis of financial condition of the Richmond Mutual Bancorporation, Inc. (the “Company”) at June 30, 2026, and the consolidated results of operations for the three and six month periods ended June 30, 2026, compared to the same periods in 2025, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Form 10-Q.
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
•the ability to adapt to rapid technological changes, including advancements related to artificial intelligence ("AI"), the use of AI models in credit decisioning, customer service, and operations, including risks of model error, bias, regulatory scrutiny under fair lending laws, and third-party AI dependencies, digital banking platforms, and cybersecurity;
•risk associated with the evolving regulatory and market environment for digital assets and cryptocurrency, including the potential impact on customer behavior, deposit flows, and our ability to offer or support related products or services;
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
In addition, statements about the potential effects of the Company’s completed merger with The Farmers Bancorp, Frankfort, Indiana ("Farmers Bancorp") on the Company’s business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond the Company’s control, including the following:
•the potential that anticipated cost savings, synergies, or revenue enhancements from the merger may not be realized or may take longer to achieve than expected;
•the ability to successfully integrate the operations, systems, personnel, and technologies of the combined company;
•disruption to customer, employee, or vendor relationships, including key community relationships;
•diversion of management’s attention from ongoing operations and strategic initiatives as a result of integration activities;
•lower-than-expected revenues or profitability following the merger;
•higher-than expected transaction or integration costs; and
•other factors detailed in the Company's filings with the SEC.
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
Overview
The Company, a Maryland corporation, is a bank holding company for its wholly owned subsidiary, First Bank Midwest (formerly First Bank Richmond). Substantially all of the Company's business is conducted through First Bank Midwest. The Company is regulated by the Federal Reserve and the Indiana Department of Financial Institutions ("IDFI"). The Company's corporate office is located at 31 North 9th Street, Richmond, Indiana, and its telephone number is (765) 962-2581.

First Bank Midwest is an Indiana state-chartered commercial bank headquartered in Richmond, Indiana. The Bank was originally established in 1887 as an Indiana state-chartered mutual savings and loan association and in 1935 converted to a federal mutual savings and loan association, operating under the name First Federal Savings and Loan Association of Richmond. In 1993, the Bank converted to a state-chartered mutual savings bank and changed its name to First Bank Richmond, S.B. In 1998, the Bank, in connection with its non-stock mutual holding company reorganization, converted to a national bank charter operating as First Bank Richmond, National Association. In July 2007, Richmond Mutual Bancorporation-Delaware, the Bank’s then current holding company, acquired Mutual Federal Savings Bank headquartered in Sidney, Ohio.  Mutual Federal Savings Bank was operated independently as a separately chartered, wholly owned subsidiary of Richmond Mutual Bancorporation-Delaware until 2016 when it was combined with the bank through an internal merger transaction that consolidated both banks into a single, more efficient commercial bank charter. In 2017, the Bank converted to an Indiana state-chartered commercial bank and changed its name to First Bank Richmond. On July 1, 2026, the Company completed its merger with The Farmers Bancorp, Frankfort, Indiana ("Farmers Bancorp"), and The Farmers Bank merged with and into First Bank Richmond. Following completion of the merger, First Bank Richmond operates under the name First Bank Midwest.
First Bank Midwest provides a full range of banking services through its branch locations in Cambridge City, Centerville, Fishers, Frankfort, Kirklin, Lebanon, Michigantown, Mulberry, Noblesville, Richmond, Rossville, Shelbyville, Sheridan, Tipton, and Westfield, Indiana, and its locations in Columbus, Sidney, Piqua, and Troy, Ohio. Additionally, the Bank operates a loan production office in Carmel, Indiana. Administrative, trust, and wealth management services are conducted through the Bank's Financial Center located in Richmond, Indiana, as well as its branch located in Frankfort, Indiana. As an Indiana-chartered commercial bank, the Bank is subject to regulation by the IDFI and the Federal Deposit Insurance Corporation (“FDIC”).
Our principal business consists of attracting deposits from the general public, as well as brokered deposits, and investing those funds primarily in loans secured by commercial and multi-family real estate, first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, direct financing leases and commercial and industrial loans. We also obtain funds by utilizing Federal Home Loan Bank (“FHLB”) advances. Funds not invested in loans generally are invested in investment securities, including mortgage-backed and mortgage-related securities and government-sponsored agency and municipal bonds.
The Bank generates commercial, mortgage and consumer loans and leases and gathers deposits primarily within its market areas in Indiana and Ohio, including the communities served by its branch locations. The Bank also operates a nationwide equipment leasing business, focusing on direct financing leases for equipment integral to small and mid-sized business operations, including technology, medical, manufacturing, industrial, construction, and transportation equipment. The Bank's trust and wealth management division provides fiduciary, investment management, and custodial services. Wealth management assets under management and administration totaled $268.9 million at June 30, 2026.
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
At June 30, 2026, on a consolidated basis, we had $1.6 billion in assets, $1.2 billion in loans and leases, net of allowance, $1.1 billion in deposits, and $148.3 million in stockholders’ equity. At June 30, 2026, the Bank’s total risk-based capital ratio was 14.24%, exceeding the 10.0% requirement for a well-capitalized institution. For the six months ended June 30, 2026, net income was $5.0 million, compared with net income of $4.6 million for the six months ended June 30, 2025.
Completion of Merger with The Farmers Bancorp, Frankfort, Indiana
On November 11, 2025, the Company entered into an Agreement and Plan of Merger (the “merger agreement”) with Farmers Bancorp, pursuant to which Farmers Bancorp was expected to merge with and into the Company, with the Company as the surviving corporation (the “merger”). On July 1, 2026, the Company completed its merger with Farmers Bancorp. Immediately thereafter, The Farmers Bank merged with and into First Bank Richmond, with First Bank Richmond as the surviving institution.
Under the terms of the merger agreement, holders of Farmers Bancorp common stock received 3.40 shares of Company common stock for each share of Farmers Bancorp common stock. Upon completion of the merger, former Farmers

Bancorp shareholders own approximately 38% of the Company's outstanding common stock. The merger is being accounted for as a business combination under ASC 805, Business Combinations, with the Company as the accounting acquirer.
The combined company continues to trade on the Nasdaq Capital Market under the ticker symbol "RMBI." The holding company continues to operate under the name "Richmond Mutual Bancorporation, Inc.," and the combined bank now operates under the name "First Bank Midwest." The administrative headquarters of the combined company remains in Richmond, Indiana, and the administrative headquarters of the combined bank is located in Frankfort, Indiana.
The financial results presented in this Form 10-Q reflect the Company's operations through June 30, 2026, prior to completion of the merger. Accordingly, the assets, liabilities, results of operations, and cash flows of Farmers Bancorp are not included in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2026. The operating results of Farmers Bancorp will first be included in the Company's financial results for the quarter ending September 30, 2026.

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In doing so, we are required to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.
There have been no significant changes during the six months ended June 30, 2026 to the critical accounting estimates reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K. The completion of the merger with Farmers Bancorp on July 1, 2026 did not impact the critical accounting estimates used in the preparation of the Company's condensed consolidated financial statements as of and for the six months ended June 30, 2026. See "Critical Accounting Estimates" included in Part II, Item 7 of our 2025 Form 10-K for a further discussion of our Critical Accounting Estimates.
Comparison of Financial Condition at June 30, 2026 and December 31, 2025
General.  Total assets increased $26.2 million, or 1.7%, to $1.6 billion at June 30, 2026 from December 31, 2025. The increase was primarily the result of an increase in loans and leases, net of allowance for credit losses, of $31.0 million, or 2.6%, to $1.2 billion, partially offset by a $7.0 million, or 2.8%, decrease in investment securities to $247.6 million.
Investment Securities. Investment securities available for sale totaled $245.3 million and $251.9 million, while investment securities held to maturity totaled $2.4 million and $2.7 million at June 30, 2026 and December 31, 2025, respectively. The $6.6 million, or 2.6%, decrease in investment securities available for sale was primarily due to $7.0 million in maturities and principal repayments, partially offset by $955,000 in purchases of securities. The $394,000 decrease in investment securities held to maturity was the result of scheduled principal repayments and maturities. The proceeds received from the maturities and repayments of investment securities were primarily used to fund loan growth consistent with the Company's strategy to prioritize loan growth and deploy liquidity into higher-yielding assets in a moderating interest rate environment.
Loans and Leases. Loans and leases, net of allowance for credit losses on loans and leases, increased $31.0 million, or 2.6% from December 31, 2025, to $1.2 billion at June 30, 2026. The increase in loans and leases was attributable to increases in commercial and industrial loans, construction and development loans, commercial mortgage loans, and home equity lines of credit of $15.6 million, $14.5 million, $4.8 million, and $2.3 million, respectively. These increases were partially offset by a $2.2 million decrease in direct financing leases, a $1.3 million decrease in consumer loans, a $1.1 million decrease in multi-family loans, and a $1.0 million decrease in residential mortgage loans. At June 30, 2026, there were no loans held for sale, compared to $828,000 at December 31, 2025.
Nonaccrual loans and leases totaled $20.0 million at June 30, 2026, compared to $13.2 million at December 31, 2025. The increase was primarily due to the transfer of a $2.4 million multi-family loan from past due 90 days or more and accruing status as of December 31, 2025 to nonaccrual status, and the addition of a $3.5 million multi-family loan that was placed on nonaccrual status during the second quarter of 2026 due to a troubled loan modification. Accruing loans and leases past due 90 days or more totaled $1.8 million and $4.2 million at June 30, 2026 and December 31, 2025, respectively, with the decrease primarily due to the transfer of the aforementioned multi-family loan to nonaccrual status.
Allowance for Credit Losses. The allowance for credit losses on loans and leases increased $508,000, or 3.1%, to $17.0 million at June 30, 2026 from December 31, 2025. At June 30, 2026, the allowance for credit losses on loans and leases totaled 1.39% of total loans and leases outstanding. At December 31, 2025, the allowance for credit losses on loans and leases totaled $16.5 million, or 1.38% of total loans and leases outstanding. Net charge-offs during the first half of 2026 totaled $904,000 and were primarily attributable to direct financing leases, compared to net charge-offs of $1.0 million during the first half of 2025.
Management regularly analyzes conditions within its geographic markets and evaluates its loan and lease portfolio. The Company evaluated its exposure to potential loan and lease losses as of June 30, 2026, which evaluation included consideration of a potential recession due to inflation, stock market volatility, and overall geopolitical tensions. Credit metrics are being reviewed and stress testing is being performed on the loan portfolio on an ongoing basis. For additional information on the allowance for credit losses, see "Allowance for Credit Losses on Loans and Leases" and "Economic Outlook" in "Note 5: Loans, Leases and Allowance" of the "Notes to Condensed Consolidated Financial Statements" in this report.
Other Assets. Other assets increased $533,000, or 2.8%, to $19.4 million at June 30, 2026 from $18.8 million at December 31, 2025. The increase was primarily caused by an increase in the Company's prepaid assets, resulting from new software and service implementations.
Deposits. Total deposits increased $31.8 million, or 2.8%, to $1.1 billion at June 30, 2026 from December 31, 2025. The increase in deposits primarily was due to increases in brokered time deposits of $28.3 million and savings and money market accounts of $11.0 million. These increases were partially offset by a decrease in retail (non-brokered) time deposits of $17.8 million. Brokered deposits totaled $264.3 million, or 23.0% of total deposits, at June 30, 2026, compared to $235.9 million, or 21.2% of total deposits, at December 31, 2025. At June 30, 2026, noninterest-bearing deposits totaled $100.1 million, or 8.7% of total deposits, compared to $100.1 million, or 9.0% of total deposits, at December 31, 2025.
As of June 30, 2026, approximately $271.6 million of our deposit portfolio, or 23.7% of total deposits, was uninsured, excluding collateralized public deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for First Bank Richmond's regulatory reporting requirements.
Borrowings. Total borrowings decreased $8.0 million, or 3.2%, to $244.0 million at June 30, 2026, compared to $252.0 million at December 31, 2025, reflecting the repayment of other borrowings of $12.0 million, partially offset by a $4.0 million increase in FHLB advances.
Management strategically utilizes FHLB advances to supplement deposit funding, support loan growth, and manage interest rate risk. Management will continue to monitor borrowing needs and adjust FHLB advances as necessary to maintain liquidity and support lending activities.
Stockholders’ Equity. Stockholders’ equity totaled $148.3 million at June 30, 2026, an increase of $2.5 million, or 1.7%, from December 31, 2025. The increase in stockholders' equity was primarily attributable to net income of $5.0 million, partially offset by $2.9 million in dividends paid to Company stockholders.
The available-for-sale portfolio had a net unrealized loss of $44.0 million at June 30, 2026, compared to $43.7 million at December 31, 2025. The after-tax impact of the AOCL on equity was $34.7 million at June 30, 2026, compared to $34.6 million at December 31, 2025.
The Company's equity to asset ratio was 9.55% at June 30, 2026. At June 30, 2026, the Bank's Tier 1 capital to total assets ratio was 10.90% and its capital was well in excess of all regulatory requirements.
Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025.
General. Net income for the three months ended June 30, 2026 was $2.2 million, a $375,000 or 14.4% decrease from net income of $2.6 million for the three months ended June 30, 2025. Diluted earnings per share were $0.22 for the second quarter of 2026, compared to $0.26 diluted earnings per share for the second quarter of 2025. The decrease in net income primarily was the result of an increase in noninterest expense of $2.1 million, primarily due to merger-related expenses, partially offset by an increase in net interest income of $1.3 million and an increase in noninterest income of $500,000.
Interest Income.  Interest income increased $552,000, or 2.6%, to $21.9 million during the quarter ended June 30, 2026, compared to $21.3 million during the quarter ended June 30, 2025. The increase was primarily driven by higher interest income on loans and leases resulting from loan growth and higher yields.
Interest income on loans and leases increased $607,000, or 3.2%, to $19.8 million for the quarter ended June 30, 2026, from $19.2 million for the comparable quarter in 2025. The increase was primarily driven by an increase of $29.8 million in the average balance of loans and leases, and a four basis point improvement in the average yield. The average yield on loans and leases rose to 6.55% from 6.51%, as new loans and leases were originated at higher rates than the average yield in the existing loan and lease portfolio and some variable rate loans repriced to higher rates during the period as a result of an increase in market interest rates.
Interest income on investment securities, excluding FHLB stock, decreased $31,000, or 1.9%, to $1.6 million for the second quarter of 2026 from the comparable quarter in 2025. The decrease was due to a $1.1 million decrease in the average balance, primarily as a result of maturities and paydowns on securities, and a four basis point decrease in the average yield earned on investment securities. The average yield on investment securities, excluding FHLB stock, decreased to 2.52% for the second quarter of 2026, compared to 2.56% for the second quarter of 2025. The average balance of investment securities, excluding FHLB stock, decreased to $250.6 million for the quarter ended June 30, 2026, compared to $251.7 million for the quarter ended June 30, 2025.
Dividends on FHLB stock decreased $8,000, or 2.6%, during the quarter ended June 30, 2026, from the comparable quarter in 2025, resulting in an average yield on FHLB stock of 8.66% for the three months ended June 30, 2026, compared to 8.89% for the three months ended June 30, 2025. Interest income on cash and cash equivalents decreased $15,000, or 6.3%, to $228,000 during the quarter ended June 30, 2026 from the comparable quarter in 2025, due to a 40 basis point decrease in the average yield.
Interest Expense. Interest expense decreased $762,000, or 7.2%, to $9.8 million for the quarter ended June 30, 2026, compared to $10.6 million for the quarter ended June 30, 2025. The decrease reflected lower funding costs across both deposit and borrowing categories.
Interest expense on deposits decreased $599,000, or 7.7%, to $7.2 million for the quarter ended June 30, 2026, from $7.8 million for the comparable quarter in 2025. The decrease primarily was attributable to a 32 basis point decrease in the average rate paid on interest-bearing deposits, which fell to 2.82% from 3.14%. The average balance of interest-bearing deposits increased to $1.0 billion from $995.4 million, partially offsetting the rate-driven reduction in expense.
Interest expense on FHLB borrowings decreased $163,000, or 5.9%, to $2.6 million in the second quarter of 2026 compared to $2.8 million for the same quarter in 2025. The decrease was primarily attributable to an $8.5 million reduction in the average balance of FHLB borrowings, which declined to $253.6 million from $262.1 million, and a decrease in the average rate paid on FHLB borrowings of 12 basis points to 4.12%, compared to 4.24% in the second quarter of 2025.
Management continues to actively evaluate funding mix and pricing strategies to balance interest expense with overall liquidity needs. This includes a focus on deepening core deposit relationships, selectively reducing higher-cost deposits, and managing wholesale borrowings to optimize the cost of funds.
Net Interest Income.  Net interest income before the provision for credit losses increased $1.3 million, or 12.2%, to $12.1 million for the second quarter of 2026, compared to $10.8 million for the second quarter of 2025. This increase was due to a 32 basis point increase in the average interest rate spread and a $9.4 million increase in average net earning assets. The improved spread reflects a favorable shift in asset yields as loans and investment securities repriced to or were originated at higher market rates, paired with a decrease in funding costs.
Net interest margin (annualized) was 3.22% for the three months ended June 30, 2026, compared to 2.93% for the three months ended June 30, 2025. The increase in net interest margin was attributable to improved asset yields, particularly on loans and leases, paired with a decrease in funding costs.
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

	Three Months Ended June 30,
	2026			2025
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,207,815	$19,790	6.55%	$1,178,026	$19,183	6.51%
Securities	250,647	1,580	2.52%	251,717	1,611	2.56%
FHLB stock	13,907	301	8.66%	13,907	309	8.89%
Cash and cash equivalents and other	25,214	228	3.62%	24,156	243	4.02%
Total interest-earning assets	1,497,583	21,899	5.85%	1,467,806	21,346	5.82%
Non-earning assets	40,111			40,536
Total assets	1,537,694			1,508,342

Interest-bearing liabilities:
Savings and money market accounts	343,151	1,845	2.15%	316,419	1,833	2.32%
Interest-bearing checking accounts	147,925	401	1.08%	140,977	373	1.06%
Certificate accounts	533,159	4,967	3.73%	538,026	5,605	4.17%
Borrowings	253,637	2,612	4.12%	262,088	2,775	4.24%
Total interest-bearing liabilities	1,277,872	9,825	3.08%	1,257,510	10,586	3.37%
Noninterest-bearing demand deposits	100,108			107,351
Other liabilities	13,522			13,222
Stockholders' equity	146,192			130,259
Total liabilities and stockholders' equity	1,537,694			1,508,342

Net interest income		$12,074			$10,760
Net earning assets	$219,711			$210,296

Net interest rate spread(1)			2.77%			2.45%
Net interest margin(2)			3.22%			2.93%
Average interest-earning assets to average interest-bearing liabilities	117.19%			116.72%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $823,000 was recorded during the three months ended June 30, 2026, compared to $745,000 for the three months ended June 30, 2025. Net charge-offs during the second quarter of 2026 were $557,000 compared to $626,000 in the second quarter of 2025. The increased provision for credit losses during the quarter was primarily due to increases in loan and lease balances and changes in portfolio composition and credit risk factors.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $500,000, or 46.3%, to $1.6 million for the quarter ended June 30, 2026, compared to the same quarter in 2025. The increase was primarily attributable to the absence of a $157,000 net loss on sales of securities recognized during the second quarter of 2025 and an increase in other income.
Other income increased $281,000, or 79.5%, to $635,000 for the quarter ended June 30, 2026, compared to $354,000 for the comparable quarter in 2025, primarily due to increased wealth management income, including higher estate fees. Net gains on loan and lease sales increased $80,000, or 78.9%, to $181,000 during the quarter ended June 30, 2026, compared to $101,000 during the comparable quarter in 2025, primarily due to higher mortgage banking activity. Partially offsetting these increases was a decrease in loan and lease servicing fees of $41,000, or 29.9%, to $95,000 for the quarter ended June 30, 2026, compared to $136,000 for the comparable quarter in 2025.
Noninterest Expense.  Noninterest expense increased $2.1 million, or 25.4%, to $10.2 million for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to $1.9 million of nonrecurring merger-related expenses recorded in the second quarter of 2026, consisting primarily of professional fees and other transaction-related costs.
Salaries and employee benefits, the largest component of noninterest expense, decreased $41,000, or 0.9%, to $4.7 million, primarily due to reduced equity compensation expenses. Data processing fees increased $175,000, or 18.9%, to $1.1 million, primarily due to increased software implementation expenses. Other expenses increased $179,000, or 20.2%, to $1.1 million, primarily due to real estate tax and force-placed insurance expenses paid on nonaccrual loans. Legal and professional fees decreased $94,000, or 21.0%, to $354,000. Deposit insurance expense decreased $54,000, or 17.8%, to $250,000, primarily due to shifts in First Bank Richmond's asset and deposit mix and related impact on FDIC assessments.
Income Tax Expense.  The provision for income taxes increased $54,000, or 14.1%, to $436,000 during the three months ended June 30, 2026, compared to $382,000 for the same period in 2025. The effective tax rate was 16.4% for the current quarter, compared to 12.8% for the comparable quarter in 2025. The increase in the effective tax rate was primarily attributable to nondeductible merger-related expense incurred through June 30, 2026, as well as a decrease in tax-exempt interest and an increase in pre-tax income during the first half of 2026.
Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025.
General. Net income for the six months ended June 30, 2026 was $5.0 million, a $442,000 or 9.7% increase from net income of $4.6 million for the six months ended June 30, 2025. Diluted earnings per share were $0.51 for the first half of 2026, compared to $0.46 diluted earnings per share for the first half of 2025. The increase in net income primarily was the result of increases in net interest income of $2.5 million and in noninterest income of $636,000, partially offset by increases of $2.4 million in noninterest expense and $268,000 in the provision for income taxes.
Interest Income.  Interest income increased $847,000, or 2.0%, to $43.1 million during the six months ended June 30, 2026, compared to $42.2 million during the six months ended June 30, 2025. Interest income on loans and leases increased $944,000, or 2.5%, to $38.9 million for the six months ended June 30, 2026, from $38.0 million for the comparable period in 2025, due to a $16.2 million increase in the average balance of loans to $1.2 billion for the six months ended June 30, 2026 compared to the same period last year, and a seven basis point increase in the average yield earned on loans and leases. The increase in the average yield was primarily attributable to new loans and leases originated at higher rates and existing variable-rate loans in the portfolio repricing upward. The average yield on loans and leases was 6.51% for the six months ended June 30, 2026, compared to 6.44% for the comparable period in 2025.
Interest income on investment securities, excluding FHLB stock, decreased $102,000, or 3.1%, to $3.2 million for the first half of 2026 from the comparable period in 2025. The decrease was due to a $3.2 million decrease in the average balance, which resulted from maturities and principal repayments that were used to fund loan growth. The average yield on investment securities, excluding FHLB stock, was 2.49% for the first half of 2026, compared to 2.54% for the same period in 2025. The average balance of investment securities, excluding FHLB stock, decreased to $253.6 million for the six months ended June 30, 2026, compared to $256.9 million for the six months ended June 30, 2025.
Dividends on FHLB stock decreased $28,000, or 4.5%, during the six months ended June 30, 2026 from the comparable period in 2025, resulting in an average yield on FHLB stock of 8.51% for the six months ended June 30, 2026, compared to 8.92% for the six months ended June 30, 2025. Interest income on cash and cash equivalents increased $32,000, or 8.6%, to $406,000 during the six months ended June 30, 2026 from the comparable period in 2025, due to a $3.9 million increase in the average balance of cash and cash equivalents reflecting higher liquidity maintained in advance of the merger, partially offset by a 38 basis point decrease in the average yield.
Interest Expense. Interest expense decreased $1.7 million, or 7.8%, to $19.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Interest expense on deposits decreased $1.1 million, or 7.3%, to $14.5 million for the six months ended June 30, 2026, from the comparable period in 2025. The decrease in interest expense on deposits primarily was attributable to a 30 basis point decrease in the average rate paid, which declined to 2.85% for the six months ended June 30, 2026, compared to 3.16% for the six months ended June 30, 2025, partially offset by a $25.1 million increase in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits was $1.0 billion for the six months ended June 30, 2026, compared to $992.4 million in the comparable period in 2025.
Interest expense on FHLB borrowings decreased $511,000, or 9.2%, to $5.0 million in the first half of 2026 compared to $5.5 million for the same period in 2025, primarily due to a $20.9 million decrease in the average balance of FHLB borrowings and a decrease in the average rate paid on FHLB borrowings of six basis points. The average balance of FHLB borrowings totaled $247.4 million during the six months ended June 30, 2026, compared to $268.3 million for the period ended June 30, 2025. The average rate paid on FHLB borrowings was 4.07% for the six months ended June 30, 2026, compared to 4.13% for the first half of 2025.
Net Interest Income.  Net interest income before the provision for credit losses increased $2.5 million, or 11.9%, to $23.5 million for the first half of 2026, compared to $21.0 million for the first half of 2025. This increase was due to a 31 basis point increase in the average interest rate spread and an increase of $12.7 million in average net earning assets. The improved spread reflects a favorable shift in asset yields outpacing the increase in funding costs, as loans and investment securities repriced or were originated at higher market rates.
Net interest margin (annualized) was 3.17% for the six months ended June 30, 2026, compared to 2.86% for the six months ended June 30, 2025. The increase in net interest margin was attributable to improved asset yields, particularly on loans and leases, paired with a decrease in funding costs.
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

	Six Months Ended June 30,
	2026			2025
	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate	Average Balance Outstanding	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans and leases receivable	$1,195,543	$38,901	6.51%	$1,179,329	$37,957	6.44%
Securities	253,649	3,162	2.49%	256,866	3,264	2.54%
FHLB stock	13,907	592	8.51%	13,907	620	8.92%
Cash and cash equivalents and other	23,064	406	3.52%	19,177	374	3.90%
Total interest-earning assets	1,486,163	43,061	5.79%	1,469,279	42,215	5.75%
Non-earning assets	39,243			40,278
Total assets	1,525,406			1,509,557

Interest-bearing liabilities:
Savings and money market accounts	331,888	3,505	2.11%	310,484	3,556	2.29%
Interest-bearing checking accounts	147,308	798	1.08%	137,737	697	1.01%
Certificate accounts	538,356	10,208	3.79%	544,192	11,403	4.19%
Borrowings	247,398	5,029	4.07%	268,343	5,540	4.13%
Total interest-bearing liabilities	1,264,950	19,540	3.09%	1,260,756	21,196	3.36%
Noninterest-bearing demand deposits	99,240			103,316
Other liabilities	13,916			13,477
Stockholders' equity	147,300			132,008
Total liabilities and stockholders' equity	1,525,406			1,509,557

Net interest income		$23,521			$21,019
Net earning assets	$221,213			$208,523

Net interest rate spread(1)			2.70%			2.39%
Net interest margin(2)			3.17%			2.86%
Average interest-earning assets to average interest-bearing liabilities	117.49%			116.54%
_____________
(1)Annualized.  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)Annualized. Net interest margin represents net interest income divided by average total interest-earning assets.
Provision for Credit Losses. A provision for credit losses of $1.5 million was recognized during the six months ended June 30, 2026 and the six months ended June 30, 2025. Net charge-offs during the first half of 2026 were $904,000, compared to $1.0 million in the first half of 2025. The provision reflected replenishment of the allowance following charge-offs and was influenced by changes in the macroeconomic forecast, including a modest deterioration in projected economic indicators such as national GDP and unemployment rates.
While we believe the steps we have taken and continue to take are necessary to effectively manage our portfolio, uncertainties relating to the level of our allowance for credit losses remain heightened as a result of continued concern about a potential recession due to tariffs, inflation, stock market volatility, and overall geopolitical tensions.

Noninterest Income.  Noninterest income increased $636,000, or 28.4%, to $2.9 million for the six months ended June 30, 2026, compared to the same period in 2025. During the first half of 2025, net losses on sales of securities totaled $157,000, while no securities were sold in the first half of 2026. Net gains on loan and lease sales increased $158,000, or 80.4%, to $354,000 for the six months ended June 30, 2026, compared to the comparable period in 2025, primarily due to increased mortgage banking activity. Other income increased $313,000, or 43.8%, to $1.1 million for the six months ended June 30, 2026, compared to $714,000 for the comparable period in 2025, primarily due to increased wealth management income. Partially offsetting these increases was a decrease in loan and lease servicing fees of $59,000, or 23.9%, to $189,000 for the first half of 2026 compared to $248,000 for the first half of 2025.
Noninterest Expense.  Noninterest expense increased $2.4 million, or 14.5%, to $18.9 million for the six months ended June 30, 2026, compared to $16.5 million for the same period in 2025. The increase is primarily attributable to $1.9 million of nonrecurring merger-related expenses recorded in the second quarter of 2026, consisting primarily of professional fees and other transaction-related costs.
Salaries and employee benefits, which represent the largest component of noninterest expense, decreased $189,000, or 2.0%, to $9.3 million, reflecting reduced equity compensation expenses. Other expenses increased $393,000, or 19.8%, primarily due to increased tax and insurance expense on nonaccrual loans, as well as $263,000 in check fraud losses related to a single customer, which is nonrecurring in nature. Deposit insurance expense decreased $108,000, or 16.8%, primarily due to changes in the Company's asset and deposit mix and related assessments. Data processing fees increased $465,000, or 25.5%, to $2.3 million, primarily due to increased software implementation and technology upgrade expenses.
Income Tax Expense.  The provision for income taxes increased $268,000 during the six months ended June 30, 2026, compared to the same period in 2025. The effective tax rate for the first half of 2026 was 16.6% compared to 13.8% for the same period a year ago. The increase in the effective tax rate was primarily attributable to nondeductible merger-related expense incurred through June 30, 2026, as well as a decrease in tax-exempt interest and an increase in pre-tax income during the first half of 2026.
Capital and Liquidity
Capital. Shareholders' equity totaled $148.3 million at June 30, 2026, compared to $145.8 million at December 31, 2025, an increase of $2.5 million. Equity was positively impacted during the first half of 2026 by net income of $5.0 million, $386,000 related to the allocation of ESOP shares, and $176,000 of stock-based compensation expense. These increases were partially offset by a $189,000 increase in AOCL and $2.9 million in dividends paid to stockholders.
We paid a regular quarterly dividend of $0.15 per common share during the second quarter of 2026 and the second quarter of 2025. We currently expect to continue our practice of paying regular quarterly cash dividends on common stock, subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Assuming continued payment during 2026 at the current dividend rate of $0.15 per share, our total dividend payments each quarter would be approximately $1.6 million based on the number of outstanding shares at June 30, 2026.
Stock Repurchase Plans. During the six months ended June 30, 2026, the Company did not have an existing stock repurchase program and did not repurchase any shares of its common stock. Stock repurchase programs are utilized from time to time to manage the Company's capital position, enhance shareholder value, and offset dilution from stock-based compensation awards. See Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds."
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
Our liquid assets in the form of cash and cash equivalents and investment securities available for sale totaled $282.8 million at June 30, 2026. Certificates of deposit scheduled to mature in less than one year from June 30, 2026 totaled $409.1 million. Historically, First Bank Richmond has been able to retain a significant amount of its deposits as they mature.
As of June 30, 2026, we had approximately $21.4 million held in interest-bearing deposits at the Federal Reserve. We also have the ability to borrow funds as a member of the FHLB. As of June 30, 2026, based upon available, pledgeable collateral, our total remaining borrowing capacity with the FHLB was approximately $115.0 million. Furthermore, at June 30, 2026, we had approximately $135.9 million in securities that were unencumbered and could be used to support additional borrowings through repurchase agreements or the Federal Reserve discount window, as needed. As of June 30, 2026, management was not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on us.
Our cash flows are comprised of three primary classifications: operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.8 million for the six months ended June 30, 2026, compared to $7.0 million provided by operating activities for the six months ended June 30, 2025. The decrease in operating cash flows primarily reflected changes in operating assets and liabilities.
Net cash used in investing activities totaled $25.1 million for the six months ended June 30, 2026, compared to net cash provided of $2.5 million in the same period of 2025. The significantly higher cash usage in the first half of 2026 was primarily due to increased net loan growth compared to the prior-year period, as net loans increased $30.2 million in the current period compared to growth of $8.7 million in the first half of 2025.
Net cash provided by financing activities was $20.9 million for the six months ended June 30, 2026, compared to net cash used of $4.0 million during the same period in 2025. The increase primarily reflected growth in deposits, including a $10.6 million increase in certificates of deposit during the first half of 2026 compared to a $7.6 million decrease in the prior-year period, and a $21.2 million increase in demand and savings deposits compared to a $10.0 million increase in the prior-year period. These increases were partially offset by the repayment of $12.0 million in other borrowings during the first half of 2026, with no comparable activity in the prior-year period. Additionally, demand and savings deposits increased $21.2 million in the first half of 2026 compared to an increase of $10.0 million in the prior-year period. The first half of 2025 also included $5.6 million in common stock repurchases under the Company's repurchase program, with no comparable activity in the current period.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2025 Form 10-K other than set forth above.
Richmond Mutual Bancorporation is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its own operating expenses, Richmond Mutual Bancorporation is responsible for paying for any stock repurchases, dividends declared to its stockholders and other general corporate expenses. Since Richmond Mutual Bancorporation is a holding company and does not conduct operations, its primary sources of liquidity are interest on investment securities purchased with proceeds from our initial public offering, dividends up-streamed from the Bank, and borrowings from outside sources. Banking regulations may limit the amount of dividends that may be paid to us by the Bank. At June 30, 2026, Richmond Mutual Bancorporation, on an unconsolidated basis, had $3.6 million in cash, noninterest-bearing deposits, and liquid investments generally available for its cash needs.

Regulatory Capital Requirements. First Bank Richmond is subject to minimum capital requirements imposed by the FDIC. The FDIC may require us to have additional capital above the specific regulatory levels if it believes we are subject to increased risk due to asset problems, high interest rate risk and other risks. At June 30, 2026, First Bank Richmond’s regulatory capital exceeded the FDIC regulatory requirements, and First Bank Richmond was well-capitalized under regulatory prompt corrective action standards. Consistent with our goals to operate a sound and profitable organization, our policy is for First Bank Richmond to maintain well-capitalized status.

	Actual		Minimum for Capital Adequacy Purposes		Categorized as "Well-Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2026
Total risk-based capital (to risk weighted assets)	$187,563	14.2%	$105,376	8.0%	$131,720	10.0%
Tier 1 risk-based capital (to risk weighted assets)	171,087	13.0	79,032	6.0	105,376	8.0
Common equity tier 1 capital (to risk weighted assets)	171,087	13.0	59,274	4.5	85,618	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	171,087	10.9	62,786	4.0	78,483	5.0

As of December 31, 2025
Total risk-based capital (to risk weighted assets)	$186,532	14.6%	$101,960	8.0%	$127,451	10.0%
Tier 1 risk-based capital (to risk weighted assets)	170,591	13.4	76,470	6.0	101,960	8.0
Common equity tier 1 capital (to risk weighted assets)	170,591	13.4	57,353	4.5	82,843	6.5
Tier 1 leverage (core) capital (to adjusted tangible assets)	170,591	11.0	62,290	4.0	77,862	5.0
Pursuant to the capital regulations of the FDIC and the other federal banking agencies, First Bank Richmond must maintain a capital conservation buffer consisting of additional common equity tier 1 (“CET1”) capital greater than 2.5% of risk-weighted assets above the required minimum levels of risk-based CET1 capital, tier 1 capital and total capital. Failure to maintain the required buffer could result in limitations on First Bank Richmond's ability to pay dividends and discretionary bonuses and the Company's ability to repurchase shares based on specified percentages of eligible retained income. At June 30, 2026, First Bank Richmond’s capital exceeded the conservation buffer.
For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve Board expects the holding company’s subsidiary banks to be well capitalized under the prompt corrective action regulations. If Richmond Mutual Bancorporation was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2026, it would have exceeded all regulatory capital requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been any material change in the market risk disclosures contained in our 2025 Form 10-K.
ITEM 4.  CONTROLS AND PROCEDURES
(a)     Evaluation of Disclosure Controls and Procedures.
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and several other members of senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2026, were effective.
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
(b)    Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2026, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 1A.  RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2025 Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable
(b)Not applicable
(c)The following table sets forth information with respect to repurchases of our outstanding common shares during the three months ended June 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	—
May 1, 2026 - May 31, 2026	—	$—	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
Total	—	$—	—	—
_________________________
(1)The Company did not have a publicly announced stock repurchase program in place during the quarter ended June 30, 2026.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Nothing to report.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
(a) Nothing to report.
(b) Nothing to report.
(c) Trading Plans. During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.8+
Change in Control Agreement, dated November 11, 2025, by and among Richmond Mutual Bancorporation, Inc., First bank Richmond, and Christopher D. Cook (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-4 filed with the SEC on March 23, 2026 (Commission File No. 333-294527)).

10.9+
Form of Change in Control Agreement, dated November 11, 2025, by and among Richmond Mutual Bancorporation, Inc., First bank Richmond, and each of Chad Kozuch, Carroll Valentino and Mark Novak (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-4 filed with the SEC on March 23, 2026 (Commission File No. 333-294527)).

10.10+
Settlement and Release Agreement by and among Bradley Cunningham, Richmond Mutual Bancorporation, Inc., First Bank Richmond, The Farmers Bancorp, Frankfort Indiana and The Farmers Bank (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-4 filed with the SEC on March 23, 2026 (Commission File No. 333-294527)).

10.11+
Form of Amendment No. 1 to Settlement and Release Agreement by and among Bradley Cunningham, Richmond Mutual Bancorporation, Inc., First Bank Richmond, The Farmers Bancorp, Frankfort Indiana and The Farmers Bank (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-4 filed with the SEC on March 23, 2026 (Commission File No. 333-294527)).

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)
31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)
32.0	Section 1350 Certifications
101.0
The following materials for the quarter ended June 30, 2026, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RICHMOND MUTUAL BANCORPORATION, INC.

Date: August 13, 2026	By:	/s/ Garry D. Kleer
Garry D. Kleer
Chairman and CEO
(Duly Authorized Officer)

Date: August 13, 2026	By:	/s/ Bradley M. Glover
Bradley M. Glover
Executive Vice President and CFO
(Principal Financial and Accounting Officer)